Form 10-Q
period 2018-12-01
MILLER HERMAN INC
filed 2019-01-09
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ _ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 1, 2018	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

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

Large accelerated filer [ X ]	Accelerated filer [_]	Non-accelerated filer [_]	Smaller reporting company [_]	Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act                 [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_] No [ X ]

Common Stock Outstanding at January 7, 2019 - 58,895,990 shares

Herman Miller, Inc. Form 10-Q

Herman Miller, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Dollars in millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
Net sales	$652.6	$604.6	$1,277.3	$1,184.8
Cost of sales	417.0	382.5	816.6	745.8
Gross margin	235.6	222.1	460.7	439.0
Operating expenses:
Selling, general and administrative	163.2	153.2	322.7	300.7
Restructuring and impairment expenses	0.3	0.5	1.4	1.9
Design and research	19.0	18.0	37.5	36.5
Total operating expenses	182.5	171.7	361.6	339.1
Operating earnings	53.1	50.4	99.1	99.9
Other expenses:
Interest expense	3.1	3.7	6.0	7.4
Other, net	0.7	(0.3)	(0.3)	(1.0)
Earnings before income taxes and equity income	49.3	47.0	93.4	93.5
Income tax expense	11.2	14.3	20.0	28.5
Equity income from nonconsolidated affiliates, net of tax	1.2	0.8	1.8	1.5
Net earnings	39.3	33.5	75.2	66.5
Net earnings attributable to noncontrolling interests	—	—	0.1	—
Net earnings attributable to Herman Miller, Inc.	$39.3	$33.5	$75.1	$66.5

Earnings per share — basic	$0.66	$0.56	$1.27	$1.11
Earnings per share — diluted	$0.66	$0.55	$1.26	$1.10

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$(4.5)	$0.1	$(12.4)	$4.5
Pension and other post-retirement plans	0.4	0.8	1.1	1.6
Interest rate swaps	1.0	2.6	0.5	1.0
Unrealized holding loss	—	—	(0.1)	—
Other comprehensive (loss) income	(3.1)	3.5	(10.9)	7.1
Comprehensive income	36.2	37.0	64.3	73.6
Comprehensive income attributable to noncontrolling interests	—	—	0.1	—
Comprehensive income attributable to Herman Miller, Inc.	$36.2	$37.0	$64.2	$73.6

See accompanying notes to condensed consolidated financial statements.

Herman Miller, Inc.
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share data)
(Unaudited)

	December 1, 2018	June 2, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$113.6	$203.9
Short-term investments	8.2	8.6
Accounts and notes receivable, net	223.0	217.4
Unbilled accounts receivable	32.4	1.9
Inventories, net	178.5	162.4
Prepaid expenses and other	45.3	51.2
Total current assets	601.0	645.4
Property and equipment, at cost	1,047.3	1,020.8
Less — accumulated depreciation	(714.3)	(689.4)
Net property and equipment	333.0	331.4
Goodwill	303.9	304.1
Indefinite-lived intangibles	78.1	78.1
Other amortizable intangibles, net	43.9	41.3
Other noncurrent assets	149.8	79.2
Total Assets	$1,509.7	$1,479.5

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$184.6	$171.4
Accrued compensation and benefits	82.0	86.3
Accrued warranty	52.4	51.5
Customer deposits	27.0	27.6
Other accrued liabilities	79.3	77.0
Total current liabilities	425.3	413.8
Long-term debt	281.9	275.0
Pension and post-retirement benefits	13.8	15.6
Other liabilities	82.5	79.8
Total Liabilities	803.5	784.2
Redeemable noncontrolling interests	20.7	30.5
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 58,902,002 and 59,230,974 shares issued and outstanding in 2019 and 2018, respectively)	11.8	11.7
Additional paid-in capital	94.3	116.6
Retained earnings	650.6	598.3
Accumulated other comprehensive loss	(70.8)	(61.3)
Key executive deferred compensation plans	(0.7)	(0.7)
Herman Miller, Inc. Stockholders' Equity	685.2	664.6
Noncontrolling Interests	0.3	0.2
Total Stockholders' Equity	685.5	664.8
Total Liabilities, Redeemable Noncontrolling Interests, and Stockholders' Equity	$1,509.7	$1,479.5

See accompanying notes to condensed consolidated financial statements.

Herman Miller, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in millions)
(Unaudited)

	Six Months Ended
	December 1, 2018	December 2, 2017
Cash Flows from Operating Activities:
Net earnings	$75.2	$66.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	37.6	31.8
Stock-based compensation	5.0	3.0
Pension and post-retirement expenses	0.6	0.7
Pension contributions	—	(12.0)
Earnings from nonconsolidated affiliates net of dividends received	(0.7)	(0.3)
Deferred taxes	1.1	(1.0)
Gain on sales of property and dealers	—	(0.8)
Restructuring and impairment expenses	1.4	1.9
Increase in current assets	(44.2)	(15.7)
Increase in current liabilities	15.1	4.4
(Decrease) increase in non-current liabilities	(0.4)	3.0
Other, net	0.8	—
Net Cash Provided by Operating Activities	91.5	81.5

Cash Flows from Investing Activities:
Proceeds from sale of property and dealers	—	2.0
Marketable securities purchases	(0.3)	(0.4)
Marketable securities sales	0.7	0.4
Equity investment in non-controlled entities	(71.6)	—
Capital expenditures	(41.1)	(39.8)
Proceeds from life insurance policy	—	8.1
Purchase of HAY licensing agreement	(4.8)	—
Net advances on notes receivable	(0.1)	(0.5)
Other, net	(1.5)	(0.4)
Net Cash Used in Investing Activities	(118.7)	(30.6)

Cash Flows from Financing Activities:
Dividends paid	(22.4)	(20.9)
Proceeds from issuance of long-term debt	—	115.4
Payments of long-term debt	—	(115.4)
Common stock issued	10.4	5.9
Common stock repurchased and retired	(37.4)	(17.3)
Purchase of redeemable noncontrolling interests	(10.1)	(1.0)
Net (payments) proceeds from supplier financing program	(0.4)	0.4
Payment of contingent consideration	(0.2)	(0.1)
Other, net	0.3	(0.2)
Net Cash Used in by Financing Activities	(59.8)	(33.2)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3.3)	0.7
Net Decrease in Cash and Cash Equivalents	(90.3)	18.4

Cash and Cash Equivalents, Beginning of Period	203.9	96.2
Cash and Cash Equivalents, End of Period	$113.6	$114.6

See accompanying notes to condensed consolidated financial statements.

Herman Miller, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Dollars in millions, except share data)
(Unaudited)

	Six Months Ended December 1, 2018
	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Key Executive Deferred Compensation	Herman Miller, Inc. Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
		Shares	Amount
June 2, 2018	$—	59,230,974	$11.7	$116.6	$598.3	$(61.3)	$(0.7)	$664.6	$0.2	$664.8
Net earnings	—	—	—	—	35.8	—	—	35.8	0.1	35.9
Other comprehensive loss	—	—	—	—	—	(7.8)	—	(7.8)	—	(7.8)
Stock-based compensation expense	—	—	—	2.2	—	—	—	2.2	—	2.2
Exercise of stock options	—	265,739	0.2	7.9	—	—	—	8.1	—	8.1
Restricted and performance stock units released	—	335,266	0.1	—	—	—	—	0.1	—	0.1
Employee stock purchase plan issuances	—	16,805	—	0.5	—	—	—	0.5	—	0.5
Repurchase and retirement of common stock	—	(545,866)	(0.1)	(20.7)	—	—	—	(20.8)	—	(20.8)
Dividends declared ($0.1975 per share)	—	—	—	—	(11.6)	—	—	(11.6)	—	(11.6)
Cumulative effect of accounting changes	—	—	—	—	2.0	(0.1)	—	1.9	—	1.9
September 1, 2018	$—	59,302,918	$11.9	$106.5	$624.5	$(69.2)	$(0.7)	$673.0	$0.3	$673.3
Net earnings	—	—	—	—	39.3	—	—	39.3	—	39.3
Other comprehensive loss	—	—	—	—	—	(3.1)	—	(3.1)	—	(3.1)
Stock-based compensation expense	—	—	—	2.5	—	—	—	2.5	—	2.5
Exercise of stock options	—	53,614	—	1.3	—	—	—	1.3	—	1.3
Restricted and performance stock units released	—	7,511	—	—	—	—	—	—	—	—
Employee stock purchase plan issuances	—	14,813	—	0.5	—	—	—	0.5	—	0.5
Repurchase and retirement of common stock	—	(476,854)	(0.1)	(16.5)	—	—	—	(16.6)	—	(16.6)
Dividends declared ($0.1975 per share)	—	—	—	—	(11.7)	—	—	(11.7)	—	(11.7)
Cumulative effect of accounting changes	—	—	—	—	(1.5)	1.5	—	—	—	—
December 1, 2018	$—	58,902,002	$11.8	$94.3	$650.6	$(70.8)	$(0.7)	$685.2	$0.3	$685.5

	Six Months Ended December 2, 2017
	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Key Executive Deferred Compensation	Herman Miller, Inc. Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
		Shares	Amount
June 3, 2017	$—	59,715,824	$11.9	$139.3	$519.5	$(82.2)	$(1.0)	$587.5	$0.2	$587.7
Net earnings	—	—	—	—	33.0	—	—	33.0	—	33.0
Other comprehensive income	—	—	—	—	—	3.6	—	3.6	—	3.6
Stock-based compensation expense	—	—	—	1.7	—	—	—	1.7	—	1.7
Exercise of stock options	—	150,556	0.1	3.8	—	—	—	3.9	—	3.9
Restricted and performance stock units released	—	220,850	—	—	—	—	—	—	—	—
Employee stock purchase plan issuances	—	18,223	—	0.5	—	—	—	0.5	—	0.5
Repurchase and retirement of common stock	—	(330,963)	—	(11.1)	—	—	—	(11.1)	—	(11.1)
Dividends declared ($0.1800 per share)	—	—	—	—	(10.8)	—	—	(10.8)	—	(10.8)
Redemption value adjustment	—	—	—	—	0.2	—	—	0.2	—	0.2
Cumulative effect of accounting changes	—	—	—	(0.3)	0.2	—	—	(0.1)	—	(0.1)
September 2, 2017	$—	59,774,490	$12.0	$133.9	$542.1	$(78.6)	$(1.0)	$608.4	$0.2	$608.6
Net earnings	—	—	—	—	33.5	—	—	33.5	—	33.5
Other comprehensive income	—	—	—	—	—	3.5	—	3.5	—	3.5
Stock-based compensation expense	—	—	—	1.1	—	—	—	1.1	—	1.1
Exercise of stock options	—	37,469	—	0.9	—	—	—	0.9	—	0.9
Restricted and performance stock units released	—	14,424	—	—	—	—	—	—	—	—
Employee stock purchase plan issuances	—	15,192	—	0.6	—	—	—	0.6	—	0.6
Repurchase and retirement of common stock	—	(177,511)	(0.1)	(6.1)	—	—	—	(6.2)	—	(6.2)
Dividends declared ($0.1800 per share)	—	—	—	—	(10.8)	—	—	(10.8)	—	(10.8)
Redemption value adjustment	—	—	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Cumulative effect of accounting changes	—	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
December 2, 2017	$—	59,664,064	$11.9	$130.4	$564.4	$(75.1)	$(1.0)	$630.6	$0.2	$630.8

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 1, 2018
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

The accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly the financial position of the Company as of December 1, 2018. Operating results for the three and six months ended December 1, 2018, are not necessarily indicative of the results that may be expected for the year ending June 1, 2019. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 2, 2018.

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

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
This update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Early adoption is permitted.
		September 2, 2018	The Company early adopted the standard prospectively effective September 2, 2018. The impacts resulting from adoption did not have an impact on the Company’s Financial Statements.

Recently Adopted Accounting Standards (Continued)

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This update allows for the reclassification to retained earnings of the tax effects stranded in Accumulated Other Comprehensive Income resulting from The Tax Cuts and Jobs Act. Early adoption is permitted.
September 2, 2018
The Company early adopted the standard effective September 2, 2018 and reclassified $1.5 million from Accumulated other comprehensive loss to Retained earnings related to the Company’s interest rate swap agreements.

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
		May 31, 2020	The Company is currently evaluating the impact of adopting this guidance.

Recently Issued Accounting Standards Not Yet Adopted (Continued)

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters

Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement
This update eliminates, adds and modifies certain disclosure requirements for fair value measurements. Early adoption is permitted, and an entity is also permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date.
		May 31, 2020	The Company is currently evaluating the impact of adopting this guidance.

Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans	This update eliminates, adds and clarifies certain disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Early adoption is permitted.	May 30, 2021	The Company is currently evaluating the impact of adopting this guidance.

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
The Company adopted ASC 606 using the modified retrospective approach and applied the guidance therein to all applicable contracts that were not complete as of the date of adoption. As a result of these changes in accounting, the Company recorded a cumulative adjustment to retained earnings of $1.9 million on the date of adoption. With the change in performance obligations under ASC 606, product revenue recognition is accelerated on certain direct commercial customer sales. As a result, the cumulative adjustment recorded upon the adoption of ASC 606 had the impact of reducing inventory for sales transactions that would have been recognized in a prior period under ASC 606 and recording unbilled receivables for the amounts owed prior to invoicing. Additionally, the cumulative adjustment reflects the change in accrued expenses, including income taxes payable, related to these sales transactions. The cumulative impact to our Condensed Consolidated Balance Sheet as of June 3, 2018 was as follows:

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

	Three Months Ended December 1, 2018
(In millions)	As reported	Performance Obligation Change	Gross vs. Net Change	Legacy GAAP
Statement of Comprehensive Income
Net sales	$652.6	$(7.5)	$(10.1)	$635.0
Cost of sales	417.0	(4.1)	(10.1)	402.8
Gross margin	235.6	(3.4)		232.2
Total operating expenses	182.5	(0.1)		182.4
Operating earnings	53.1	(3.3)		49.8
Income tax expense	11.2	(0.6)		10.6
Net earnings	39.3	(2.7)		36.6

	Six Months Ended December 1, 2018
(In millions)	As reported	Performance Obligation Change	Gross vs. Net Change	Legacy GAAP
Statement of Comprehensive Income
Net sales	$1,277.3	$(18.2)	$(18.6)	$1,240.5
Cost of sales	816.6	(9.9)	(18.6)	788.1
Gross margin	460.7	(8.3)		452.4
Total operating expenses	361.6	(0.2)		361.4
Operating earnings	99.1	(8.1)		91.0
Income tax expense	20.0	(1.7)		18.3
Net earnings	75.2	(6.4)		68.8

	As of December 1, 2018
(In millions)	As reported	Performance Obligation Change	Gross vs. Net Change	Legacy GAAP
Balance Sheet
Assets:
Unbilled accounts receivable	$32.4	$(29.3)		$3.1
Inventories, net	178.5	16.5		195.0

Liabilities:
Accrued compensation and benefits	82.0	(0.3)		81.7
Other accrued liabilities	79.3	(4.2)		75.1

Equity:
Retained earnings	650.6	(8.3)		642.3

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

The Company's contracts with customers include master agreements and certain other forms of contracts, which do not reach the level of a performance obligation until a purchase order is received from a customer. At the point in time that a purchase order under a contract is received by the Company, the collective group of documents represent an enforceable contract between the Company and the customer. While certain customer contracts may have a duration of greater than a year, all purchase orders are less than a year in duration. As of December 1, 2018, all unfulfilled performance obligations are expected to be fulfilled in the next twelve months.

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

Revenue disaggregated by contract type has been provided in the table below:

	Three Months Ended	Six Months Ended
(In millions)	December 1, 2018	December 1, 2018
Net Sales:
Single performance obligation
Product revenue	$539.4	$1,074.6
Multiple performance obligations
Product revenue	107.9	192.7
Service revenue	3.2	5.9
Other	2.1	4.1
Total	$652.6	$1,277.3

Revenue disaggregated by product type and reportable segment has been provided in the table below:

	Three Months Ended	Six Months Ended
(In millions)	December 1, 2018	December 1, 2018
North American Furniture Solutions:
Systems	$143.5	$288.1
Seating	100.0	196.6
Freestanding and storage	78.5	153.2
Other	31.2	59.0
Total North American Furniture Solutions	$353.2	$696.9

ELA Furniture Solutions:
Systems	$28.4	$51.1
Seating	62.1	130.8
Freestanding and storage	13.9	24.3
Other	14.1	27.8
Total ELA Furniture Solutions	$118.5	$234.0

Specialty:
Systems	$1.8	$3.3
Seating	26.9	55.9
Freestanding and storage	19.5	32.3
Textiles	4.0	9.0
Other	29.4	58.4
Total Specialty	$81.6	$158.9

Consumer:
Systems	$0.1	$0.1
Seating	58.1	111.8
Freestanding and storage	16.8	34.0
Other	24.3	41.6
Total Consumer	$99.3	$187.5

Total	$652.6	$1,277.3

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

Contract liabilities represent deposits made by customers before the satisfaction of performance obligation(s) are complete and revenue is recognized. Upon completion of the performance obligation(s) that the Company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized. These customer deposits are included within the caption “Customer deposits” in the Condensed Consolidated Balance Sheets. During the three and six month periods ended December 1, 2018, the Company recognized Net sales of $17.8 million and $23.1 million, respectively, related to customer deposits there were included in the balance sheet as of September 1, 2018 and June 2, 2018.

4. Acquisitions and Divestitures

Maars Holding B.V.
On August 31, 2018, Herman Miller Holdings Limited, a wholly owned subsidiary of the Company, acquired 48% of the outstanding equity of Maars Holding B.V. ("Maars”), a Harderwijk, Netherlands-based worldwide leader in the design and manufacturing of interior wall solutions. The Company acquired its 48% ownership interest in Maars for approximately $6.1 million in cash. The entity is accounted for using the equity method of accounting as the Company has significant influence, but not control, over the entity.

For the Maars equity method investment, the fair values assigned to the assets acquired were based on best estimates and assumptions as of the reporting date and are considered preliminary pending completion of the valuation analysis.

Nine United Denmark A/S
On June 7, 2018, Herman Miller Holdings Limited, a wholly owned subsidiary of the Company acquired 33% of the outstanding equity of Nine United Denmark A/S, d/b/a HAY ("HAY”), a Copenhagen, Denmark-based, design leader in furniture and ancillary furnishings for residential and contract markets in Europe and Asia. The Company acquired its 33% ownership interest in HAY for approximately $65.5 million in cash. The entity is accounted for using the equity method of accounting as the Company has significant influence, but not control, over the entity.

The Company also acquired the rights to the HAY brand in North America under a long-term license agreement for approximately $4.8 million in cash. This licensing agreement is recorded as an amortizing intangible asset and is being amortized over its 15 year useful life. This asset is recorded within Other amortizable intangibles, net within the Condensed Consolidated Balance Sheets.

For the Hay equity method investment, the fair values assigned to the assets acquired were based on best estimates and assumptions as of the reporting date and are considered preliminary pending completion of the valuation analysis.

Contract Furniture Dealerships
On July 31, 2017, the Company completed the sale of a wholly-owned contract furniture dealership in Vancouver, Canada for initial cash consideration of $2.0 million. A pre-tax gain of $1.1 million was recognized as a result of the sale within the caption Selling, general and administrative within the Condensed Consolidated Statements of Comprehensive Income.

On January 1, 2017, the Company completed the sale of a wholly-owned contract furniture dealership in Philadelphia, Pennsylvania in exchange for $3.0 million, that was comprised of both a term note receivable and a line of credit. A pre-tax gain of $0.7 million was recognized as a result of the sale within the caption Selling, general and administrative within the Condensed Consolidated Statements of Comprehensive Income. These long-term receivables were deemed to be variable interests in a variable interest entity. The carrying value of the long-term receivables was $2.6 million and $2.5 million as of December 1, 2018 and June 2, 2018, and represents the Company's maximum exposure to loss. The Company is not deemed to be the primary beneficiary of the variable interest entity as the buyers of the dealership control the activities that most significantly impact the entity's economic performance, including sales, marketing and operations.

5. Inventories, net

(In millions)	December 1, 2018	June 2, 2018
Finished goods	$138.2	$124.2
Raw materials	40.3	38.2
Total	$178.5	$162.4

Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories at our West Michigan manufacturing operations are valued using the last-in, first-out (LIFO) method, whereas inventories of certain other operations are valued using the first-in, first-out (FIFO) method.

6. Goodwill and Indefinite-lived Intangibles

Goodwill and other indefinite-lived intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following as of December 1, 2018 and June 2, 2018:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Intangible Assets
June 2, 2018	$304.1	$78.1	$382.2
Foreign currency translation adjustments	(0.2)	—	(0.2)
December 1, 2018	$303.9	$78.1	$382.0

7. Employee Benefit Plans

The following table summarizes the components of net periodic benefit costs for the Company's International defined benefit pension plan for the three and six months ended:

	Three Months Ended		Six Months Ended
(In millions)	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
Interest cost	$0.7	$0.8	$1.4	$1.6
Expected return on plan assets	(1.1)	(1.8)	(2.1)	(3.5)
Net amortization loss	0.7	1.3	1.3	2.6
Net periodic benefit cost	$0.3	$0.3	$0.6	$0.7

The Company retrospectively adopted ASU 2017-07 - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost on June 3, 2018. As the Company's pension and post retirement medical plans are frozen and not open to new plan participants, these plans no longer have a service component in net periodic benefit cost. Prior to adoption, the Company recorded net periodic benefit costs related to its defined benefit pension and post-retirement medical plans within Selling, general and administrative expenses. As a result of adoption, these costs are recorded within Other, net. The Company retrospectively reclassified $0.4 million and $0.8 million of net periodic benefit cost in the Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended December 2, 2017, respectively, from Selling, general and administrative to Other, net.

The Company made a voluntary contribution of $12.0 million to its International defined benefit pension plan in the six month period ended December 2, 2017.

8. Earnings Per Share

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for the three and six months ended:

	Three Months Ended		Six Months Ended
	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
Numerators:
Numerator for both basic and diluted EPS, Net earnings attributable to Herman Miller, Inc. - in millions	$39.3	$33.5	$75.1	$66.5

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	59,133,700	59,747,932	59,212,370	59,753,271
Potentially dilutive shares resulting from stock plans	308,519	524,275	399,743	543,457
Denominator for diluted EPS	59,442,219	60,272,207	59,612,113	60,296,728
Antidilutive equity awards not included in weighted-average common shares - diluted	292,699	423,670	207,868	356,135

9. Stock-Based Compensation

The following table summarizes the stock-based compensation expense and related income tax effect for the three and six months ended:

	Three Months Ended		Six Months Ended
(In millions)	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
Stock-based compensation expense	$2.6	$1.4	$5.0	$3.0
Related income tax effect	0.6	0.5	1.1	1.0

10. Income Taxes

The Company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its Condensed Consolidated Statement of Comprehensive Income. Interest and penalties recognized in the Company's Condensed Consolidated Statement of Comprehensive Income were negligible for the three and six months ended December 1, 2018 and December 2, 2017.

The Company's recorded liability for potential interest and penalties related to uncertain tax benefits was:

(In millions)	December 1, 2018	June 2, 2018
Liability for interest and penalties	$0.9	$1.0

The components of the Company's unrecognized tax benefits are as follows:

(In millions)
Balance at June 2, 2018	$3.2
Increases related to current year income tax positions	0.2
Decreases related to settlements	(1.1)
Balance at December 1, 2018	$2.3

The balance of unrecognized tax benefits would impact the effective tax rate if recognized.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law in the United States. The effects of the Act included the reduction of the federal corporate income tax rate from 35% to 21% and a new participation exemption system of taxation on foreign earnings, among other provisions.

In accordance with SAB 118, for the three month period ended December 1, 2018, the Company has not completed its accounting for all the effects of the Act, as the U.S. Treasury Department and the Internal Revenue Service continue to provide additional guidance. As a result of analyzing additional guidance, the Company has updated its provisional estimate related to foreign tax credits and recorded a discrete increase to income tax expense of $0.9 million. Additionally, the Company updated its provisional estimate for the one-time U.S. tax liability on certain undistributed foreign earnings and recorded a discrete decrease to income tax expense of $0.1 million. The Company will continue to refine its estimates as additional analysis is completed and further guidance is issued.

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

In determining the provision for income taxes for the three and six month periods ended December 1, 2018, the Company used an estimated annual effective tax rate which was based on expected annual income and statutory tax rates across the various jurisdictions in which it operates, which included effects of the Act. The effective tax rates were 22.6% and 30.5%, respectively, for the three month periods ended December 1, 2018 and December 2, 2017. The effective tax rates were 21.4% and 30.5%, respectively, for the six month periods ended December 1, 2018 and December 2, 2017. The year over year decrease in the effective tax rate for the three and six months ended December 1, 2018 was the result of the Act. The effective tax rate for the three and six months ended December 1, 2018 is higher than the United States federal statutory rate due to the mix of earnings in taxing jurisdictions that had rates that were higher than the United States federal statutory rate. The effective tax rate for the three and six months ended December 2, 2017 is lower than the United States federal statutory rate due to the mix of earnings in taxing jurisdictions that had rates that were lower than the United States federal statutory rate, along with the research and development tax credit under the Protecting Americans from Tax Hikes ("PATH") Act of 2015.

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

(In millions)	December 1, 2018	June 2, 2018
Carrying value	$285.3	$285.8
Fair value	$288.0	$288.6

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

The following table sets forth financial assets and liabilities measured at fair value through net income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of December 1, 2018 and June 2, 2018.

(In millions)	December 1, 2018		June 2, 2018
Financial Assets	Quoted Prices with Other Observable Inputs (Level 2)	Management Estimate (Level 3)	Quoted Prices with Other Observable Inputs (Level 2)	Management Estimate (Level 3)
Cash equivalents:
Money market funds	$38.0	$—	$121.0	$—
Mutual funds - equity	0.8	—	0.9	—
Foreign currency forward contracts	0.4	—	0.4	—
Deferred compensation plan	15.6	—	15.1	—
Total	$54.8	$—	$137.4	$—

Financial Liabilities
Foreign currency forward contracts	$0.4	$—	$0.3	$—
Contingent consideration	—	0.4	—	0.5
Total	$0.4	$0.4	$0.3	$0.5

The following table sets forth financial assets measured at fair value through other comprehensive income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of December 1, 2018 and June 2, 2018.

(In millions)	December 1, 2018		June 2, 2018
Financial Assets	Quoted Prices with Other Observable Inputs (Level 2)	Management Estimate (Level 3)	Quoted Prices with Other Observable Inputs (Level 2)	Management Estimate (Level 3)
Mutual funds - fixed income	7.4	—	7.7	—
Interest rate swap agreement	11.9	—	15.0	—
Total	$19.3	$—	$22.7	$—

The table below presents a reconciliation for liabilities measured at fair value using significant unobservable inputs (Level 3) for the six months ended ended (in millions).

Contingent Consideration	December 1, 2018	December 2, 2017
Beginning balance	$0.5	$0.5
Net realized losses (gains)	—	0.1
Payments	(0.1)	(0.1)
Ending balance	$0.4	$0.5

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

The following is a summary of the carrying and market values of the Company's fixed income mutual funds and equity mutual funds as of the respective dates:

	December 1, 2018			June 2, 2018
(In millions)	Cost	Unrealized Gain/(loss)	Market Value	Cost	Unrealized Gain/(Loss)	Market Value
Mutual funds - fixed income	$7.5	$(0.1)	$7.4	$7.8	$(0.1)	$7.7
Mutual funds - equity	0.7	0.1	0.8	0.7	0.2	0.9
Total	$8.2	$—	$8.2	$8.5	$0.1	$8.6

Adjustments to the fair value of fixed income mutual funds are recorded as increases or decreases, net of income taxes, within Accumulated other comprehensive loss in stockholders’ equity. These adjustments are also included within the caption Unrealized holding gain within the Condensed Consolidated Statements of Comprehensive Income. Unrealized losses recognized in the Company's Condensed Consolidated Statement of Comprehensive Income related to fixed income mutual funds were zero and $0.1 million for the three and six month periods ended December 1, 2018, respectively. Unrealized losses recognized in the Company's Condensed Consolidated Statement of Comprehensive Income related to fixed income mutual funds were zero for the three and six month periods ended December 2, 2017.

Adjustments to the fair value of equity mutual funds are recorded as increases or decreases, net of income taxes, in the Condensed Consolidated Statements of Comprehensive Income within Other, net. Unrealized gains recognized in the Company's Condensed Consolidated Statement of Comprehensive Income related to equity mutual funds were zero for the three and six month periods ended December 1, 2018 and December 2, 2017.

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

Derivative Instruments and Hedging Activities
Foreign Currency Forward Contracts
The Company transacts business in various foreign currencies and has established a program that primarily utilizes foreign currency forward contracts to reduce the risks associated with the effects of certain foreign currency exposures. Under this program, the Company's strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. Foreign currency exposures typically arise from net liability or asset exposures in non-functional currencies on the balance sheets of our foreign subsidiaries. Foreign currency forward contracts generally settle within 30 days and are not used for trading purposes. These forward contracts are not designated as hedging instruments. Accordingly, we record the fair value of these contracts as of the end of the reporting period in the Consolidated Balance Sheets with changes in fair value recorded within the Consolidated Statements of Comprehensive Income. The balance sheet classification for the fair values of these forward contracts is to Other current assets for unrealized gains and to Other accrued liabilities for unrealized losses. The Consolidated Statements of Comprehensive Income classification for the fair values of these forward contracts is to Other expenses (income): Other, net, for both realized and unrealized gains and losses. The realized loss on foreign currency forward contracts was $0.2 million for the three months ended December 1, 2018 and December 2, 2017, respectively. The realized gain on foreign currency forward contracts was $0.2 million for the six months ended December 1, 2018 and December 2, 2017, respectively.

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

The interest rate swaps were designated cash flow hedges at inception and remain an effective accounting hedge as of December 1, 2018. Since a designated derivative meets hedge accounting criteria, the fair value of the hedge is recorded in the Consolidated Statement of Stockholders’ Equity as a component of Accumulated other comprehensive loss, net of tax. The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings. The interest rate swap agreements are assessed for hedge effectiveness on a quarterly basis.

In September 2016, the Company entered into an interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $150.0 million with a forward start date of January 3, 2018 and a termination date of January 3, 2028. As a result of the transaction, the Company effectively converted indebtedness anticipated to be borrowed on the Company’s revolving line of credit up to the notional amount from a LIBOR-based floating interest rate plus applicable margin to a 1.949% fixed interest rate plus applicable margin under the agreement as of the forward start date.

On June 12, 2017, the Company entered into an interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $75.0 million with a forward start date of January 3, 2018 and a termination date of January 3, 2028. As a result of the transaction, the Company effectively converted the Company’s revolving line of credit up to the notional amount from a LIBOR-based floating interest rate plus applicable margin to a 2.387% fixed interest rate plus applicable margin under the agreement as of the forward start date.

As of December 1, 2018, the fair value of the Company’s two outstanding interest rate swap agreements, which are designated cash flow hedges, was an asset of $11.9 million. The asset fair value was recorded within Other noncurrent assets within the Condensed Consolidated Balance Sheets. The net unrealized gain recorded within Other comprehensive loss, net of tax, for the effective portion of the Company's designated cash flow hedges was $1.0 million and $2.6 million for the three months ended December 1, 2018 and December 2, 2017, respectively. The net unrealized gain recorded within Other comprehensive loss, net of tax, for the effective portion of the Company's designated cash flow hedges was $0.5 million and $1.0 million for the six months ended December 1, 2018 and December 2, 2017, respectively.

There were no gains or losses recognized against earnings for hedge ineffectiveness for the three and six month periods ended December 1, 2018 and December 2, 2017, respectively. The losses reclassified from Accumulated other comprehensive loss into earnings were $0.1 million and zero for three month periods ended December 1, 2018 and December 2, 2017, respectively. There were no gains or losses reclassified from Accumulated other comprehensive loss into earnings for the six month periods ended December 1, 2018 and December 2, 2017. The net of tax amount expected to be reclassified out of Accumulated other comprehensive loss into earnings during the next twelve months is a $0.9 million gain.

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

	Three Months Ended		Six Months Ended
(In millions)	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
Accrual Balance — beginning	$52.1	$52.6	$51.5	$47.7
Accrual for product-related matters	5.1	5.6	10.7	15.0
Settlements and adjustments	(4.8)	(4.9)	(9.8)	(9.4)
Accrual Balance — ending	$52.4	$53.3	$52.4	$53.3

Guarantees
The Company is periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies. However, the Company is ultimately liable for claims that may occur against them. As of December 1, 2018, the Company had a maximum financial exposure related to performance bonds totaling approximately $5.1 million. The Company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The Company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's financial statements. Accordingly, no liability has been recorded in respect to these bonds as of either December 1, 2018 or June 2, 2018.

The Company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of December 1, 2018, the Company had a maximum financial exposure from these standby letters of credit totaling approximately $11.3 million, all of which is considered usage against the Company's revolving line of credit. The Company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements, and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's financial statements. Accordingly, no liability has been recorded in respect of these arrangements as of December 1, 2018 and June 2, 2018.

Contingencies
The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements.

One shareholder has put options that would require the Company to purchase an additional 33% of the equity in HAY at fair market value. These put options have multiple periods for exercise, with fiscal 2020 through fiscal 2024 representing the earliest possible period of exercise.

13. Debt

Long-term debt as of December 1, 2018 and June 2, 2018 consisted of the following obligations:

(In millions)	December 1, 2018	June 2, 2018
Debt securities, due March 1, 2021	$50.0	$50.0
Syndicated revolving line of credit, due September 2021	225.0	225.0
Construction-Type Lease	6.9	7.0
Supplier financing program	3.4	3.8
Total debt	$285.3	$285.8
Less: Current debt	(3.4)	(10.8)
Long-term debt	$281.9	$275.0

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

As of December 1, 2018, the total debt outstanding related to borrowings under the syndicated revolving line of credit was $225.0 million. Available borrowings against this facility were $163.7 million due to $11.3 million related to outstanding letters of credit. As of June 2, 2018, total debt outstanding related to borrowings under the syndicated revolving line of credit was $225.0 million and available borrowings were $166.8 million due to $8.2 million outstanding letters of credit.

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

The Company has lengthened the payment terms for certain suppliers that have chosen to participate in the program. As a result, certain amounts due to suppliers have payment terms that are longer than standard industry practice and as such, these amounts have been excluded from the caption “Accounts payable” in the Condensed Consolidated Balance Sheets as the amounts have been accounted for by the Company as a current debt obligation. Accordingly, $3.4 million and $3.8 million have been recorded within the caption “Other accrued liabilities” for the periods ended December 1, 2018 and June 2, 2018, respectively.

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

During the first quarter of fiscal 2018, the construction was substantially completed, and the property was placed in service. As a result, the Company began depreciating the assets over their estimated useful lives. The Company also reclassified the related financing liability to Long-term debt. Additionally, the Company began allocating its monthly lease payments between land rent, which is recorded as an operating lease expense, interest expense and the reduction of the related lease obligation. The imputed interest rate on the financing liability is 2.9%, our incremental borrowing rate. The carrying value of the building and the related financing liability were both $6.9 million at December 1, 2018. The carrying value of the building and the related financing liability were both $7.0 million at June 2, 2018.

14. Accumulated Other Comprehensive Loss

The following table provides an analysis of the changes in accumulated other comprehensive loss for the six months ended December 1, 2018 and December 2, 2017:

(In millions)	Cumulative Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Unrealized Gains on Available-for-sale Securities	Interest Rate Swap Agreement	Accumulated Other Comprehensive Loss
Balance at June 3, 2017	$(36.8)	$(47.6)	$0.1	$2.1	$(82.2)
Other comprehensive income (loss) before reclassifications	4.5	—	—	1.0	5.5
Reclassification from accumulated other comprehensive loss - Other, net	—	2.1	—	—	2.1
Tax benefit	—	(0.5)	—	—	(0.5)
Net reclassifications	—	1.6	—	—	1.6
Net current period other comprehensive income	4.5	1.6	—	1.0	7.1
Balance at December 2, 2017	$(32.3)	(46.0)	$0.1	$3.1	$(75.1)

Balance at June 2, 2018	$(34.1)	$(37.2)	$0.1	$9.9	$(61.3)
Cumulative effect of accounting change	—	—	(0.1)	1.5	1.4
Other comprehensive income before reclassifications	(12.4)	—	(0.1)	0.5	(12.0)
Reclassification from accumulated other comprehensive loss - Other, net	—	1.3	—	—	1.3
Tax benefit	—	(0.2)	—	—	(0.2)
Net reclassifications	—	1.1	—	—	1.1
Net current period other comprehensive income	(12.4)	1.1	(0.1)	0.5	(10.9)
Balance at December 1, 2018	$(46.5)	$(36.1)	$(0.1)	$11.9	$(70.8)

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

Changes in the Company’s redeemable noncontrolling interests for the six months ended December 1, 2018 and December 2, 2017 are as follows:

(In millions)	December 1, 2018	December 2, 2017
Beginning Balance	$30.5	$24.6
Purchase of redeemable noncontrolling interests	(10.1)	(1.0)
Net income attributable to redeemable noncontrolling interests	0.1	—
Exercised options	0.2	—
Redemption value adjustment	—	0.2
Other adjustments	—	0.1
Ending Balance	$20.7	$23.9

16. Operating Segments

The Company's reportable segments consist of North American Furniture Solutions, ELA ("EMEA, Latin America, and Asia Pacific") Furniture Solutions, Specialty and Consumer. The North American Furniture Solutions segment includes the operations associated with the design, manufacture and sale of furniture products for work-related settings, including office, education and healthcare environments, throughout the United States and Canada. The business associated with the Company's owned contract furniture dealers is also included in the North American Furniture Solutions segment. The ELA Furniture Solutions segment includes EMEA, Latin America and Asia-Pacific. ELA includes the operations associated with the design, manufacture, and sale of furniture products, primarily for work-related settings, in these geographic regions. The Specialty segment includes the operations associated with the design, manufacture, and sale of high-craft furniture products and textiles including Geiger wood products, Maharam textiles, Nemschoff and Herman Miller Collection products. The Consumer segment includes operations associated with the sale of modern design furnishings and accessories to third party retail distributors, through contract channels, as well as direct to consumer sales through eCommerce and Design Within Reach and HAY retail studios and outlets.

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

The following is a summary of certain key financial measures for the respective fiscal periods indicated.

	Three Months Ended		Six Months Ended
(In millions)	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
Net Sales:
North American Furniture Solutions	$353.2	$330.5	$696.9	$659.0
ELA Furniture Solutions	118.5	113.0	234.0	206.4
Specialty	81.6	74.4	158.9	149.5
Consumer	99.3	86.7	187.5	169.9
Total	$652.6	$604.6	$1,277.3	$1,184.8

Operating Earnings (Loss):
North American Furniture Solutions	$46.4	$45.1	$91.4	$93.9
ELA Furniture Solutions	13.8	12.7	24.3	19.6
Specialty	4.8	2.1	8.0	3.7
Consumer	1.8	1.0	3.9	1.3
Corporate	(13.7)	(10.5)	(28.5)	(18.6)
Total	$53.1	$50.4	$99.1	$99.9

(In millions)	December 1, 2018	June 2, 2018
Total Assets:
North American Furniture Solutions	$515.1	$488.7
ELA Furniture Solutions	355.0	283.4
Specialty	197.2	188.7
Consumer	305.0	291.2
Corporate	137.4	227.5
Total	$1,509.7	$1,479.5

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

In the second quarter of fiscal 2019, the Company recognized restructuring expenses of $0.3 million related to the consolidation of certain facilities in China and the United Kingdom that were announced in the fourth quarter of fiscal 2018. In the first half of fiscal 2019, the Company recognized restructuring and impairment expenses of $1.4 million related to the facilities consolidation plan, of which $0.8 million related to an asset impairment recorded against the office building in the United Kingdom that is being vacated and $0.6 million from the consolidation of China manufacturing facilities, comprised primarily of moving related costs. As the United Kingdom office building and related assets meet the criteria to be designated as assets held for sale, the carrying value of these assets have been classified as current assets and included within "Prepaid expenses and other" in the Condensed Consolidated Balance Sheets for the period ended December 1, 2018. The carrying amount of the assets held for sale was approximately $5.0 million as of December 1, 2018.

To date, the Company has recognized $5.3 million of restructuring costs related to the ELA facilities consolidation plan. The Company expects the ELA facilities consolidations to be completed by the first quarter of fiscal 2020. It is currently contemplated that this plan will incur an additional estimated $2 million of future restructuring charges.

The following table provides an analysis of the changes in ELA segment restructuring costs reserve for the six months ended December 1, 2018:

(In millions)	Severance and Employee-Related	Impairment of Property and Equipment	Exit or Disposal Activities	Total
Beginning Balance	$—	$—	$—	$—
Restructuring Costs	0.1	0.8	0.5	1.4
Amounts Paid	(0.1)	—	(0.5)	(0.6)
Charges Against Assets	—	(0.8)	—	(0.8)
Ending Balance	$—	$—	$—	$—

Fiscal 2018 Restructuring Expenses
North America Contract segment
During the first quarter of fiscal 2018, the company announced restructuring actions involving targeted workforce reductions primarily within the North American segment. These actions related to the company's cost savings initiatives and resulted in the recognition of restructuring expenses of $1.4 million in the first quarter of fiscal 2018. The restructuring actions were deemed to be complete at December 2, 2017 and final payments were made over the next two quarters.

During the second quarter of fiscal 2018, the company announced further restructuring actions involving targeted workforce reductions primarily within the North American segment. These actions related to the company's previously announced cost savings initiatives and resulted in the recognition of restructuring expenses of $0.5 million in the second quarter of fiscal 2018. The restructuring actions were deemed to be complete at December 2, 2017 and final payments were made over the next two quarters.

The following table provides an analysis of the changes in North America Contract segment restructuring costs reserve for the six months ended December 2, 2017:

(In millions)
Beginning Balance	$2.4
Restructuring expenses	1.9
Payments	(2.8)
Ending Balance	$1.5

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
Three and Six Months Ended December 1, 2018
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
Discussion of Current Business Conditions

In the second quarter of fiscal 2019, the Company set records for reported net sales and orders. Net sales of $652.6 million represented an increase of 7.9% from the same quarter of the prior year period and orders of $702.6 million represented an increase of 11.6% relative to the prior year period. Diluted earnings per share were $0.66, which was an increase of $0.11 per share as compared to the prior year. Excluding the impact of restructuring expenses and other charges, adjusted diluted earnings per share were $0.75(*), a 31.6% increase as compared to the prior year.

The North American segment reported net sales of $353.2 million in the current period, an increase of 6.9% as compared to the prior year period. On an organic basis, net sales were $354.2 million(*), which represented growth of 5.5%(*) over the second quarter of fiscal 2018. Orders during the second quarter of fiscal 2019 of $370.6 million were 8.6% higher than the same quarter of last fiscal year. On an organic basis, orders were $371.5 million, which represented growth of 6.7% over the same quarter of the prior year period. Operating earnings for North America in the second quarter of fiscal 2019 were $46.4 million or 13.1% of sales as compared to $45.1 million or 13.6% of sales in the second quarter of fiscal 2018.

The ELA segment recorded net sales of $118.5 million during the current period representing growth of 4.9% compared to last year, while organic net sales increased by 4.3%(*). Orders in the second quarter of fiscal 2019 of $137.3 million represented an increase of 16.4% from the prior year. Organic order growth was 15.1% relative to the prior year period. This growth in sales and orders was driven primarily by increases in the Asia Pacific, Europe, and the Middle East regions. Operating earnings within the ELA segment for the second quarter of fiscal 2019 were $13.8 million or 11.6% of sales as compared to $12.7 million or 11.2% of sales in the second quarter of fiscal 2018.

The Specialty segment reported growth in both net sales and orders compared to the same three month period of the prior year. Net sales of $81.6 million and orders of $87.1 million represented growth compared to the prior year of 9.7% and 13.0%, respectively. Organic net sales growth was 8.8%(*) as compared to the prior year period while organic order growth was 12.2% as compared to the prior year period. The increase in net sales was broad-based and driven by all components in the Specialty segment, while the increase in orders was driven mainly by the Company's Maharam and Nemschoff subsidiaries, as well as the Herman Miller Collection family of products. Operating earnings for Specialty increased from $2.1 million in the second quarter of fiscal 2018 to $4.8 million in the second quarter of fiscal 2019. The increase in operating earnings as compared to the prior year was mainly by driven improved profitability at the Company's Maharam and Nemschoff subsidiaries.

The Consumer segment reported net sales of $99.3 million, which represented an improvement of 14.5% compared to the same quarter of last fiscal year. Orders of $107.6 million represented growth in the comparative period of 15.5%. Organic net sales growth was 14.6%(*) as compared to the prior year period while organic order growth was 15.6% as compared to the prior year period. Operating earnings for the Consumer segment in the second quarter of fiscal 2019 were $1.8 million or 1.8% of sales as compared to $1.0 million or 1.2% of sales in the second quarter of fiscal 2018.

The Company believes that the economic environment in North America remains generally conducive to continued growth due to recent positive industry order trends as reported by BIFMA - The Business and Institutional Furniture Manufacturer's Association, GDP growth, service sector employment and architectural billings. Further, the potential benefits of the Tax Cuts and Jobs Act continue to support a positive outlook in North America as companies increase business investment and spending. However, the Company acknowledges certain areas of risk within the geographies in which it operates and it is monitoring the resolution of trade trade policy negotiations between the U.S. and key trading partners as well as the ongoing negotiations concerning the U.K. referendum to exit the European Union.

The Company is also closely monitoring the potential impact of global tariffs. However, due to the recent deferral of the potential 25% tariff rate on goods imported by the Company and its suppliers from China, near-term tariff pressures have lessened. While uncertainty remains with respect to trade relations with China, the Company continues to believe that its profit optimization work and January 2019 price increase will fully offset the incurred impact of imposed tariffs and will continue to evaluate additional contingency plans to help navigate this situation in the longer term. The remaining sections within Item 2 include additional analysis of our six months ended December 1, 2018, including discussion of significant variances compared to the prior year periods.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

Reconciliation of Non-GAAP Financial Measures

This report contains references to Organic net sales and Adjusted earnings per share - diluted, which are non-GAAP financial measures. Organic Growth (Decline) represents the change in Net sales, excluding currency translation effects, the impact of the reclassification of certain pricing elements from Net sales to Cost of sales related to the new revenue recognition standard (ASC 606) and the impact of acquisitions, divestitures and changes in shipping terms. Adjusted earnings per share - diluted represents reported diluted earnings per share excluding an income tax adjustment for provisional estimates related to adoption of U.S. Tax Reform, inventory step up on HAY equity method investment, restructuring and impairment expenses, and other special charges, including related taxes. Special charges include incremental costs related to the CEO transition and third party consulting costs related to the company's profit enhancement initiatives.

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

	Three Months Ended					Three Months Ended
	12/1/18					12/2/17
	North America	ELA	Specialty	Consumer	Total	North America	ELA	Specialty	Consumer	Total
Net Sales, as reported	$353.2	$118.5	$81.6	$99.3	$652.6	$330.5	$113.0	$74.4	$86.7	$604.6
% change from PY	6.9%	4.9%	9.7%	14.5%	7.9%

Proforma Adjustments
Currency Translation Effects (1)	1.0	2.9	—	0.1	4.0	—	—	—	—	—
Impact of Reclassification Related to New Revenue Recognition Standard	—	—	—	—	—	5.3	3.4	0.6	—	9.3
Organic net sales	$354.2	$121.4	$81.6	$99.4	$656.6	$335.8	$116.4	$75.0	$86.7	$613.9
% change from PY	5.5%	4.3%	8.8%	14.6%	7.0%

	Six Months Ended					Six Months Ended
	12/1/18					12/2/17
	North America	ELA	Specialty	Consumer	Total	North America	ELA	Specialty	Consumer	Total
Net Sales, as reported	$696.9	$234.0	$158.9	$187.5	$1,277.3	$659.0	$206.4	$149.5	$169.9	$1,184.8
% change from PY	5.8%	13.4%	6.3%	10.4%	7.8%

Proforma Adjustments
Dealer Divestitures	—	—	—	—	—	(0.8)	—	—	—	(0.8)
Currency Translation Effects (1)	1.5	4.0	0.1	0.1	5.7	—	—	—	—	—
Impact of Reclassification Related to New Revenue Recognition Standard	—	—	—	—	—	9.9	5.5	1.2	—	16.6
Impact of change in DWR shipping terms	—	—	—	—	—	—	—	—	(5.0)	(5.0)
Organic net sales	$698.4	$238.0	$159.0	$187.6	$1,283.0	$668.1	$211.9	$150.7	$164.9	$1,195.6
% change from PY	4.5%	12.3%	5.5%	13.8%	7.3%
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period

The following table reconciles Earnings per share - diluted to Adjusted earnings per share - diluted for the three and six months ended:

	Three Months Ended		Six Months Ended
	12/1/18	12/2/17	12/1/18	12/2/17
Earnings per Share - Diluted	$0.66	$0.55	$1.26	$1.10

Add: Adjustments Related to Adoption of U.S. Tax Cuts and Jobs Act	0.01	—	0.01	—
Add: Inventory step up on HAY equity method investment, after tax	—	—	0.01	—
Add: Special charges, after tax	0.08	0.01	0.14	0.02
Add: Restructuring and impairment expenses, after tax	—	0.01	0.02	0.02
Adjusted Earnings per Share - Diluted	$0.75	$0.57	$1.44	$1.14

Weighted Average Shares Outstanding (used for Calculating Adjusted Earnings per Share) – Diluted	59,442,219	60,272,207	59,612,113	60,296,728

Analysis of Results for Three and Six Months

The following table presents certain key highlights from the results of operations for the periods indicated.

(In millions, except per share data)	Three Months Ended			Six Months Ended
	December 1, 2018	December 2, 2017	Percent Change	December 1, 2018	December 2, 2017	Percent Change
Net sales	$652.6	$604.6	7.9%	$1,277.3	$1,184.8	7.8%
Cost of sales	417.0	382.5	9.0%	816.6	745.8	9.5%
Gross margin	235.6	222.1	6.1%	460.7	439.0	4.9%
Operating expenses	182.2	171.2	6.4%	360.2	337.2	6.8%
Restructuring expenses	0.3	0.5	(40.0)%	1.4	1.9	(26.3)%
Total operating expenses	182.5	171.7	6.3%	361.6	339.1	6.6%
Operating earnings	53.1	50.4	5.4%	99.1	99.9	(0.8)%
Other expenses, net	3.8	3.4	11.8%	5.7	6.4	(10.9)%
Earnings before income taxes and equity income	49.3	47.0	4.9%	93.4	93.5	(0.1)%
Income tax expense	11.2	14.3	(21.7)%	20.0	28.5	(29.8)%
Equity income from nonconsolidated affiliates, net of tax	1.2	0.8	50.0%	1.8	1.5	20.0%
Net earnings	39.3	33.5	17.3%	75.2	66.5	13.1%
Net earnings attributable to noncontrolling interests	—	—	n/a	0.1	—	n/a
Net earnings attributable to Herman Miller, Inc.	$39.3	$33.5	17.3%	75.1	66.5	12.9%

Earnings per share — diluted	0.66	0.55	20.0%	1.26	1.10	14.5%
Orders	702.6	629.4	11.6%	1,333.2	1,224.2	8.9%
Backlog	396.1	356.9	11.0%

The following table presents, for the periods indicated, select components of the Company's Condensed Consolidated Statements of Comprehensive Income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.9	63.3	63.9	62.9
Gross margin	36.1	36.7	36.1	37.1
Operating expenses	27.9	28.3	28.2	28.5
Restructuring expenses	—	0.1	0.1	0.2
Total operating expenses	28.0	28.4	28.3	28.6
Operating earnings	8.1	8.3	7.8	8.4
Other expenses, net	0.6	0.6	0.4	0.5
Earnings before income taxes and equity income	7.6	7.8	7.3	7.9
Income tax expense	1.7	2.4	1.6	2.4
Equity income from nonconsolidated affiliates, net of tax	0.2	0.1	0.1	0.1
Net earnings	6.0	5.5	5.9	5.6
Net earnings attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to Herman Miller, Inc.	6.0	5.5	5.9	5.6

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

For the three months ended December 1, 2018, the Company's North American shipments and orders, as defined by BIFMA, increased by 6.7% and 10.2% year-over-year, respectively. BIFMA reported an estimated year-over-year increase in shipments and orders of 5.1% and 8.7%, respectively for the comparable period.

Performance versus the Consumer Furnishings Sector

We also monitor trade statistics reported by the U.S. Census Bureau, which reports monthly retail sales growth data across a number of retail categories, including Furniture and Home Furnishing Stores. This information provides a relative comparison to our Consumer segment, but is not intended to be an exact comparison. The average monthly year-over-year growth rate in sales for the Furniture and Home Furnishing Stores category for the calendar three month period through ended November 2018, was approximately 2.2%. By comparison, Net sales in our Consumer segment increased by approximately 14.5% as reported and 14.6%(*) on an organic basis for the three months ended December 1, 2018. Incremental Net sales in the Consumer Segment was attributable to the Company's DWR studios, e-commerce and HAY products.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

Consolidated Sales

The following charts present graphically the primary drivers of the year-over-year change in net sales for the three and six months ended December 1, 2018. The amounts presented in the bar graphs are expressed in millions and have been rounded to eliminate decimals.

Consolidated Net sales increased $48.0 million or 7.9% in the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018. The following items contributed to the change:

•	Sales volumes within the North American segment increased by approximately $20 million, resulting from increased demand within the Company's North America office furniture businesses.

•
Adoption of ASC 606 - Revenue from Contracts with Customers at the beginning of fiscal 2019 led to the reclassification of certain pricing elements from Net sales to Cost of sales, which resulted in an increase in Net sales of $10.7 million compared to the same period of the prior year in which revenue was recorded under previous accounting rules.

•	Incremental sales volumes within the Consumer segment of approximately $10 million were driven by growth across the DWR studios, e-commerce and introduction of HAY products.

•	Increased sales volumes within the Specialty segment of approximately $7 million were driven by broad-based growth across all four businesses that comprise the Specialty segment.

•	Increased sales volumes within the ELA segment of approximately $4 million were driven primarily by growth in the Asia Pacific, Europe, and the Middle East regions.

•	Foreign currency translation had a negative impact on net sales of approximately $4 million.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

Consolidated net sales increased $92.5 million or 7.8% in the first half of fiscal 2019 compared to the first half of fiscal 2018. The following items led to the change:

•	Sales volumes within the North American segment increased by approximately $32 million, resulting from increased demand within the Company's North America office furniture business.

•	Increased sales volumes within the ELA segment of approximately $25 million were driven by broad-based growth across all regions.

•
Adoption of ASC 606 - Revenue from Contracts with Customers at the beginning of fiscal 2019 led to the reclassification of certain pricing elements from Net sales to Cost of sales, which resulted in an increase in Net sales of $19.2 million compared to the same period of the prior year in which revenue was recorded under previous accounting rules.

•	Incremental sales volumes within the Consumer segment of approximately $14 million were driven by the introduction of HAY products and growth across the DWR studio, e-commerce and contract channels.

•
Increased sales volumes within the Specialty segment of approximately $8 million were driven mainly by the Company's Maharam and Nemschoff subsidiaries, as well as the Herman Miller Collection portfolio of products.

•	Foreign currency translation had a negative impact on net sales of approximately $6 million.

Consolidated Gross Margin

Consolidated gross margin was 36.1% for the three month period ended December 1, 2018 as compared to 36.7% for the same quarter of the prior fiscal year. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:

•
Approximately 60 basis points of the year-over-year decrease in gross margin related to the adoption of the new revenue recognition standard (ASC 606) at the beginning of fiscal 2019. This adoption requires recording certain product pricing elements as expenses within Cost of sales that were previously classified on a net basis within Net sales. This reclassification lowers gross margin percentage but has no impact on gross margin dollars.

•	A favorable change in product mix that was driven by a shift out of lower margin product categories and into seating drove an increase of approximately 50 basis points as compared to last fiscal year.

•
Higher overhead costs at the company's West Michigan manufacturing facilities related to higher medical costs, job correction costs and depreciation decreased gross margin by approximately 30 basis points as compared to the same period of the prior fiscal year.

•	Higher commodity costs and the initial impact of tariffs on Chinese imports drove an unfavorable impact of approximately 20 basis points relative to the prior year period.

Consolidated gross margin was 36.1% for the six month period ended December 1, 2018 as compared to 37.1% for the same period of the prior fiscal year. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:

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

•
Higher overhead costs at the company's West Michigan manufacturing facilities related to higher medical costs, job correction costs and depreciation decreased gross margin by approximately 40 basis points as compared to the same period of the prior fiscal year.

•	A favorable change in product mix that was driven by a shift out of lower margin product categories and into seating drove an increase of approximately 20 basis points as compared to last fiscal year.

•	Higher commodity costs drove an unfavorable impact of approximately 20 basis points relative to the first half of prior year.

Operating Expenses and Operating Earnings

The following chart presents graphically the primary drivers of the year-over-year change in operating expenses for the three and six months ended December 1, 2018. The amounts presented in the bar graphs are expressed in millions and have been rounded to eliminate decimals.
Consolidated operating expenses increased by $10.8 million or 6.3% in the second quarter of fiscal 2019 compared to the prior year period. The following factors contributed to the change:

•
Special charges, primarily associated with the planned CEO transition and consulting fees related to the Company's profit optimization initiatives increased operating expenses by $4.3 million in the current three month period compared to the same period last fiscal year.

•	Compensation and benefit costs increased by approximately $2 million due mainly to employee headcount and wage increases in the current quarter compared to the same period last fiscal year.

•
Marketing expenses increased by approximately $2 million in the second quarter of fiscal 2019 as compared to the same period in fiscal 2018. The increase was due primarily to the Consumer segment and included initiatives related to the launch of the HAY brand in North America.

•	Sales volume-based costs, such as sales commissions, increased by approximately $1 million in the current three month period compared to the same period last fiscal year.

•	Depreciation expense increased by approximately $1 million and was driven primarily by capital investment in facilities and IT systems.

•
Lower employee incentive costs decreased operating expenses by $1.8 million. The decrease reflects lower incentive compensation costs that are variable based on the achievement of earnings levels for the fiscal year relative to plan in the current three month period compared to the same period last fiscal year.

•	The rest of the increase in operating expenses was driven mainly by incremental DWR studio costs and higher IT expenses.

Consolidated operating expenses increased by $22.5 million or 6.6% in the first six months of fiscal 2019 compared to the prior year period. The following factors contributed to the change:

•
Special charges, primarily associated with the planned CEO transition and consulting fees related to the Company's profit optimization initiatives increased operating expenses by $8.5 million in the first half of fiscal 2019 compared to the same period last fiscal year.

•	Compensation and benefit costs increased by approximately $5 million due mainly to employee headcount and wage increases in the first half of fiscal 2019 as compared to the same period of fiscal 2018.

•
Marketing expenses increased by approximately $4 million in the first half of fiscal 2019 as compared to the same period in fiscal 2018. The increase was due primarily to the Consumer segment and included initiatives related to the launch of the HAY brand in North America.

•	Depreciation expense increased by approximately $3 million and was driven primarily by investment in facilities and IT systems.

•	Warranty costs were $4.1 million lower due to specific reserves incurred in the same period of the prior year that did not recur in the current six month period.

•	The rest of the increase in operating expenses was driven mainly by incremental DWR studio costs, higher IT expenses and higher sales volume-related costs, such as sales commissions.

Operating earnings for the three and six month periods ended December 1, 2018 were $53.1 million or 8.1% of sales and $99.1 million or 7.8% of sales, respectively. This compares to $50.4 million or 8.3% of sales and $99.9 million or 8.4% of sales for the respective periods during last fiscal year.

Other Income/Expense

During the three months ended December 1, 2018, net other expense was $3.8 million, an increase of $0.4 million compared to the same period in the prior year. This increase resulted mainly from investment losses associated with the Company's deferred compensation plan in the current quarter relative to investment gains recorded in the prior fiscal year, which was partially offset by lower interest expense on outstanding debt.

During the six months ended December 1, 2018, net other expense was $5.7 million, a decrease of $0.7 million compared to the same period in the prior year. This decrease resulted mainly from lower interest expense on outstanding debt and lower investment losses associated with the Company's deferred compensation plan in the current year relative to those recorded in the prior fiscal year.

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law in the United States. The effects of the Act included the reduction of the federal corporate income tax rate from 35% to 21% and a new participation exemption system of taxation on foreign earnings, among other provisions.

The Company has not completed its accounting for all the effects of the Act, as the U.S. Treasury Department and the Internal Revenue Service has continued to provide additional clarifying guidance. Provisional amounts remain for the one-time U.S. tax liability on certain undistributed foreign earnings and remeasurement of net deferred tax liabilities. See Note 10 of the Consolidated Financial Statements for additional information.

The effective tax rates were 22.6% and 30.5%, respectively, for the three month periods ended December 1, 2018 and December 2, 2017. The effective tax rates were 21.4% and 30.5%, respectively, for the six month periods ended December 1, 2018 and December 2, 2017. The year over year decrease in the effective tax rate for the three and six months ended December 1, 2018 was the result of the Act. The effective tax rate for the three and six months ended December 1, 2018 is higher than the United States federal statutory rate due to the mix of earnings in taxing jurisdictions that had rates that were higher than the United States federal statutory rate. The effective tax rate for the three and six months ended December 2, 2017 is lower than the United States federal statutory rate due to the mix of earnings in taxing jurisdictions that had rates that were lower than the United States federal statutory rate, along with the research and development tax credit under the Protecting Americans from Tax Hikes ("PATH") Act of 2015.

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

•
Consumer — Includes operations associated with the sale of modern design furnishings and accessories to third party retail distributors, through contract channels, as well as direct-to-consumer sales through eCommerce and DWR and HAY retail studios and outlets.

•
Corporate — Consists primarily of unallocated expenses related to general corporate functions, including, but not limited to, certain legal, executive, corporate finance, information technology, administrative and acquisition-related costs.

The charts below present the relative mix of net sales and operating earnings across the Company's reportable segments during the three and six month periods ended December 1, 2018. This is followed by a discussion of the Company's results, by reportable segment.

North American Furniture Solutions ("North America")

Three Months Ended December 1, 2018
Net sales totaled $353.2 million for the second quarter of fiscal 2019, an increase of 6.9% from the second quarter of fiscal 2018. Orders totaled $370.6 million, an increase of 8.6% from the same period in the prior year. Organic net sales totaled $354.2 million(*) for the second quarter of fiscal 2019, an increase of 5.5% from the second quarter of fiscal 2018. Organic orders totaled $371.5 million, an increase of 6.7% from the same period in the prior year. Operating earnings for the second quarter of fiscal 2019 were $46.4 million or 13.1% of sales as compared to $45.1 million or 13.6% of sales in the second quarter of fiscal 2018. The following is a summary of the major factors impacting our comparative sales and earnings results:

•
Sales volumes within the North American segment increased by approximately $20 million in the second quarter of fiscal 2019, resulting from increased demand within the Company's North America office furniture business.

•
Adoption of ASC 606 - Revenue from Contracts with Customers at the beginning of fiscal 2019 led to the reclassification of certain pricing elements from net sales to cost of sales, which resulted in an increase in net sales of $6.8 million in the current three months compared to the same period of the prior year in which revenue was recorded under previous accounting rules.

•
Deeper contract price discounting, net of incremental list price increases, reduced net sales and operating earnings in the second quarter of fiscal 2019 by roughly $3 million as compared to the prior year.

•	Operating earnings increased an estimated $7 million from incremental sales volumes in the current three month period as compared to the same period of the prior year.

•	Higher commodity costs and the initial impact of tariffs on Chinese imports decreased operating earnings by approximately $2 million relative to the same period of the prior fiscal year.

•
A favorable change in product mix that was driven by a shift out of lower margin product categories and into seating drove an increase in operating earnings of approximately $3 million as compared to last fiscal year.

•
Higher overhead costs at the company's West Michigan manufacturing facilities related to higher medical costs, job correction costs and depreciation decreased operating earnings by approximately $2 million as compared to the same period of the prior fiscal year.

•	Operating earnings decreased due to increased depreciation expense, recorded within operating expenses, of approximately $1 million.

Six Months Ended December 1, 2018
Net sales totaled $696.9 million for the first six months of fiscal 2019, an increase of 5.8% from the same period of fiscal 2018. Orders totaled $715.6 million, an increase of 5.9% from the same period in the prior year. Organic net sales totaled $698.4 million(*) for the first six months of fiscal 2019, an increase of 4.5% from the same period of fiscal 2018. Organic orders totaled $717.1 million, an increase of 4.6% from the same period in the prior year. Operating earnings for the first six months of fiscal 2019 were $91.4 million or 13.1% of sales as compared to $93.9 million or 14.2% of sales in the same period of the prior year. The following is a summary of the major factors impacting our comparative sales and earnings results:

•	Sales volumes within the North American segment increased by approximately $32 million, resulting from increased demand within the Company's North America office furniture business.

•
Adoption of ASC 606 - Revenue from Contracts with Customers at the beginning of fiscal 2019 led to the reclassification of certain pricing elements from net sales to cost of sales, which resulted in an increase in Net sales for the North American segment by approximately $12.1 million compared to the same period of the prior year, in which revenue was recorded under previous accounting rules.

•
Deeper contract price discounting, net of incremental list price increases, reduced net sales and operating earnings in the first half of fiscal 2019 by roughly $4 million as compared to the prior year.

•	Operating earnings increased an estimated $12 million from incremental sales volumes in the current six month period as compared to the same period of the prior year.

•	Higher commodity costs and the initial impact of tariffs on Chinese imports decreased operating earnings by approximately $4 million relative to the same period of the prior fiscal year.

•
Higher overhead costs at the company's West Michigan manufacturing facilities related to higher medical costs, job correction costs and depreciation decreased operating earnings by approximately $5 million as compared to the same period of the prior fiscal year.

•	Operating earnings decreased due to increased depreciation expense, recorded within operating expenses, of approximately $2 million.

ELA Furniture Solutions ("ELA")

Three Months Ended December 1, 2018
Net sales totaled $118.5 million for the second quarter of fiscal 2019, an increase of 4.9% from the second quarter of fiscal 2018. Orders totaled $137.3 million, an increase of 16.4% from the same period in the prior year. Organic net sales totaled $121.4 million(*) for the second quarter of fiscal 2019, an increase of 4.3% from the second quarter of fiscal 2018. Organic orders totaled $139.7 million, an increase of 15.1% from the same period in the prior year. Operating earnings for the second quarter of fiscal 2019 were $13.8 million or 11.6% of sales as compared to $12.7 million or 11.2% of sales in the second quarter of fiscal 2018. The following is a summary of the major factors impacting our comparative sales and earnings results:

•	Increased sales volumes within the ELA segment of approximately $4 million were driven primarily by growth in the Asia Pacific, Europe, and the Middle East regions.

•
Adoption of ASC 606 - Revenue from Contracts with Customers at the beginning of fiscal 2019 led to the reclassification of certain pricing elements from net sales to cost of sales, which resulted in an increase in net sales for the ELA segment by approximately $3.2 million compared to the same period of the prior year, in which revenue was recorded under previous accounting rules.

•
Operating earnings increased by $1.1 million in the current three month period of fiscal 2019 due to incremental price increases, net of deeper contract discounting and increased sales volumes. These items increased operating earnings by approximately $2 million and $1 million, respectively. These increases were partially offset by the negative impact on operating earnings of changes in foreign currency exchange rates of approximately $1 million and incremental operating expenses of $0.5 million related to the facilities consolidation plan.

Six Months Ended December 1, 2018
Net sales totaled $234.0 million for the first six months of fiscal 2019, an increase of 13.4% from the same period of fiscal 2018. Orders totaled $262.3 million, an increase of 15.8% from the same period in the prior year. Organic net sales totaled $238.0 million(*) for the first six months of fiscal 2019, an increase of 12.3% from the same period of fiscal 2018. Organic orders totaled $266.1 million, an increase of 14.7% from the same period in the prior year. Operating earnings for the first six months of fiscal 2019 were $24.3 million or 10.4% of sales as compared to $19.6 million or 9.5% of sales in the same period of the prior year. The following is a summary of the major factors impacting our comparative sales and earnings results:

•	Increased sales volumes within the ELA segment of approximately $25 million were driven by broad-based growth across all regions.

•
Adoption of ASC 606 - Revenue from Contracts with Customers at the beginning of fiscal 2019 led to the reclassification of certain pricing elements from net sales to cost of sales, which resulted in an increase in net sales for the ELA segment by approximately $6.1 million compared to the same period of the prior year, in which revenue was recorded under previous accounting rules.

•	The impact of foreign currency translation decreased net sales and operating earnings by roughly $4 million and $1 million, respectively.

•
Operating earnings increased by $4.7 million in the first half of fiscal 2019 due to increased sales volumes and incremental price increases, net of deeper contract discounting. These items increased operating earnings by approximately $8 million and $1 million, respectively. These increases were partially offset by the negative impact on operating earnings of changes in foreign currency exchange rates of approximately $1 million and incremental operating expenses of $1.8 million related to the facilities consolidation plan.

Specialty

Three Months Ended December 1, 2018
Net sales totaled $81.6 million for the second quarter of fiscal 2019, an increase of 9.7% from the second quarter of fiscal 2018. Orders totaled $87.1 million, an increase of 13.0% from the same period in the prior year. Organic net sales totaled $81.6 million(*) for the second quarter of fiscal 2019, an increase of 8.8% from the second quarter of fiscal 2018. Organic orders totaled $87.1 million, an increase of 12.2% from the same period in the prior year. Operating earnings for the second quarter of fiscal 2019 were $4.8 million or 5.9% of sales as compared to $2.1 million or 2.8% of sales in the second quarter of fiscal 2018. The following is a summary of the major factors impacting our comparative sales and earnings results:

•	Increased sales volumes within the Specialty segment of approximately $7 million were driven by broad-based growth across all four businesses that comprise the Specialty segment.

•
Adoption of ASC 606 - Revenue from Contracts with Customers at the beginning of fiscal 2019 led to the reclassification of certain pricing elements from net sales to cost of sales, which resulted in an increase in net sales for the Specialty segment by approximately $0.7 million compared to the same period of the prior year, in which revenue was recorded under previous accounting rules.

•
Operating earnings increased by approximately $2.7 million in the current three month period of fiscal 2019 due primarily due to increased sales volumes and decreased operating expenses. Warranty, marketing and compensation expenses each decreased by approximately $0.7 million, $0.5 million and $0.2 million, respectively, as compared to the same period of the prior fiscal year.

Six Months Ended December 1, 2018
Net sales totaled $158.9 million for the first six months of fiscal 2019, an increase of 6.3% from the same period of fiscal 2018. Orders totaled $167.2 million, an increase of 9.6% from the same period in the prior year. Organic net sales totaled $159.0 million(*) for the first six months of fiscal 2019, an increase of 5.5% from the same period of fiscal 2018. Organic orders totaled $167.3 million, an increase of 9.0% from the same period in the prior year. Operating earnings for the first six months of fiscal 2019 were $8.0 million or 5.0% of sales as compared to $3.7 million or 2.5% of sales in the same period of the prior year. The following is a summary of the major factors impacting our comparative sales and earnings results:

•
Increased sales volumes within the Specialty segment of approximately $8 million were driven mainly by the Company's Maharam and Nemschoff subsidiaries, as well as the Herman Miller Collection family of products.

•
Adoption of ASC 606 - Revenue from Contracts with Customers at the beginning of fiscal 2019 led to the reclassification of certain pricing elements from net sales to cost of sales, which resulted in an increase in net sales for the Specialty segment by approximately $1.1 million compared to the same period of the prior year, in which revenue was recorded under previous accounting rules.

•
Operating earnings increased by approximately $4.3 million in the first half of fiscal 2019 due primarily due to increased sales volumes and decreased operating expenses. Warranty, marketing and compensation expenses each decreased by approximately $1.3 million, $0.6 million and $0.2 million, respectively, as compared to the same period of the prior fiscal year.

Consumer

Three Months Ended December 1, 2018
Net sales totaled $99.3 million for the second quarter of fiscal 2019, an increase of 14.5% from the second quarter of fiscal 2018. Orders of $107.6 million increased 15.5% from the same period last year. Organic net sales totaled $99.4 million(*) for the second quarter of fiscal 2019, an increase of 14.6% from the second quarter of fiscal 2018. Organic orders totaled $107.7 million, an increase of 15.6% from the same period in the prior year. Operating earnings for the second quarter of fiscal 2019 were $1.8 million or 1.8% of sales as compared to operating earnings of $1.0 million or 1.2% of sales in the second quarter of fiscal 2018. The following is a summary of the major factors impacting our comparative sales and earnings results:

•	Incremental sales volumes within the Consumer segment of approximately $10 million were driven by growth attributable to the Company's DWR studios, e-commerce and HAY products.

•
Operating earnings increased by $0.8 million in the current three month period of fiscal 2019 due to increased sales volumes and incremental price increases, net of deeper contract discounting, which was partially offset by increased operating expenses. Increased sales volumes and incremental price increases, net of deeper discounting each increased operating earnings by approximately $4 million and approximately $2 million, respectively, while increased operating expenses decreased operating earnings by approximately $5 million. Operating expenses increased due to incremental marketing, compensation, and depreciation expenses that were driven mainly by new studios and the launch of the HAY brand in North America.

Six Months Ended December 1, 2018
Net sales totaled $187.5 million for the first six months of fiscal 2019, an increase of 10.4% from the same period of fiscal 2018. Orders of $188.1 million increased 11.0% from the same period in the prior year. Organic net sales totaled $187.6 million(*) for the first six months of fiscal 2019, an increase of 13.8% from the same period of fiscal 2018. Organic orders totaled $188.2 million, an increase of 11.1% from the same period in the prior year. Operating earnings for the first six months of fiscal 2019 were $3.9 million or 2.1% of sales as compared to operating earnings of $1.3 million or 0.8% of sales in the same period of the prior year. The following is a summary of the major factors impacting our comparative sales and earnings results:

•	Incremental sales volumes within the Consumer segment of approximately $14 million were driven by the introduction of HAY products and growth across the DWR studio, e-commerce and contract channels.

•
Operating earnings increased by $2.6 million in the first half of fiscal 2019 due to increased sales volumes and incremental price increases, net of deeper contract discounting, which was partially offset by increased operating expenses. Increased sales volumes and incremental price increases, net of deeper discounting each increased operating earnings by approximately $6 million and approximately $3 million, respectively, while increased operating expenses decreased operating earnings by approximately $6 million. Operating expenses increased due to incremental marketing, compensation, and depreciation expenses that were driven mainly by new studios and the launch of the HAY brand in North America.

Corporate

Corporate unallocated expenses totaled $13.7 million for the second quarter of fiscal 2019, an increase of $3.2 million from the second quarter of fiscal 2018. The increase was driven mainly by incremental special charges of $4.3 million from third party consulting costs related to the Company's profit improvement initiatives, as well as transition costs related to the retirement of the Company's CEO. These increases were partially offset by lower compensation and benefits and employee incentive costs of $1.1 million from the comparative period.

Corporate unallocated expenses totaled $28.5 million for the first six months of fiscal 2019, an increase of $9.9 million from the same period of fiscal 2018. The increase was driven mainly by incremental special charges of $8.6 million from third party consulting costs related to the Company's profit improvement initiatives, as well as transition costs related to the retirement of the Company's CEO. Increased legal and depreciation expenses also contributed to the increase in corporate unallocated expenses from the comparative period.

Financial Condition, Liquidity and Capital Resources

The table below presents certain key cash flow and capital highlights for six months ended as indicated.

(In millions)	December 1, 2018	December 2, 2017
Cash and cash equivalents, end of period	$113.6	$114.6
Marketable securities, end of period	8.2	8.5
Cash provided by operating activities	91.5	81.5
Cash used in investing activities	(118.7)	(30.6)
Cash used in financing activities	(59.8)	(33.2)
Capital expenditures	(41.1)	(39.8)
Stock repurchased and retired	(37.4)	(17.3)
Common stock issued	10.4	5.9
Dividends paid	(22.4)	(20.9)
Interest-bearing debt, end of period	281.9	200.0
Available unsecured credit facility, end of period (1)	$163.7	$391.8
(1) Amounts shown are net of outstanding letters of credit of $11.3 million and $8.2 million as of December 1, 2018 and December 2, 2017, respectively, which are applied against availability under the Company's unsecured credit facility.

Cash Flows - Operating Activities

Six Month Period Ended December 1, 2018
Cash generated from operating activities was $91.5 million for the six months ended December 1, 2018, as compared to $81.5 million in the same period of the prior year. Changes in working capital balances drove a use of cash totaling $29.1 million during the first six months of fiscal 2019. The main factors driving this use of cash were increases in inventory of $26.5 million and accounts, notes and unbilled accounts receivable of $27.7 million, exclusive of the cumulative adjustment upon adoption of ASC 606. These were offset by an increase in prepaid expenses and other current assets of $10.0 million, an increase in accounts payable of $11.3 million, and an increase in accrued compensation and benefits of $6.8 million. Additionally, the Company made a voluntary contribution of $12.0 million to its international defined benefit pension plan in the first half of fiscal 2018, which also drove a portion of the increase in cash generated from operating activities when compared to the prior year.

Six Month Period Ended December 2, 2017
Cash generated from operating activities was $81.5 million for the six months ended December 2, 2017, as compared to $94.4 million in the same period of the prior year. In the first half of fiscal 2018, the Company made a voluntary contribution of $12.0 million to its international defined benefit pension plan. Additionally, changes in working capital balances drove a use of cash totaling $13.2 million during the first six months of fiscal 2018. The main factors driving this use of cash were an increase in inventory of $19.8 million and a decrease in accrued compensation and benefits of $4.5 million. Inventory increased due mainly to DWR inventory stocking related to new studios and upcoming promotions, as well as a build of inventory in the ELA segment to fulfill demand. Accrued compensation and benefits decreased due to the annual payout of the prior year accrued bonus and profit sharing. These factors more than offset drivers within working capital that increased cash, primarily an increase in accounts payable of $18.3 million.

Cash Flows - Investing Activities

Investing activities in the first six months of fiscal 2019 resulted in a net cash outflow of $118.7 million as compared to a net cash outflow of $30.6 million in the same period of the prior year. Equity investments in the noncontrolled entities of HAY and Maars and the HAY license agreement resulted in a cash outlay of $71.6 million and $4.8 million, respectively in the first half of fiscal 2019.

The Company had cash outflows for the purchase of $41.1 million of capital assets in the first six months of fiscal 2019 as compared to $39.8 million during the first six months of the prior year.

At the end of the second quarter of fiscal 2019, there were outstanding commitments for capital purchases of $25.1 million compared to $29.5 million at the corresponding date in the prior year. The Company expects full-year capital purchases to be between $90 million and $100 million, which will be primarily related to investments in the Company's facilities and equipment. This compares to full-year capital spending of $70.6 million in fiscal 2018.

Cash Flows - Financing Activities

Cash outflows from financing activities were $59.8 million for the first six months of fiscal 2019 compared to cash outflows of $33.2 million during the same period of the prior year. Cash outflows for dividend payments were $22.4 million and $20.9 million for the first six months of fiscal 2019 and fiscal 2018, respectively. Cash paid for the repurchase of common stock was $37.4 million and $17.3 million in the first six months of fiscal 2019 and 2018, respectively. Cash inflows for stock issuances related to employee benefit programs were $10.4 million and $5.9 million during the first six months of fiscal 2019 and fiscal 2018, respectively.

Certain minority shareholders in a subsidiary have the right, at certain times, to require the Company to acquire a portion of their ownership interest in those entities at fair value. During the six months ended December 1, 2018, the Company purchased $10.1 million of minority ownership shares as compared to $1.0 million in the same period last year. It is possible that within the next two fiscal years the Company could be required to acquire the majority of the balance of their ownership interest. The fair value of this redeemable noncontrolling interest as of December 1, 2018 was $20.7 million and is included within "Redeemable noncontrolling interests" on the Consolidated Balance Sheets.

One shareholder has put options that would require the Company to purchase an additional 33% of the equity in HAY at fair market value. These put options have multiple periods for exercise, with fiscal 2020 through fiscal 2024 representing the earliest possible period of exercise.

Sources of Liquidity

In addition to cash flows from operating activities, the Company has access to liquidity through credit facilities, cash and cash equivalents, and short-term investments. These sources have been summarized below. For additional information, refer to Note 13 to the condensed consolidated financial statements.

(In millions)	December 1, 2018	December 2, 2017
Cash and cash equivalents	$113.6	$114.6
Marketable securities	8.2	8.5
Availability under syndicated revolving line of credit	$163.7	$391.8

At the end of the second quarter of fiscal 2019, the Company had cash and cash equivalents of $113.6 million, including $72.3 million of cash and cash equivalents held outside the United States. In addition, the Company had marketable securities of $8.2 million held by one of its international subsidiaries.

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

Variable Interest Entities

On occasion, the Company provides financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees that may represent variable interests in such entities. As of December 1, 2018, the Company was not considered to be the primary beneficiary of any such dealer relationships under FASB ASC Topic 810, Consolidation. Accordingly, the Company is not required to consolidate the financial statements of any of these entities as of December 1, 2018.

Contingencies

See Note 12 to the condensed consolidated financial statements.

Critical Accounting Policies

The Company strives to report financial results clearly and understandably. The Company follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which require certain estimates and judgments that affect the financial position and results of operations for the Company. The Company continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Company's annual report on Form 10-K for the year ended June 2, 2018. During the first six months of fiscal 2019, the Company changed certain accounting policies in connection with the adoption of ASC 606 - Revenue from Contracts with Customers. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information.

New Accounting Standards

See Note 2 to the Condensed Consolidated Financial Statements.

Safe Harbor Provisions

Certain statements in this filing are not historical facts but are “forward-looking statements” as defined under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates, and projections about the office furniture industry, the economy, and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” likely,” “plans,” “projects,” and “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. These risks include, without limitation, the success of our growth strategy, employment and general economic conditions, the pace of economic growth in the U.S., and in our International markets, the potential impact of changes in U.S. tax law, the increase in white collar employment, the willingness of customers to undertake capital expenditures, the types of products purchased by customers, competitive-pricing pressures, the availability and pricing of raw materials, our reliance on a limited number of suppliers, our ability to expand globally given the risks associated with regulatory and legal compliance challenges and accompanying currency fluctuations, the ability to increase prices to absorb the additional costs of raw materials, the financial strength of our dealers and the financial strength of our customers, our ability to locate new DWR and HAY studios, negotiate favorable lease terms for new and existing locations and the implementation of our studio portfolio transformation, our ability to attract and retain key executives and other qualified employees, our ability to continue to make product innovations, the success of newly-introduced products, our ability to serve all of our markets, possible acquisitions, divestitures or alliances, the pace and level of government procurement, the outcome of pending litigation or governmental audits or investigations, political risk in the markets we serve, and other risks identified in our filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what we express or forecast. Furthermore, Herman Miller, Inc., undertakes no obligation to update, amend or clarify forward-looking statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The information concerning quantitative and qualitative disclosures about market risk contained in the Company’s Annual Report on Form 10-K for its fiscal year ended June 2, 2018 has not changed significantly. The nature of market risks from interest rates and commodity prices has not changed materially during the first six months of fiscal 2019.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 1, 2018, and the Company's Chief Executive Officer and Chief Financial officer have concluded that, as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended December 1, 2018, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

Part II - Other Information

Item 1: Legal Proceedings

Referred to in Note 12 of the condensed consolidated financial statements.

Item 1A: Risk Factors

There have been no material changes in the Company's risk factors from those set forth in the Company's Annual Report on Form 10-K for the year ended June 2, 2018.

Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during the quarter ended December 1, 2018.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)
9/2/18 - 9/29/18	23,979	$38.74	23,979	$40,327,829
9/30/18 - 10/27/18	227,752	$35.51	227,752	$32,329,346
10/28/18 - 12/1/18	225,123	$33.41	225,123	$24,717,035
Total	476,854		476,854

No repurchase plans expired or were terminated during the second quarter of fiscal 2019, nor do any plans exist under which the Company does not intend to make further purchases. The Board has the authority to terminate any further repurchases.

During the period covered by this report, the Company did not sell any of its equity securities that were not registered under the Securities Act of 1933.

Item 3: Defaults upon Senior Securities

None

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

None

Item 6: Exhibits

The following exhibits (listed by number corresponding to the Exhibit table as Item 601 in Regulation S-K) are filed with this Report:

Exhibit Number	Document

10.1	Form of Herman Miller, Inc. Long-Term Incentive Plan Stock Option Agreement

10.2	Form of Herman Miller, Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement

10.3	Form of Herman Miller, Inc. Long-Term Incentive Plan HMVA Performance Share Unit Award Agreement

10.4	Form of Herman Miller, Inc. Long-Term Incentive Plan TSR Performance Share Unit Award Agreement

10.5	Stock Option Agreement between the Company and Andrea Owen

10.6	Restricted Stock Unit Award Agreement between the Company and Andrea Owen

10.7	HMVA Performance Share Award Agreement between the Company and Andrea Owen

10.8	TSR Performance Share Unit Award Agreement between the Company and Andrea Owen

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

HERMAN MILLER, INC.

January 9, 2019	/s/ Andrea R. Owen
Andrea R. Owen
Chief Executive Officer
(Duly Authorized Signatory for Registrant)

January 9, 2019	/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer
(Duly Authorized Signatory for Registrant)