Form 10-Q
period 2019-03-02
MILLER HERMAN INC
filed 2019-04-10
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ _ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 2, 2019	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

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
Yes [_] No [ X ]

Common Stock Outstanding at April 8, 2019 - 58,812,564 shares

Herman Miller, Inc. Form 10-Q

Herman Miller, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Dollars in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 2, 2019	March 3, 2018	March 2, 2019	March 3, 2018
Net sales	$619.0	$578.4	$1,896.2	$1,763.2
Cost of sales	398.0	372.6	1,214.5	1,118.5
Gross margin	221.0	205.8	681.7	644.7
Operating expenses:
Selling, general and administrative	153.7	149.0	476.5	449.6
Restructuring and impairment expenses	0.3	—	1.7	1.9
Design and research	19.2	18.1	56.6	54.6
Total operating expenses	173.2	167.1	534.8	506.1
Operating earnings	47.8	38.7	146.9	138.6
Other expenses:
Interest expense	3.0	3.2	9.1	10.6
Other, net	(0.8)	(0.7)	(1.3)	(1.7)
Earnings before income taxes and equity income	45.6	36.2	139.1	129.7
Income tax expense	7.3	6.9	27.3	35.4
Equity income from nonconsolidated affiliates, net of tax	1.0	0.7	2.8	2.2
Net earnings	39.3	30.0	114.6	96.5
Net earnings attributable to noncontrolling interests	0.1	0.2	0.1	0.2
Net earnings attributable to Herman Miller, Inc.	$39.2	$29.8	$114.5	$96.3

Earnings per share — basic	$0.67	$0.50	$1.94	$1.61
Earnings per share — diluted	$0.66	$0.49	$1.92	$1.60

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$8.0	$1.7	$(4.4)	$6.3
Pension and other post-retirement plans	0.6	0.9	1.7	2.6
Interest rate swaps	(4.4)	5.9	(3.9)	6.9
Unrealized holding loss	0.1	—	—	—
Other comprehensive income (loss)	4.3	8.5	(6.6)	15.8
Comprehensive income	43.6	38.5	108.0	112.3
Comprehensive income attributable to noncontrolling interests	0.1	0.2	0.1	0.2
Comprehensive income attributable to Herman Miller, Inc.	$43.5	$38.3	$107.9	$112.1

See accompanying notes to condensed consolidated financial statements.

Herman Miller, Inc.
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share data)
(Unaudited)

	March 2, 2019	June 2, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$113.5	$203.9
Short-term investments	8.9	8.6
Accounts and notes receivable, net	221.0	217.4
Unbilled accounts receivable	25.5	1.9
Inventories, net	191.9	162.4
Prepaid expenses and other	58.2	51.2
Total current assets	619.0	645.4
Property and equipment, at cost	1,068.1	1,020.8
Less — accumulated depreciation	(729.3)	(689.4)
Net property and equipment	338.8	331.4
Goodwill	304.0	304.1
Indefinite-lived intangibles	78.1	78.1
Other amortizable intangibles, net	42.6	41.3
Other noncurrent assets	146.7	79.2
Total Assets	$1,529.2	$1,479.5

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$175.7	$171.4
Accrued compensation and benefits	73.9	86.3
Accrued warranty	52.5	51.5
Customer deposits	36.4	27.6
Other accrued liabilities	80.4	77.0
Total current liabilities	418.9	413.8
Long-term debt	281.9	275.0
Pension and post-retirement benefits	13.6	15.6
Other liabilities	79.2	79.8
Total Liabilities	793.6	784.2
Redeemable noncontrolling interests	20.7	30.5
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 58,823,817 and 59,230,974 shares issued and outstanding in 2019 and 2018, respectively)	11.8	11.7
Additional paid-in capital	92.0	116.6
Retained earnings	678.3	598.3
Accumulated other comprehensive loss	(66.5)	(61.3)
Key executive deferred compensation plans	(0.8)	(0.7)
Herman Miller, Inc. Stockholders' Equity	714.8	664.6
Noncontrolling Interests	0.1	0.2
Total Stockholders' Equity	714.9	664.8
Total Liabilities, Redeemable Noncontrolling Interests, and Stockholders' Equity	$1,529.2	$1,479.5

See accompanying notes to condensed consolidated financial statements.

Herman Miller, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	March 2, 2019	March 3, 2018
Cash Flows from Operating Activities:
Net earnings	$114.6	$96.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	55.3	49.4
Stock-based compensation	7.2	4.8
Pension and post-retirement expenses	0.8	1.1
Pension contributions	—	(12.0)
Earnings from nonconsolidated affiliates net of dividends received	(0.8)	(0.5)
Deferred taxes	—	(10.3)
Gain on sales of property and dealers	—	(0.8)
Restructuring and impairment expenses	1.7	1.9
Increase in current assets	(55.3)	(18.1)
Increase (decrease) in current liabilities	7.5	(12.2)
Increase in non-current liabilities	0.4	11.4
Other, net	(0.8)	(0.5)
Net Cash Provided by Operating Activities	130.6	110.7

Cash Flows from Investing Activities:
Proceeds from sale of property and dealers	—	2.0
Marketable securities purchases	(1.6)	(0.7)
Marketable securities sales	1.3	0.8
Equity investment in non-controlled entities	(71.6)	—
Capital expenditures	(63.0)	(51.0)
Proceeds from life insurance policy	—	8.1
Purchase of HAY licensing agreement	(4.8)	—
Net advances on notes receivable	(1.0)	(1.1)
Other, net	(1.7)	(0.6)
Net Cash Used in Investing Activities	(142.4)	(42.5)

Cash Flows from Financing Activities:
Dividends paid	(34.0)	(31.7)
Proceeds from issuance of long-term debt	—	340.4
Payments of long-term debt	—	(265.4)
Common stock issued	11.1	15.8
Common stock repurchased and retired	(43.4)	(30.1)
Purchase of redeemable noncontrolling interests	(10.1)	(1.0)
Net payments from supplier financing program	(0.3)	—
Other, net	0.1	0.3
Net Cash (Used in) Provided by Financing Activities	(76.6)	28.3

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2.0)	0.3
Net Decrease in Cash and Cash Equivalents	(90.4)	96.8

Cash and Cash Equivalents, Beginning of Period	203.9	96.2
Cash and Cash Equivalents, End of Period	$113.5	$193.0

See accompanying notes to condensed consolidated financial statements.

Herman Miller, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Dollars in millions, except share data)
(Unaudited)

	Nine Months Ended March 2, 2019
	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Key Executive Deferred Compensation	Herman Miller, Inc. Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
		Shares	Amount
June 2, 2018	$—	59,230,974	$11.7	$116.6	$598.3	$(61.3)	$(0.7)	$664.6	$0.2	$664.8
Net earnings	—	—	—	—	35.8	—	—	35.8	—	35.8
Other comprehensive loss	—	—	—	—	—	(7.8)	—	(7.8)	—	(7.8)
Stock-based compensation expense	—	—	—	2.2	—	—	—	2.2	—	2.2
Exercise of stock options	—	265,739	0.2	7.9	—	—	—	8.1	—	8.1
Restricted and performance stock units released	—	335,266	0.1	—	—	—	—	0.1	—	0.1
Employee stock purchase plan issuances	—	16,805	—	0.5	—	—	—	0.5	—	0.5
Repurchase and retirement of common stock	—	(545,866)	(0.1)	(20.7)	—	—	—	(20.8)	—	(20.8)
Dividends declared ($0.1975 per share)	—	—	—	—	(11.6)	—	—	(11.6)	—	(11.6)
Cumulative effect of accounting changes	—	—	—	—	2.0	(0.1)	—	1.9	—	1.9
September 1, 2018	$—	59,302,918	$11.9	$106.5	$624.5	$(69.2)	$(0.7)	$673.0	$0.2	$673.2
Net earnings	—	—	—	—	39.3	—	—	39.3	—	39.3
Other comprehensive loss	—	—	—	—	—	(3.1)	—	(3.1)	—	(3.1)
Stock-based compensation expense	—	—	—	2.5	—	—	—	2.5	—	2.5
Exercise of stock options	—	53,614	—	1.3	—	—	—	1.3	—	1.3
Restricted and performance stock units released	—	7,511	—	—	—	—	—	—	—	—
Employee stock purchase plan issuances	—	14,813	—	0.5	—	—	—	0.5	—	0.5
Repurchase and retirement of common stock	—	(476,854)	(0.1)	(16.5)	—	—	—	(16.6)	—	(16.6)
Dividends declared ($0.1975 per share)	—	—	—	—	(11.7)	—	—	(11.7)	—	(11.7)
Cumulative effect of accounting changes	—	—	—	—	(1.5)	1.5	—	—	—	—
December 1, 2018	$—	58,902,002	$11.8	$94.3	$650.6	$(70.8)	$(0.7)	$685.2	$0.2	$685.4
Net earnings	—	—	—	—	39.2	—	—	39.2	0.1	39.3
Other comprehensive income	—	—	—	—	—	4.3	—	4.3	—	4.3
Stock-based compensation expense	—	—	—	2.8	—	—	—	2.8	(0.2)	2.6
Exercise of stock options	—	3,197	—	—	—	—	—	—	—	—
Restricted and performance stock units released	—	75,917	—	0.1	—	—	—	0.1	—	0.1
Employee stock purchase plan issuances	—	16,253	—	0.5	—	—	—	0.5	—	0.5
Repurchase and retirement of common stock	—	(183,737)	—	(6.0)	—	—	—	(6.0)	—	(6.0)
Directors' fees	—	10,185	—	0.3	—	—	—	0.3	—	0.3
Deferred compensation plan	—	—	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Dividends declared ($0.1975 per share)	—	—	—	—	(11.5)	—	—	(11.5)	—	(11.5)
March 2, 2019	$—	58,823,817	$11.8	$92.0	$678.3	$(66.5)	$(0.8)	$714.8	$0.1	$714.9

For certain items, the sum of the quarterly information above does not equal the year to date amounts reflected throughout this Form 10-Q due to rounding associated with the calculations on an individual quarter basis. These differences are not material to the Condensed Consolidated Financial Statements.

	Nine Months Ended March 3, 2018
	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Key Executive Deferred Compensation	Herman Miller, Inc. Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
		Shares	Amount
June 3, 2017	$—	59,715,824	$11.9	$139.3	$519.5	$(82.2)	$(1.0)	$587.5	$0.2	$587.7
Net earnings	—	—	—	—	33.0	—	—	33.0	—	33.0
Other comprehensive income	—	—	—	—	—	3.7	—	3.7	—	3.7
Stock-based compensation expense	—	—	—	1.7	—	—	—	1.7	—	1.7
Exercise of stock options	—	150,556	0.1	3.8	—	—	—	3.9	—	3.9
Restricted and performance stock units released	—	220,850	—	—	—	—	—	—	—	—
Employee stock purchase plan issuances	—	18,223	—	0.5	—	—	—	0.5	—	0.5
Repurchase and retirement of common stock	—	(330,963)	—	(11.1)	—	—	—	(11.1)	—	(11.1)
Dividends declared ($0.1800 per share)	—	—	—	—	(10.8)	—	—	(10.8)	—	(10.8)
Redemption value adjustment	—	—	—	—	0.2	—	—	0.2	—	0.2
Cumulative effect of accounting changes	—	—	—	(0.3)	0.2	—	—	(0.1)	—	(0.1)
September 2, 2017	$—	59,774,490	$12.0	$133.9	$542.1	$(78.5)	$(1.0)	$608.5	$0.2	$608.7
Net earnings	—	—	—	—	33.5	—	—	33.5	—	33.5
Other comprehensive income	—	—	—	—	—	3.6	—	3.6	—	3.6
Stock-based compensation expense	—	—	—	1.1	—	—	—	1.1	—	1.1
Exercise of stock options	—	37,469	—	0.9	—	—	—	0.9	—	0.9
Restricted and performance stock units released	—	14,424	—	—	—	—	—	—	—	—
Employee stock purchase plan issuances	—	15,192	—	0.6	—	—	—	0.6	—	0.6
Repurchase and retirement of common stock	—	(177,511)	(0.1)	(6.1)	—	—	—	(6.2)	—	(6.2)
Dividends declared ($0.1800 per share)	—	—	—	—	(10.8)	—	—	(10.8)	—	(10.8)
Redemption value adjustment	—	—	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Cumulative effect of accounting changes	—	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
December 2, 2017	$—	59,664,064	$11.9	$130.4	$564.4	$(74.9)	$(1.0)	$630.8	$0.2	$631.0
Net earnings	—	—	—	—	29.8	—	—	29.8	0.2	30.0
Other comprehensive income	—	—	—	—	—	8.5	—	8.5	—	8.5
Stock-based compensation expense	—	—	—	1.8	—	—	—	1.8	—	1.8
Exercise of stock options	—	318,540	—	9.3	—	—	—	9.3	—	9.3
Restricted and performance stock units released	—	11,886	—	0.2	—	—	—	0.2	—	0.2
Employee stock purchase plan issuances	—	16,817	—	0.4	—	—	—	0.4	—	0.4
Repurchase and retirement of common stock	—	(336,849)	(0.1)	(12.7)	—	—	—	(12.8)	—	(12.8)
Directors' fees	—	8,828	—	0.4	—	—	—	0.4	—	0.4
Deferred compensation plan	—	—	—	(0.4)	—	—	0.3	(0.1)	—	(0.1)
Dividends declared ($0.1800 per share)	—	—	—	—	(10.8)	—	—	(10.8)	—	(10.8)
Redemption value adjustment	—	—	—	—	(0.4)	—	—	(0.4)	—	(0.4)
March 3, 2018	$—	59,683,286	$11.8	$129.4	$583.0	$(66.4)	$(0.7)	$657.1	$0.4	$657.5

For certain items, the sum of the quarterly information above does not equal the year to date amounts reflected throughout this Form 10-Q due to rounding associated with the calculations on an individual quarter basis. These differences are not material to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 2, 2019
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

The accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly the financial position of the Company as of March 2, 2019. Operating results for the three and nine months ended March 2, 2019, are not necessarily indicative of the results that may be expected for the year ending June 1, 2019. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 2, 2018.

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
September 2, 2018
The Company early adopted the standard effective September 2, 2018 and reclassified $1.5 million from Accumulated other comprehensive loss to Retained earnings related to the tax impact of the Company’s interest rate swap agreements.

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
June 3, 2018
The Company retrospectively adopted the standard effective June 3, 2018. Prior to adoption, the Company recorded net periodic benefit costs related to its defined benefit pension and post-retirement medical plans within Selling, general and administrative expenses. As a result of adoption, these costs are recorded within Other, net. The Company retrospectively reclassified these costs in the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended March 3, 2018 from Selling, general and administrative to Other, net. Refer to Note 7 of the financial statements for further information.

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
June 2, 2019
The standard is expected to have a significant impact on our Consolidated Financial Statements. The Company does not expect the Statement of Comprehensive Income to be significantly impacted. However, the impact to the balance sheet of recording right of use assets and lease liabilities for the Company’s operating leases, as well as the necessary financial statement disclosures, is expected to be significant. The Company has assembled a project team and is working towards implementation of the lease accounting standard. The Company has substantially completed its identification of the global lease population and the data migration to a lease integration tool that will support the accounting and disclosure requirements under the standard. The Company is currently completing its review and testing of the data entered into the tool and is developing accounting policies and internal controls over the post-implementation lease accounting activities.

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

3. Revenue from Contracts with Customers

Impact of Adoption
The Company adopted ASC 606 - Revenue from Contracts with Customers at the beginning of fiscal year 2019. The Company completed its review of the impact of the new standard and identified certain key accounting policy changes that resulted from adopting the new standard. These included changes to the identification of performance obligations for commercial contracts in which the Company sells directly to end customers. Under previous accounting rules, which were codified under ASC 605, the Company generally delayed revenue recognition until the products were shipped and installed as the Company had concluded that contracts that contained both products and services represented a single, combined deliverable. However, under ASC 606, the Company has determined that products and services are distinct and as such, represent separate performance obligations. The Company also determined that under ASC 606, certain product pricing elements related to its direct customer sales should be recorded within Cost of sales rather than net within Net sales as had been historical practice under ASC 605.
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

	Three Months Ended March 2, 2019
(In millions)	As reported	Performance Obligation Change	Gross vs. Net Change	Legacy GAAP
Statement of Comprehensive Income
Net sales	$619.0	$7.4	$(9.6)	$616.8
Cost of sales	398.0	4.1	(9.6)	392.5
Gross margin	221.0	3.3		224.3
Total operating expenses	173.2	0.1		173.3
Operating earnings	47.8	3.2		51.0
Income tax expense	7.3	0.5		7.8
Net earnings	39.3	2.7		42.0

	Nine Months Ended March 2, 2019
(In millions)	As reported	Performance Obligation Change	Gross vs. Net Change	Legacy GAAP
Statement of Comprehensive Income
Net sales	$1,896.2	$(10.8)	$(28.1)	$1,857.3
Cost of sales	1,214.5	(6.0)	(28.1)	1,180.4
Gross margin	681.7	(4.8)		676.9
Total operating expenses	534.8	—		534.8
Operating earnings	146.9	(4.8)		142.1
Income tax expense	27.3	(1.1)		26.2
Net earnings	114.6	(3.7)		110.9

	As of March 2, 2019
(In millions)	As reported	Performance Obligation Change	Gross vs. Net Change	Legacy GAAP
Balance Sheet
Assets:
Unbilled accounts receivable	$25.5	$(21.9)		$3.6
Inventories, net	191.9	12.8		204.7

Liabilities:
Accrued compensation and benefits	73.9	(0.3)		73.6
Other accrued liabilities	80.4	(3.1)		77.3

Equity:
Retained earnings	678.3	(5.6)		672.7

There was no impact on Net Cash Provided by Operating Activities within the Company's Condensed Consolidated Statement of Cash Flows as a result of adopting ASC 606.

Accounting Policies
The Company recognizes revenue when performance obligations, based on the terms of customer contracts, are satisfied. This happens when control of goods and services based on the contract have been conveyed to the customer. Revenue for the sale of products is typically recognized at the point in time when control transfers, generally upon transfer of title and risk of loss to the customer. Revenue for services, including the installation of products by the Company's owned dealers, is recognized over time as the services are provided. The method of revenue recognition may vary, depending on the type of contract with the customer, as noted in the section Disaggregated Revenue further below.

The Company's contracts with customers include master agreements and certain other forms of contracts, which do not reach the level of a performance obligation until a purchase order is received from a customer. At the point in time that a purchase order under a contract is received by the Company, the collective group of documents represent an enforceable contract between the Company and the customer. While certain customer contracts may have a duration of greater than a year, all purchase orders are less than a year in duration. As of March 2, 2019, all unfulfilled performance obligations are expected to be fulfilled in the next twelve months.

Variable consideration exists within certain contracts that the Company has with customers. When variable consideration is present in a contract with a customer, the Company estimates the amount that should be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. These estimates are primarily related to rebate programs which involve estimating future sales amounts and rebate percentages to use in the determination of transaction price. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Adjustments to Net sales from changes in variable consideration related to performance obligations completed in previous periods are not material to the Company's financial statements. Also, the Company has no contracts with significant financing components.

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

–
Multiple Performance Obligations - these contracts are transacted with customers and include more than one performance obligation; products, which are shipped to the customer by the Company and installation and other services, which are primarily fulfilled by independent third-party dealers. For contracts that include multiple performance obligations, the Company records revenue for the product performance obligation at the point in time when control transfers, generally upon transfer of title and risk of loss to the customer. In most cases, the Company has concluded that it is the agent for the installation services performance obligation and as such, the revenue and costs of these services are recorded net within Net sales in the Company’s Condensed Consolidated Statements of Comprehensive Income.

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

Revenue disaggregated by contract type has been provided in the table below:

	Three Months Ended	Nine Months Ended
(In millions)	March 2, 2019	March 2, 2019
Net Sales:
Single performance obligation
Product revenue	$524.5	$1,599.0
Multiple performance obligations
Product revenue	89.0	281.7
Service revenue	2.8	8.7
Other	2.7	6.8
Total	$619.0	$1,896.2

Revenue disaggregated by product type and reportable segment has been provided in the table below:

	Three Months Ended	Nine Months Ended
(In millions)	March 2, 2019	March 2, 2019
North American Furniture Solutions:
Systems	$127.5	$415.7
Seating	93.2	289.8
Freestanding and storage	73.5	226.8
Other	26.7	85.5
Total North American Furniture Solutions	$320.9	$1,017.8

ELA Furniture Solutions:
Systems	$26.8	$78.0
Seating	71.8	202.7
Freestanding and storage	14.5	38.7
Other	12.9	40.5
Total ELA Furniture Solutions	$126.0	$359.9

Specialty:
Systems	$1.2	$4.5
Seating	29.5	85.4
Freestanding and storage	17.9	55.5
Textiles	26.5	84.8
Other	1.0	4.8
Total Specialty	$76.1	$235.0

Consumer:
Seating	$59.2	$171.0
Freestanding and storage	15.2	49.2
Other	21.6	63.3
Total Consumer	$96.0	$283.5

Total	$619.0	$1,896.2

Refer to Note 16 of the Condensed Consolidated Financial Statements for further information related to our reportable segments.

Contract Assets and Contract Liabilities
The Company records contract assets and contract liabilities related to its revenue generating activities. Contract assets include certain receivables from customers that are unconditional as all performance obligations with respect to the contract with the customer have been completed. These amounts represent trade receivables and they are recorded within the caption “Accounts and notes receivable, net” in the Condensed Consolidated Balance Sheets. The payment terms for the Company's customers differs depending on the type of customer. For third-party dealers and commercial contract customers, standard credit terms apply. Sales transacted through the Company's direct to consumer channels are generally paid for by the customer at point of sale.
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

Contract liabilities represent deposits made by customers before the satisfaction of performance obligation(s) are complete and revenue is recognized. Upon completion of the performance obligation(s) that the Company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized. These customer deposits are included within the caption “Customer deposits” in the Condensed Consolidated Balance Sheets. During the three and nine months ended March 2, 2019, the Company recognized Net sales of $17.8 million and $26.6 million, respectively, related to customer deposits there were included in the balance sheet as of December 1, 2018 and June 2, 2018.

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

Nine United Denmark A/S
On June 7, 2018, Herman Miller Holdings Limited, a wholly owned subsidiary of the Company, acquired 33% of the outstanding equity of Nine United Denmark A/S, d/b/a HAY ("HAY”), a Copenhagen, Denmark-based, design leader in furniture and ancillary furnishings for residential and contract markets in Europe and Asia. The Company acquired its 33% ownership interest in HAY for approximately $65.5 million in cash. The entity is accounted for using the equity method of accounting as the Company has significant influence, but not control, over the entity.

The Company also acquired the rights to the HAY brand in North America under a long-term license agreement for approximately $4.8 million in cash. This licensing agreement is recorded as an amortizing intangible asset and is being amortized over its 15-year useful life. This asset is recorded within Other amortizable intangibles, net within the Condensed Consolidated Balance Sheets.

For the Hay equity method investment, the fair values assigned to the assets acquired were based on best estimates and assumptions as of the reporting date and the valuation analysis was completed in the third quarter of fiscal 2019 with no differences noted from the preliminary valuation.

Contract Furniture Dealerships
On July 31, 2017, the Company completed the sale of a wholly-owned contract furniture dealership in Vancouver, Canada for initial cash consideration of $2.0 million. A pre-tax gain of $1.1 million was recognized as a result of the sale within the caption Selling, general and administrative within the Condensed Consolidated Statements of Comprehensive Income.

5. Inventories, net

(In millions)	March 2, 2019	June 2, 2018
Finished goods	$147.1	$124.2
Raw materials	44.8	38.2
Total	$191.9	$162.4

Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories at our West Michigan manufacturing operations are valued using the last-in, first-out (LIFO) method, whereas inventories of certain other operations are valued using the first-in, first-out (FIFO) method.

6. Goodwill and Indefinite-lived Intangibles

Goodwill and other indefinite-lived intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following as of March 2, 2019 and June 2, 2018:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Intangible Assets
June 2, 2018	$304.1	$78.1	$382.2
Foreign currency translation adjustments	(0.1)	—	(0.1)
March 2, 2019	$304.0	$78.1	$382.1

7. Employee Benefit Plans

The following table summarizes the components of net periodic benefit costs for the Company's International defined benefit pension plan for the three and nine months ended:

	Three Months Ended		Nine Months Ended
(In millions)	March 2, 2019	March 3, 2018	March 2, 2019	March 3, 2018
Interest cost	$0.7	$0.8	$2.0	$2.5
Expected return on plan assets	(1.1)	(1.7)	(3.3)	(5.3)
Net amortization loss	0.7	1.3	2.0	3.9
Net periodic benefit cost	$0.3	$0.4	$0.7	$1.1

The Company retrospectively adopted ASU 2017-07 - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost on June 3, 2018. As the Company's pension and post retirement medical plans are frozen and not open to new plan participants, these plans no longer have a service component in net periodic benefit cost. Prior to adoption, the Company recorded net periodic benefit costs related to its defined benefit pension and post-retirement medical plans within Selling, general and administrative expenses. As a result of adoption, these costs are recorded within Other, net. The Company retrospectively reclassified $0.4 million and $1.2 million of net periodic benefit cost in the Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended March 3, 2018, respectively, from Selling, general and administrative to Other, net.

The Company made a voluntary contribution of $12.0 million to its International defined benefit pension plan in the nine month period ended March 3, 2018.

8. Earnings Per Share

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	March 2, 2019	March 3, 2018	March 2, 2019	March 3, 2018
Numerators:
Numerator for both basic and diluted EPS, Net earnings attributable to Herman Miller, Inc. - in millions	$39.2	$29.8	$114.5	$96.3

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	58,838,958	59,691,709	59,087,899	59,753,271
Potentially dilutive shares resulting from stock plans	288,300	670,375	360,395	620,943
Denominator for diluted EPS	59,127,258	60,362,084	59,448,294	60,374,214
Antidilutive equity awards not included in weighted-average common shares - diluted	401,811	101,763	211,097	381,446

9. Stock-Based Compensation

The following table summarizes the stock-based compensation expense and related income tax effect for the three and nine months ended:

	Three Months Ended		Nine Months Ended
(In millions)	March 2, 2019	March 3, 2018	March 2, 2019	March 3, 2018
Stock-based compensation expense	$2.2	$1.8	$7.2	$4.8
Related income tax effect	0.5	0.5	1.6	1.4

10. Income Taxes

The Company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its Condensed Consolidated Statement of Comprehensive Income. Interest and penalties recognized in the Company's Condensed Consolidated Statement of Comprehensive Income were negligible for the three and nine months ended March 2, 2019 and March 3, 2018.

The Company's recorded liability for potential interest and penalties related to uncertain tax benefits was:

(In millions)	March 2, 2019	June 2, 2018
Liability for interest and penalties	$1.0	$1.0

The components of the Company's unrecognized tax benefits are as follows:

(In millions)
Balance at June 2, 2018	$3.2
Increases related to current year income tax positions	0.3
Decreases related to settlements	(1.1)
Balance at March 2, 2019	$2.4

The balance of unrecognized tax benefits would impact the effective tax rate if recognized.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law in the United States. The effects of the Act included the reduction of the federal corporate income tax rate from 35% to 21% and a new participation exemption system of taxation on foreign earnings, among other provisions.

In accordance with Staff Accounting Bulletin 118, for the year ended June 2, 2018, the Company recorded a provisional tax benefit of $3.1 million from the impact of the Act. Subsequently, as the U.S. Treasury Department issued additional guidance, the Company recorded adjustments to the provisional tax benefit. During the third quarter of fiscal 2019, the Company completed its accounting for all the effects of the Act. Through the three month and nine month periods ended March 2, 2019, the Company recorded adjustments to the provisional amount to increase the income tax benefit from the Act by $1.8 million and $1.0 million, respectively.

The U.S. Treasury Department and the Internal Revenue Service is expected to continue issuing additional guidance related to the Act, which could have a material impact to the provision for income taxes. If applicable, the Company would recognize any adjustments in the provision for income taxes in the period additional guidance is issued.

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

For tax years beginning after December 31, 2017, the Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company will account for tax expense related to GILTI in the year the tax is incurred.

In determining the provision for income taxes for the three and nine month periods ended March 2, 2019, the Company used an estimated annual effective tax rate which was based on expected annual income and statutory tax rates across the various jurisdictions in which it operates, which included effects of the Act. The effective tax rates were 16.0% and 19.0%, respectively, for the three month periods ended March 2, 2019 and March 3, 2018. The effective tax rates were 19.6% and 27.3%, respectively, for the nine month periods ended March 2, 2019 and March 3, 2018. The year over year decrease in the effective tax rate for the three and nine months ended March 2, 2019 was the result of the Act. The effective tax rate for the three and nine months ended March 2, 2019 and March 3, 2018 is lower than the United States federal statutory rate due to the mix of earnings in taxing jurisdictions that had rates that were lower than the United States federal statutory rate, along with the research and development tax credit under the Protecting Americans from Tax Hikes ("PATH") Act of 2015.

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

(In millions)	March 2, 2019	June 2, 2018
Carrying value	$285.4	$285.8
Fair value	$288.1	$288.6

The following describes the methods the Company uses to estimate the fair value of financial assets and liabilities, which have not significantly changed in the current period:

Cash and cash equivalents — The Company invests excess cash in short term investments in the form of commercial paper and money market funds. Commercial paper is valued at amortized costs while money market funds are valued using net asset value ("NAV").

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

Other — The Company's contingent consideration liabilities and redeemable noncontrolling interests are deemed to be level 3 fair value measurements. Refer to Note 15 for further information regarding redeemable noncontrolling interests.

The following table sets forth financial assets and liabilities measured at fair value through net income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of March 2, 2019 and June 2, 2018.

(In millions)	March 2, 2019			June 2, 2018
Financial Assets	NAV	Quoted Prices with Other Observable Inputs (Level 2)	Management Estimate (Level 3)	NAV	Quoted Prices with Other Observable Inputs (Level 2)	Management Estimate (Level 3)
Cash equivalents:
Money market funds	$31.0	$—	$—	$121.0	$—	$—
Mutual funds - equity	—	0.9	—	—	0.9	—
Foreign currency forward contracts	—	0.7	—	—	0.4	—
Deferred compensation plan	—	15.9	—	—	15.1	—
Total	$31.0	$17.5	$—	$121.0	$16.4	$—

Financial Liabilities
Foreign currency forward contracts	$—	$0.3	$—	$—	$0.3	$—
Contingent consideration	—	—	0.4	—	—	0.5
Total	$—	$0.3	$0.4	$—	$0.3	$0.5

The following table sets forth financial assets measured at fair value through other comprehensive income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of March 2, 2019 and June 2, 2018.

(In millions)	March 2, 2019		June 2, 2018
Financial Assets	Quoted Prices with Other Observable Inputs (Level 2)	Management Estimate (Level 3)	Quoted Prices with Other Observable Inputs (Level 2)	Management Estimate (Level 3)
Mutual funds - fixed income	$8.0	$—	$7.7	$—
Interest rate swap agreement	10.0	—	15.0	—
Total	$18.0	$—	$22.7	$—

The table below presents a reconciliation for liabilities measured at fair value using significant unobservable inputs (Level 3) for the nine months ended (in millions).

Contingent Consideration	March 2, 2019	March 3, 2018
Beginning balance	$0.5	$0.5
Net realized losses (gains)	—	—
Payments	(0.1)	(0.1)
Ending balance	$0.4	$0.4

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

The following is a summary of the carrying and market values of the Company's fixed income mutual funds and equity mutual funds as of the respective dates:

	March 2, 2019			June 2, 2018
(In millions)	Cost	Unrealized Gain/(Loss)	Market Value	Cost	Unrealized Gain/(Loss)	Market Value
Mutual funds - fixed income	$8.0	$—	$8.0	$7.8	$(0.1)	$7.7
Mutual funds - equity	0.9	—	0.9	0.7	0.2	0.9
Total	$8.9	$—	$8.9	$8.5	$0.1	$8.6

The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in the Condensed Consolidated Statements of Comprehensive Income within "Other, net".

The Company reviews its investment portfolio for any unrealized losses that would be deemed other-than-temporary and requires the recognition of an impairment loss in earnings. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than its cost, the Company's intent to hold the investment, and whether it is more likely than not that the Company will be required to sell the investment before recovery of the cost basis. The Company also considers the type of security, related industry and sector performance, and published investment ratings. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If conditions within individual markets, industry segments, or macro-economic environments deteriorate, the Company could incur future impairments.

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

The interest rate swaps were designated cash flow hedges at inception and remain an effective accounting hedge as of March 2, 2019. Since a designated derivative meets hedge accounting criteria, the fair value of the hedge is recorded in the Consolidated Statement of Stockholders’ Equity as a component of Accumulated other comprehensive loss, net of tax. The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings. The interest rate swap agreements are assessed for hedge effectiveness on a quarterly basis.

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

As of March 2, 2019, the fair value of the Company’s two outstanding interest rate swap agreements, which are designated cash flow hedges, was an asset of $10.0 million. The asset fair value was recorded within Other noncurrent assets within the Condensed Consolidated Balance Sheets. Recorded within Other comprehensive loss, net of tax, for the effective portion of the Company's designated cash flow hedges was a net unrealized loss of $4.4 million and a net unrealized gain of $5.9 million for the three months ended March 2, 2019 and March 3, 2018, respectively. Recorded within Other comprehensive loss, net of tax, for the effective portion of the Company's designated cash flow hedges was a net unrealized loss of $3.9 million and a net unrealized gain of $6.9 million for the nine months ended March 2, 2019 and March 3, 2018, respectively.

There were no gains or losses recognized against earnings for hedge ineffectiveness for the three and nine month periods ended March 2, 2019 and March 3, 2018, respectively. The losses reclassified from Accumulated other comprehensive loss into earnings were $0.2 million and zero for three month periods ended March 2, 2019 and March 3, 2018, respectively. The losses reclassified from Accumulated other comprehensive loss into earnings were $0.3 million and zero for the nine month periods ended March 2, 2019 and March 3, 2018. The net of tax amount expected to be reclassified out of Accumulated other comprehensive loss into earnings during the next twelve months is a $2.0 million gain.

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

	Three Months Ended		Nine Months Ended
(In millions)	March 2, 2019	March 3, 2018	March 2, 2019	March 3, 2018
Accrual Balance — beginning	$52.4	$53.3	$51.5	$47.7
Accrual for product-related matters	4.6	4.2	15.3	19.2
Settlements and adjustments	(4.5)	(4.6)	(14.3)	(14.0)
Accrual Balance — ending	$52.5	$52.9	$52.5	$52.9

Guarantees
The Company is periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies. However, the Company is ultimately liable for claims that may occur against them. As of March 2, 2019, the Company had a maximum financial exposure related to performance bonds totaling approximately $6.4 million. The Company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The Company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's financial statements. Accordingly, no liability has been recorded in respect to these bonds as of either March 2, 2019 or June 2, 2018.

The Company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of March 2, 2019, the Company had a maximum financial exposure from these standby letters of credit totaling approximately $10.0 million, all of which is considered usage against the Company's revolving line of credit. The Company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements, and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's financial statements. Accordingly, no liability has been recorded in respect of these arrangements as of March 2, 2019 and June 2, 2018.

Contingencies
The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements.

The Company is a party to options, that if exercised, would require the Company to purchase an additional 33% of the equity in HAY at fair market value. These options may be exercised during a period commencing from the third quarter of fiscal 2020 and ending in fiscal 2024.

13. Debt

Long-term debt as of March 2, 2019 and June 2, 2018 consisted of the following obligations:

(In millions)	March 2, 2019	June 2, 2018
Debt securities, due March 1, 2021	$50.0	$50.0
Syndicated revolving line of credit, due September 2021	225.0	225.0
Construction-Type Lease	6.9	7.0
Supplier financing program	3.5	3.8
Total debt	$285.4	$285.8
Less: Current debt	(3.5)	(10.8)
Long-term debt	$281.9	$275.0

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

As of March 2, 2019, the total debt outstanding related to borrowings under the syndicated revolving line of credit was $225.0 million. Available borrowings against this facility were $165.0 million due to $10.0 million related to outstanding letters of credit. As of June 2, 2018, total debt outstanding related to borrowings under the syndicated revolving line of credit was $225.0 million and available borrowings were $166.8 million due to $8.2 million of outstanding letters of credit.

Supplier Financing Program
The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations from the Company. Under this program, participating suppliers may finance payment obligations of the Company, prior to their scheduled due dates, at a discounted price to the third-party financial institution.

The Company has lengthened the payment terms for certain suppliers that have chosen to participate in the program. As a result, certain amounts due to suppliers have payment terms that are longer than standard industry practice and as such, these amounts have been excluded from the caption “Accounts payable” in the Condensed Consolidated Balance Sheets as the amounts have been accounted for by the Company as a current debt obligation. Accordingly, $3.5 million and $3.8 million have been recorded within the caption “Other accrued liabilities” for the periods ended March 2, 2019 and June 2, 2018, respectively.

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

During the first quarter of fiscal 2019, the construction was substantially completed, and the property was placed in service. As a result, the Company began depreciating the assets over their estimated useful lives. The Company also reclassified the related financing liability to Long-term debt. Additionally, the Company began allocating its monthly lease payments between land rent, which is recorded as an operating lease expense, interest expense and the reduction of the related lease obligation. The imputed interest rate on the financing liability is 2.9%, the Company's incremental borrowing rate. The carrying value of the building and the related financing liability were $6.8 million and $6.9 million at March 2, 2019, respectively. The carrying value of the building and the related financing liability were both $7.0 million at June 2, 2018.

14. Accumulated Other Comprehensive Loss

The following table provides an analysis of the changes in accumulated other comprehensive loss for the nine months ended March 2, 2019 and March 3, 2018:

(In millions)	Cumulative Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Unrealized Gains on Available-for-sale Securities	Interest Rate Swap Agreement	Accumulated Other Comprehensive Loss
Balance at June 3, 2017	$(36.8)	$(47.6)	$0.1	$2.1	$(82.2)
Other comprehensive income before reclassifications	6.3	—	—	6.9	13.2
Reclassification from accumulated other comprehensive loss - Other, net	—	3.2	—	—	3.2
Tax benefit	—	(0.6)	—	—	(0.6)
Net reclassifications	—	2.6	—	—	2.6
Net current period other comprehensive income	6.3	2.6	—	6.9	15.8
Balance at March 3, 2018	$(30.5)	(45.0)	$0.1	$9.0	$(66.4)

Balance at June 2, 2018	$(34.1)	$(37.2)	$0.1	$9.9	$(61.3)
Cumulative effect of accounting change	—	—	(0.1)	1.5	1.4
Other comprehensive loss before reclassifications	(4.4)	—	—	(4.2)	(8.6)
Reclassification from accumulated other comprehensive loss - Other, net	—	2.0	—	0.3	2.3
Tax benefit	—	(0.3)	—	—	(0.3)
Net reclassifications	—	1.7	—	0.3	2.0
Net current period other comprehensive income	(4.4)	1.7	—	(3.9)	(6.6)
Balance at March 2, 2019	$(38.5)	$(35.5)	$—	$7.5	$(66.5)

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

Changes in the Company’s redeemable noncontrolling interests for the nine months ended March 2, 2019 and March 3, 2018 are as follows:

(In millions)	March 2, 2019	March 3, 2018
Beginning Balance	$30.5	$24.6
Purchase of redeemable noncontrolling interests	(10.1)	(1.0)
Net income attributable to redeemable noncontrolling interests	0.1	0.2
Exercised options	0.2	—
Redemption value adjustment	—	0.5
Ending Balance	$20.7	$24.3

16. Operating Segments

The Company's reportable segments consist of North American Furniture Solutions, ELA Furniture Solutions, Specialty and Consumer. The North American Furniture Solutions segment includes the operations associated with the design, manufacture and sale of furniture products for work-related settings, including office, education and healthcare environments, throughout the United States and Canada. The business associated with the Company's owned contract furniture dealers is also included in the North American Furniture Solutions segment. The ELA Furniture Solutions segment includes the operations associated with the design, manufacture, and sale of furniture products, primarily for work-related settings, in the EMEA, Latin America and Asia-Pacific geographic regions. The Specialty segment includes the operations associated with the design, manufacture, and sale of high-craft furniture products and textiles including Geiger wood products, Maharam textiles, Nemschoff and Herman Miller Collection products. The Consumer segment includes operations associated with the sale of modern design furnishings and accessories to third-party retail distributors, through contract channels, as well as direct to consumer sales through eCommerce and Design Within Reach and HAY retail studios and outlets.

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

Subsequent to the end of the third quarter of fiscal 2019, on March 12, 2019, the Company announced certain changes to its business leadership and internal reporting structure that may impact its reportable segments starting in the fourth quarter of fiscal 2019. The Company is in the process of evaluating the impact of these changes on its reportable operating segments and goodwill reporting units.

The following is a summary of certain key financial measures for the respective fiscal periods indicated:

	Three Months Ended		Nine Months Ended
(In millions)	March 2, 2019	March 3, 2018	March 2, 2019	March 3, 2018
Net Sales:
North American Furniture Solutions	$320.9	$316.4	$1,017.8	$975.3
ELA Furniture Solutions	126.0	102.6	359.9	309.0
Specialty	76.1	72.6	235.0	222.2
Consumer	96.0	86.8	283.5	256.7
Total	$619.0	$578.4	$1,896.2	$1,763.2

Operating Earnings (Loss):
North American Furniture Solutions	$37.4	$37.8	$128.7	$131.6
ELA Furniture Solutions	16.3	7.6	40.7	27.3
Specialty	2.8	2.0	10.8	5.7
Consumer	2.3	4.2	6.3	5.5
Corporate	(11.0)	(12.9)	(39.6)	(31.5)
Total	$47.8	$38.7	$146.9	$138.6

(In millions)	March 2, 2019	June 2, 2018
Total Assets:
North American Furniture Solutions	$512.2	$488.7
ELA Furniture Solutions	372.3	283.4
Specialty	201.6	188.7
Consumer	310.8	291.2
Corporate	132.3	227.5
Total	$1,529.2	$1,479.5

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

In the third quarter of fiscal 2019, the Company recognized restructuring expenses of $0.3 million related to the consolidation of certain facilities in China and the United Kingdom that were announced in the fourth quarter of fiscal 2018. In the first nine months of fiscal 2019, the Company recognized restructuring and impairment expenses of $1.7 million related to the facilities consolidation plan, comprised primarily of $0.8 million related to an asset impairment recorded against the office building in the United Kingdom that is being vacated and $0.7 million from the consolidation of the Company's manufacturing facilities in China. As the United Kingdom office building and related assets meet the criteria to be designated as assets held for sale, the carrying value of these assets have been classified as current assets and included within "Prepaid expenses and other" in the Condensed Consolidated Balance Sheets for the period ended March 2, 2019. The carrying amount of the assets held for sale was approximately $5.0 million as of March 2, 2019.

To date, the Company has recognized $5.6 million of restructuring costs related to the ELA facilities consolidation plan. The Company expects the ELA facilities consolidations to be completed by the first quarter of fiscal 2020. It is currently contemplated that this plan will incur an additional estimated $2 million of future restructuring charges.

The following table provides an analysis of the changes in ELA segment restructuring costs reserve for the nine months ended March 2, 2019:

(In millions)	Severance and Employee-Related	Impairment of Property and Equipment	Exit or Disposal Activities	Total
Beginning Balance	$—	$—	$—	$—
Restructuring Costs	0.2	0.8	0.7	1.7
Amounts Paid	(0.1)	—	(0.7)	(0.8)
Charges Against Assets	—	(0.8)	—	(0.8)
Ending Balance	$0.1	$—	$—	$0.1

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

The following table provides an analysis of the changes in North America Contract segment restructuring costs reserve for the nine months ended March 3, 2018:

(In millions)
Beginning Balance	$2.4
Restructuring Costs	1.9
Amounts Paid	(4.0)
Ending Balance	$0.3

18. Variable Interest Entities

The Company has long-term notes receivable with certain of its third-party owned dealers that are deemed to be variable interests in variable interest entities. The carrying value of these long-term notes receivable was $3.6 million and $2.5 million as of March 2, 2019 and June 2, 2018, respectively, and represents the Company’s maximum exposure to loss. The Company is not deemed to be the primary beneficiary for any of these variable interest entities as each entity controls the activities that most significantly impact the entity’s economic performance, including sales, marketing, and operations.

19. Subsequent Event

Subsequent to the end of the third quarter of fiscal 2019, on March 28, 2019, the Company announced a limited early retirement program available to select U.S. based employees. Employees must apply for the program and most approved retirements will occur within the fourth quarter of fiscal 2019, with payments occurring within the first half of fiscal 2020. Until it is determined which employees will participate in the early retirement program, the Company is unable to estimate the expected impacted to its Consolidated Financial Statements.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
Three and Nine Months Ended March 2, 2019
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
Business Overview

The Company researches, designs, manufactures, sells, and distributes furnishings and accessories, for use in various environments including office, healthcare, educational, and residential settings, and provides related services that support companies all over the world. The Company's products are sold primarily through independent contract office furniture dealers as well as the following channels: owned contract office furniture dealers, direct customer sales, independent retailers, owned retail studios, direct-mail catalogs and the Company's e-commerce platforms. The following is a summary of the results from continuing operations for the three months ended March 2, 2019:

•
Net sales were $619.0 million and orders were $610.7 million, representing an increase of 7.0% and 8.4%, respectively, when compared to the same quarter of the prior year. The increase in net sales was driven primarily by strong performance within the ELA and Consumer segments, as well as a reclassification related to the adoption of the new revenue recognition standard (ASC 606). On an organic basis, net sales were $624.4 million(*) and orders were $615.1 million, representing an increase of 6.3%(*) and 7.6%, respectively, when compared to the same quarter of the prior year.

•
Gross margin was 35.7% as compared to 35.6% for the same quarter of the prior year. Excluding the reclassification impact of adopting ASC 606, gross margin improved by 70-basis points compared to the same quarter last year.

•
Operating expenses increased by $6.1 million or 3.7% as compared to the same quarter of the prior year. Operating expenses included special charges, totaling $0.5 million, related mainly to costs associated with the CEO transition and external consulting fees associated with the Company's profit enhancement initiatives. Operating expenses also included restructuring costs of $0.3 million related to the consolidation of certain facilities in China and the United Kingdom that were announced in the fourth quarter of fiscal 2018.

•
The effective tax rate was 16.0% compared to 19.0% for the same quarter of the prior year. The rate in the current quarter included the final adjustment related to recognizing the impact of the U.S. Tax Cuts and Jobs Act.

•
Diluted earnings per share increased $0.17 to $0.66, a 35% increase as compared to the prior year. Excluding the impact of restructuring expenses, other special charges and the final adjustment related to the adoption U.S. tax reform, adjusted diluted earnings per share were $0.64(*), a 28.0% increase as compared to the prior year.

•	The Company declared cash dividends of $0.1975 per share compared to $0.1800 per share in the same quarter of the prior year.

The following summary includes the Company's view on the economic environment in which it operates:

•	North America remains generally conducive to continued growth due to recent positive industry order trends as reported by BIFMA, GDP growth, service sector employment and architectural billings.

•
The Company is monitoring the resolution of trade policy negotiations between the U.S. and key trading partners as well as the ongoing negotiations concerning the U.K. referendum to exit the European Union.

•
The Company is also closely monitoring the potential impact of global tariffs. The recent second deferral of the potential 25% tariff rate on goods imported by the Company and its suppliers from China appear to have reduced near-term tariff pressures.

•
The Company continues to believe that its profit optimization initiatives and January 2019 price increase will fully offset the current level of tariffs imposed on imports from China. Further contingency plans in the area of strategic sourcing are being evaluated should the tariff situation intensify.

The remaining sections within Item 2 include additional analysis of the three and nine months ended March 2, 2019, including discussion of significant variances compared to the prior year periods.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

Reconciliation of Non-GAAP Financial Measures

This report contains references to Organic net sales and Adjusted earnings per share - diluted, which are non-GAAP financial measures. Organic Growth (Decline) represents the change in Net sales, excluding currency translation effects, the impact of the reclassification of certain pricing elements from Net sales to Cost of sales related to the new revenue recognition standard (ASC 606) and the impact of acquisitions, divestitures and changes in shipping terms. Adjusted earnings per share - diluted represents reported diluted earnings per share excluding income tax adjustments related to adoption of U.S. Tax Reform, inventory step up on HAY equity method investment, restructuring and impairment expenses, and other special charges, including related taxes. Special charges include incremental costs related to the CEO transition and third-party consulting costs related to the Company's profit enhancement initiatives.

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

The following table reconciles Net sales to Organic net sales for the periods ended as indicated below:

	Three Months Ended					Three Months Ended
	3/2/19					3/3/18
	North America	ELA	Specialty	Consumer	Total	North America	ELA	Specialty	Consumer	Total
Net Sales, as reported	$320.9	$126.0	$76.1	$96.0	$619.0	$316.4	$102.6	$72.6	$86.8	$578.4
% change from PY	1.4%	22.8%	4.8%	10.6%	7.0%

Proforma Adjustments
Currency Translation Effects (1)	1.3	4.0	—	0.1	5.4	—	—	—	—	—
Impact of Reclassification Related to New Revenue Recognition Standard	—	—	—	—	—	5.9	2.6	0.7	—	9.2
Organic net sales	$322.2	$130.0	$76.1	$96.1	$624.4	$322.3	$105.2	$73.3	$86.8	$587.6
% change from PY	—%	23.6%	3.8%	10.7%	6.3%

	Nine Months Ended					Nine Months Ended
	3/2/19					3/3/18
	North America	ELA	Specialty	Consumer	Total	North America	ELA	Specialty	Consumer	Total
Net Sales, as reported	$1,017.8	$359.9	$235.0	$283.5	$1,896.2	$975.3	$309.0	$222.2	$256.7	$1,763.2
% change from PY	4.4%	16.5%	5.8%	10.4%	7.5%

Proforma Adjustments
Dealer Divestitures	—	—	—	—	—	(0.8)	—	—	—	(0.8)
Currency Translation Effects (1)	2.8	8.0	0.1	0.2	11.1	—	—	—	—	—
Impact of Reclassification Related to New Revenue Recognition Standard	—	—	—	—	—	15.8	8.1	1.9	—	25.8
Impact of change in DWR shipping terms	—	—	—	—	—	—	—	—	(5.0)	(5.0)
Organic net sales	$1,020.6	$367.9	$235.1	$283.7	$1,907.3	$990.3	$317.1	$224.1	$251.7	$1,783.2
% change from PY	3.1%	16.0%	4.9%	12.7%	7.0%
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period

The following table reconciles Earnings per share - diluted to Adjusted earnings per share - diluted for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	3/2/19	3/3/18	3/2/19	3/3/18
Earnings per Share - Diluted	$0.66	$0.49	$1.92	$1.60

Add: Adjustments Related to Adoption of U.S. Tax Cuts and Jobs Act	(0.03)	(0.04)	(0.02)	(0.04)
Add: Inventory step up on HAY equity method investment, after tax	—	—	0.01	—
Add: Special charges, after tax	0.01	0.05	0.15	0.06
Add: Restructuring and impairment expenses, after tax	—	—	0.03	0.02
Adjusted Earnings per Share - Diluted	$0.64	$0.50	$2.09	$1.64

Weighted Average Shares Outstanding (used for Calculating Adjusted Earnings per Share) – Diluted	59,127,258	60,362,084	59,448,294	60,374,214

Analysis of Results for Three and Nine Months

The following table presents certain key highlights from the results of operations for the periods indicated.

(In millions, except per share data)	Three Months Ended			Nine Months Ended
	March 2, 2019	March 3, 2018	Percent Change	March 2, 2019	March 3, 2018	Percent Change
Net sales	$619.0	$578.4	7.0%	$1,896.2	$1,763.2	7.5%
Cost of sales	398.0	372.6	6.8%	1,214.5	1,118.5	8.6%
Gross margin	221.0	205.8	7.4%	681.7	644.7	5.7%
Operating expenses	172.9	167.1	3.5%	533.1	504.2	5.7%
Restructuring expenses	0.3	—	N/A	1.7	1.9	(10.5)%
Total operating expenses	173.2	167.1	3.7%	534.8	506.1	5.7%
Operating earnings	47.8	38.7	23.5%	146.9	138.6	6.0%
Other expenses, net	2.2	2.5	(12.0)%	7.8	8.9	(12.4)%
Earnings before income taxes and equity income	45.6	36.2	26.0%	139.1	129.7	7.2%
Income tax expense	7.3	6.9	5.8%	27.3	35.4	(22.9)%
Equity income from nonconsolidated affiliates, net of tax	1.0	0.7	42.9%	2.8	2.2	27.3%
Net earnings	39.3	30.0	31.0%	114.6	96.5	18.8%
Net earnings attributable to noncontrolling interests	0.1	0.2	(50.0)%	0.1	0.2	(50.0)%
Net earnings attributable to Herman Miller, Inc.	$39.2	$29.8	31.5%	$114.5	$96.3	18.9%

Earnings per share — diluted	0.66	0.49	34.7%	1.92	1.60	20.0%
Orders	610.7	563.2	8.4%	1,943.9	1,787.4	8.8%
Backlog	387.8	341.7	13.5%

The following table presents, for the periods indicated, select components of the Company's Condensed Consolidated Statements of Comprehensive Income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	March 2, 2019	March 3, 2018	March 2, 2019	March 3, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.3	64.4	64.0	63.4
Gross margin	35.7	35.6	36.0	36.6
Operating expenses	27.9	28.9	28.1	28.6
Restructuring expenses	—	—	0.1	0.1
Total operating expenses	28.0	28.9	28.2	28.7
Operating earnings	7.7	6.7	7.7	7.9
Other expenses, net	0.4	0.4	0.4	0.5
Earnings before income taxes and equity income	7.4	6.3	7.3	7.4
Income tax expense	1.2	1.2	1.4	2.0
Equity income from nonconsolidated affiliates, net of tax	0.2	0.1	0.1	0.1
Net earnings	6.3	5.2	6.0	5.5
Net earnings attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to Herman Miller, Inc.	6.3	5.2	6.0	5.5

Consolidated Sales

The following charts present graphically the primary drivers of the year-over-year change in Net sales for the three and nine months ended March 2, 2019. The amounts presented in the bar graphs are expressed in millions and have been rounded to eliminate decimals.

Consolidated Net sales increased $40.6 million or 7.0% in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018. The following items contributed to the change:

•
Increased sales volumes within the ELA segment of approximately $26 million which were driven primarily by broad-based growth across the Asia Pacific, Latin America, Middle East and Mainland Europe regions.

•
Adoption of ASC 606 - Revenue from Contracts with Customers at the beginning of fiscal 2019 led to the reclassification of certain pricing elements from Net sales to Cost of sales, which resulted in an increase in Net sales of $9.3 million compared to the same period of the prior year in which revenue was recorded under previous accounting rules.

•
Increased sales volumes within the Consumer segment of approximately $9 million which were driven primarily by growth across the DWR contract and e-commerce channels, as well as the introduction of HAY products.

•	Increased sales volumes within the Specialty segment of approximately $4 million which were driven primarily by growth within the Herman Miller Collection, Maharam and Nemschoff businesses.

•	Incremental list price increases, net of deeper contract price discounting, of approximately $1 million.

•	Lower sales volumes within the North American segment of approximately $3 million due partially to impacts related to the U.S. government shutdown in the current period.

•	Foreign currency translation had a negative impact on net sales of approximately $5 million.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

Consolidated net sales increased $133.0 million or 7.5% in the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018. The following items led to the change:

•	Increased sales volumes within the ELA segment of approximately $51 million which were driven by broad-based growth across all regions.

•	Increased sales volumes within the North American segment of approximately $30 million due to increased demand.

•
Adoption of ASC 606 - Revenue from Contracts with Customers at the beginning of fiscal 2019 led to the reclassification of certain pricing elements from Net sales to Cost of sales, which resulted in an increase in Net sales of $28.9 million compared to the same period of the prior year in which revenue was recorded under previous accounting rules.

•
Increased sales volumes within the Consumer segment of approximately $24 million which were driven primarily by the introduction of HAY products and growth across the DWR studio, e-commerce, and contract channels.

•	Increased sales volumes within the Specialty segment of approximately $12 million which were driven primarily by growth within the Herman Miller Collection, Maharam and Nemschoff businesses.

•	Foreign currency translation had a negative impact on net sales of approximately $11 million.

Consolidated Gross Margin

Consolidated gross margin was 35.7% for the three month period ended March 2, 2019 as compared to 35.6% for the same quarter of the prior fiscal year. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:

•	Profit optimization initiatives increased gross margin by approximately 50 basis points as compared to last fiscal year.

•
Lower material costs within the North American segment, due primarily to reduced outsourcing, and the ELA segment, due primarily to channel mix, increased gross margin by approximately 50 basis points as compared to last fiscal year.

•
The adoption of the new revenue recognition standard (ASC 606) at the beginning of fiscal 2019 decreased gross margin by approximately 60 basis points. This adoption requires recording certain product pricing elements as expenses within cost of goods sold that were previously classified on a net basis within sales. This reclassification lowers gross margin percentage but has no impact on gross margin dollars.

•	Higher commodity costs and the impact of tariffs on Chinese imports drove an unfavorable impact of approximately 30 basis points relative to the prior year period.

Consolidated gross margin was 36.0% for the nine month period ended March 2, 2019 as compared to 36.6% for the same period of the prior fiscal year. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:

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

•	Higher commodity costs and the impact of tariffs on Chinese imports drove an unfavorable impact of approximately 30 basis points relative to the prior year period.

•
Lower material costs within the North American segment, due primarily to reduced outsourcing, and the ELA segment, due primarily to channel mix, increased gross margin by approximately 40 basis points as compared to last fiscal period.

•	The remaining items contributing to the decrease in gross margin related primarily to increased overhead costs associated with depreciation and medical benefits.

Operating Expenses and Operating Earnings

The following chart presents graphically the primary drivers of the year-over-year change in operating expenses for the three and nine months ended March 2, 2019. The amounts presented in the bar graphs are expressed in millions and have been rounded to eliminate decimals.
Consolidated operating expenses increased by $6.1 million or 3.7% in the third quarter of fiscal 2019 compared to the prior year period. The following factors contributed to the change:

•	Compensation and benefit costs increased by approximately $2 million due mainly to employee headcount and wage increases.

•	Incremental spend of approximately $2 million related to the marketing, e-commerce, and studios associated with the launch of the HAY brand in North America.

•	Higher IT related expenses increased operating expenses by roughly $1 million.

•
Higher employee incentive costs increased operating expenses by approximately $1 million. The increase reflects higher incentive compensation costs that are variable based on the achievement of earnings levels for the fiscal year relative to plan.

•	Sales volume based costs, such as sales commissions and royalties, of approximately $1 million.

•	Depreciation expense increased by approximately $1 million and was driven primarily by capital investment in facilities and IT systems.

•	Special charges decreased by approximately $3 million, primarily as a result of lower third-party consulting fees related to the Company's profit optimization initiatives.

•	The rest of the increase in operating expenses was driven mainly by incremental marketing, studio, and warranty expenses.

Consolidated operating expenses increased by $28.7 million or 5.7% in the first nine months of fiscal 2019 compared to the prior year period. The following factors contributed to the change:

•	Compensation and benefit costs increased by approximately $6 million due mainly to employee headcount and wage increases.

•
Special charges, primarily associated with the planned CEO transition and consulting fees related to the Company's profit optimization initiatives increased operating expenses by approximately $6 million.

•	Depreciation expense increased by approximately $5 million and was driven primarily by investment in facilities and IT systems.

•	Marketing expenses increased by roughly $4 million due primarily to the sales initiatives within the North American segment.

•	Higher IT related expenses of approximately $3 million.

•	Incremental spend of approximately $3 million related to the marketing, e-commerce, and studios associated with the launch of the HAY brand in North America.

•	Warranty costs were approximately $3 million lower due to specific reserves incurred in the same period of the prior year that did not recur in the current nine month period.

•	The rest of the increase in operating expenses was driven mainly by incremental incentive compensation, studio costs, and legal expenses.

Operating earnings for the three and nine month periods ended March 2, 2019 were $47.8 million or 7.7% of sales and $146.9 million or 7.7% of sales, respectively. This compares to $38.7 million or 6.7% of sales and $138.6 million or 7.9% of sales for the respective periods during last fiscal year.

Other Income/Expense

During the three months ended March 2, 2019, net other expense was $2.2 million, a decrease of $0.3 million compared to the same period in the prior year. This decrease resulted mainly from lower interest expense on outstanding debt, combined with greater investment gains associated with the Company's deferred compensation plan in the current quarter relative to investment gains recorded in the prior fiscal year, partially offset by lower interest income.

During the nine months ended March 2, 2019, net other expense was $7.8 million, a decrease of $1.1 million compared to the same period in the prior year. This decrease resulted mainly from lower interest expense on outstanding debt and lower net periodic benefit costs related to the Company's defined benefit pension and post-retirement medical plans, offset by lower investment gains associated with the Company's deferred compensation plan in the current year relative to those recorded in the prior fiscal year.

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law in the United States. The effects of the Act included the reduction of the federal corporate income tax rate from 35% to 21% and a new participation exemption system of taxation on foreign earnings, among other provisions.

The Company has completed its accounting for all the effects of the Act in accordance with SAB 118. Provisional estimates were updated to completed amounts for the one-time U.S. tax liability on certain undistributed foreign earnings and remeasurement of net deferred tax liabilities. See Note 10 of the Consolidated Financial Statements for additional information.

The effective tax rates were 16.0% and 19.0%, respectively, for the three month periods ended March 2, 2019 and March 3, 2018. The effective tax rates were 19.6% and 27.3%, respectively, for the nine month periods ended March 2, 2019 and March 3, 2018. The year over year decrease in the effective tax rate for the three and nine months ended March 2, 2019 was the result of the Act. The effective tax rate for the three and nine months ended March 2, 2019 and March 3, 2018 is lower than the United States federal statutory rate due to the mix of earnings in taxing jurisdictions that had rates that were lower than the United States federal statutory rate, along with the research and development tax credit under the Protecting Americans from Tax Hikes ("PATH") Act of 2015.

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

•
Consumer — Includes operations associated with the sale of modern design furnishings and accessories to third-party retail distributors, through contract channels, as well as direct-to-consumer sales through eCommerce and DWR and HAY retail studios and outlets.

•
Corporate — Consists primarily of unallocated expenses related to general corporate functions, including, but not limited to, certain legal, executive, corporate finance, information technology, administrative and acquisition-related costs.

The charts below present the relative mix of Net sales and operating earnings across the Company's reportable segments during the three and nine month periods ended March 2, 2019. This is followed by a discussion of the Company's results, by reportable segment.

North American Furniture Solutions ("North America")

	Three Months Ended			Nine Months Ended
	March 2, 2019	March 3, 2018	Change	March 2, 2019	March 3, 2018	Change
Net sales	$320.9	$316.4	$4.5	$1,017.8	$975.3	$42.5
Gross margin	108.4	105.8	2.6	346.3	341.3	5.0
Gross margin %	33.8%	33.4%	0.4%	34.0%	35.0%	(1.0)%
Operating earnings	37.4	37.8	(0.4)	128.7	131.6	(2.9)
Operating earnings %	11.7%	11.9%	(0.2)%	12.6%	13.5%	(0.9)%

For the three month comparative period, Net sales increased 1.4%, or 0.0%(*) on an organic basis, over the prior year period due to:

•
The adoption of ASC 606 - Revenue from Contracts with Customers at the beginning of fiscal 2019 which led to the reclassification of $5.1 million of certain pricing elements from net sales to cost of sales; and

•	Lower contract price discounting, combined with incremental list price increases, of approximately $3 million; partially offset by

•	Lower sales volumes within the North American segment of approximately $3 million due partially to impacts related to the U.S. government shutdown in the current period.

For the three month comparative period, Operating earnings decreased $0.4 million, or 1.1%, over the prior year period due to:

•	Increased operating expenses of $3 million driven primarily by increased compensation and benefit costs, warranty expense, and IT costs; offset by

•	Increased gross margin of $2.6 million and increased gross margin percentage of 40 basis points due mainly to profit optimization and lower discounting, partially offset by the adoption of ASC 606.

For the nine month comparative period, Net sales increased 4.4%, or 3.1%(*) on an organic basis, over the prior year period due to:

•	Increased sales volumes within the North American segment of approximately $30 million due to increased demand; and

•
The adoption of ASC 606 - Revenue from Contracts with Customers at the beginning of fiscal 2019 which led to the reclassification of $17.2 million of certain pricing elements from net sales to cost of sales; partially offset by

•	Deeper contract price discounting, net of incremental list price increases, of roughly $1 million; and

•	The impact of foreign currency translation which decreased sales by roughly $3 million.

For the nine month comparative period, Operating earnings decreased $2.9 million, or 2.2%, over the prior year period due to:

•	Increased operating expenses of $7.9 million driven primarily by increased depreciation expense, marketing costs, and increased compensation and benefit costs; offset by

•
Increased gross margin of $5.0 million due to the increased sales volumes and decreased gross margin percentage of 100 basis points due mainly to the adoption of ASC 606 and higher commodity and tariffs costs, partially offset by profit optimization initiatives.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

ELA Furniture Solutions ("ELA")

	Three Months Ended			Nine Months Ended
	March 2, 2019	March 3, 2018	Change	March 2, 2019	March 3, 2018	Change
Net sales	$126.0	$102.6	$23.4	$359.9	$309.0	$50.9
Gross margin	42.1	33.2	8.9	119.9	103.3	16.6
Gross margin %	33.4%	32.4%	1.0%	33.3%	33.4%	(0.1)%
Operating earnings	16.3	7.6	8.7	40.7	27.3	13.4
Operating earnings %	12.9%	7.4%	5.5%	11.3%	8.8%	2.5%

For the three month comparative period, Net sales increased 22.8%, or 23.6%(*) on an organic basis, over the prior year period due to:

•
Increased sales volumes within the ELA segment of approximately $26 million which were driven primarily by broad-based growth across the Asia Pacific, Latin America, Middle East, and Mainland Europe regions; and

•
The adoption of ASC 606 - Revenue from Contracts with Customers at the beginning of fiscal 2019 which led to the reclassification of $3.5 million of certain pricing elements from net sales to cost of sales; offset by

•	The impact of foreign currency translation which decreased sales by roughly $4 million; and

•	Deeper contract price discounting, net of incremental list price increases, decreased sales by approximately $2 million.

For the three month comparative period, Operating earnings increased $8.7 million, or 114.5%, over the prior year period due to:

•
Increased gross margin of $8.9 million and increased gross margin percentage of 100 basis points due mainly to lower overhead and material costs, which was driven mainly by volume leverage and product mix, offset by deeper discounting and the adoption of ASC 606.

For the nine month comparative period, Net sales increased 16.5%, or 16.0%(*) on an organic basis, over the prior year period due to:

•	Increased sales volumes within the ELA segment of approximately $51 million which were driven by broad-based growth across all regions; and

•
The adoption of ASC 606 - Revenue from Contracts with Customers at the beginning of fiscal 2019 which led to the reclassification of $9.7 million of certain pricing elements from net sales to cost of sales; partially offset by

•	The impact of foreign currency translation which decreased sales by roughly $8 million.

For the nine month comparative period, Operating earnings increased $13.4 million, or 49.1%, over the prior year period due to:

•
Increased gross margin of $16.6 million and decreased gross margin percentage of 10 basis points due mainly to the adoption of ASC 606 offset by favorable material costs, which was driven mainly by volume leverage and product mix; offset by

•
Increased operating expenses of $3.2 million, driven primarily by greater restructuring expense in the current period related to the consolidation of certain facilities in China and the United Kingdom that were announced in the fourth quarter of fiscal 2018.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

Specialty

	Three Months Ended			Nine Months Ended
	March 2, 2019	March 3, 2018	Change	March 2, 2019	March 3, 2018	Change
Net sales	$76.1	72.6	$3.5	$235.0	$222.2	$12.8
Gross margin	28.2	26.9	1.3	90.0	85.1	4.9
Gross margin %	37.1%	37.1%	—%	38.3%	38.3%	—%
Operating earnings	2.8	2.0	0.8	10.8	5.7	5.1
Operating earnings %	3.7%	2.8%	0.9%	4.6%	2.6%	2.0%

For the three month comparative period, Net sales increased 4.8%, or 3.8%(*) on an organic basis, over the prior year period due to:

•
Increased sales volumes within the Specialty segment of approximately $4 million which were driven primarily by growth within the segment's Herman Miller Collection, Maharam, and Nemschoff businesses; and

•
The adoption of ASC 606 - Revenue from Contracts with Customers at the beginning of fiscal 2019 which led to the reclassification of $0.7 million of certain pricing elements from net sales to cost of sales.

For the three month comparative period, Operating earnings increased $0.8 million, or 40.0%, over the prior year period due to the increase in sales volumes described above offset partially by an increase in operating expenses.

For the nine month comparative period, Net sales increased 5.8%, or 4.9%(*) on an organic basis, over the prior year period due to:

•
Increased sales volumes within the Specialty segment of approximately $12 million which were driven primarily by growth within the segment's Herman Miller Collection, Maharam, and Nemschoff businesses; and

•
The adoption of ASC 606 - Revenue from Contracts with Customers at the beginning of fiscal 2019 which led to the reclassification of $2.1 million of certain pricing elements from net sales to cost of sales.

For the nine month comparative period, Operating earnings increased $5.1 million, or 89.5%, over the prior year period due to the increase in sales volumes described above.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

Consumer

	Three Months Ended			Nine Months Ended
	March 2, 2019	March 3, 2018	Change	March 2, 2019	March 3, 2018	Change
Net sales	$96.0	86.8	$9.2	$283.5	$256.7	$26.8
Gross margin	42.3	39.9	2.4	125.5	115.0	10.5
Gross margin %	44.1%	46.0%	(1.9)%	44.3%	44.8%	(0.5)%
Operating earnings	2.3	4.2	(1.9)	6.3	5.5	0.8
Operating earnings %	2.4%	4.8%	(2.4)%	2.2%	2.1%	0.1%

For the three month comparative period, Net sales increased 10.6%, or 10.7%(*) on an organic basis, over the prior year period due to:

•
Increased sales volumes within the Consumer segment of approximately $9 million which were driven primarily by growth across DWR contract and e-commerce channels, and the introduction of HAY products; and

•	Incremental list price increases, net of discounting increases, of approximately $1 million.

For the three month comparative period, Operating earnings decreased $1.9 million, or 45.2%, over the prior year period due to:

•
Increased gross margin of $2.4 million on the higher sales volumes and decreased gross margin percentage of 190 basis points due mainly to higher freight and storage costs and a negative change in product mix, partially offset by profit optimization initiatives; and

•
An increase in operating expenses of $4.3 million due to incremental marketing, compensation, and depreciation expenses that were driven mainly by new studios and the launch of the HAY brand in North America.

For the nine month comparative period, Net sales increased 10.4%, or 12.7%(*) on an organic basis, over the prior year period due to:

•
Increased sales volumes within the Consumer segment of approximately $24 million which were driven primarily by the introduction of HAY products and growth across the Company's DWR studio, e-commerce, and contract channels; and

•	Incremental list price increases, net of deeper discounting, which increased net sales by approximately $5 million.

For the nine month comparative period, Operating earnings increased $0.8 million, or 14.5%, over the prior year period due to:

•
Increased gross margin of $10.5 million on the higher sales volumes and decreased gross margin percentage of 50 basis points due mainly to higher freight and storage costs, partially offset by profit optimization initiatives; and

•
An increase in operating expenses of $9.7 million due to incremental marketing, compensation, and depreciation expenses that were driven mainly by new studios and the launch of the HAY brand in North America.

Corporate

Corporate unallocated expenses totaled $11.0 million for the third quarter of fiscal 2019, a decrease of $1.9 million from the third quarter of fiscal 2018. The decrease was driven primarily by lower special charges related to third-party consulting costs for the Company's profit optimization initiatives, offset by higher employee incentive costs in the current period.

Corporate unallocated expenses totaled $39.6 million for the first nine months of fiscal 2019, an increase of $8.1 million from the same period of fiscal 2018. The increase was driven mainly by incremental special charges of $5.6 million from third-party consulting costs related to the Company's profit optimization initiatives, as well as transition costs related to the retirement of the Company's CEO. Increased legal expenses also contributed to the increase in corporate unallocated expenses from the comparative period.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

Financial Condition, Liquidity and Capital Resources

The table below presents certain key cash flow and capital highlights for nine months ended as indicated.

(In millions)	March 2, 2019	March 3, 2018
Cash and cash equivalents, end of period	$113.5	$193.0
Marketable securities, end of period	8.9	8.4
Cash provided by operating activities	130.6	110.7
Cash used in investing activities	(142.4)	(42.5)
Cash (used in) provided by financing activities	(76.6)	28.3
Capital expenditures	(63.0)	(51.0)
Stock repurchased and retired	(43.4)	(30.1)
Common stock issued	11.1	15.8
Dividends paid	(34.0)	(31.7)
Interest-bearing debt, end of period	281.9	275.0
Available unsecured credit facility, end of period (1)	$165.0	$166.8
(1) Amounts shown are net of outstanding letters of credit of $10.0 million and $8.2 million as of March 2, 2019 and March 3, 2018, respectively, which are applied against availability under the Company's unsecured credit facility.

Cash Flows - Operating Activities

Nine Month Period Ended March 2, 2019
Cash generated from operating activities was $130.6 million for the nine months ended March 2, 2019, as compared to $110.7 million in the same period of the prior year. Changes in working capital balances drove a use of cash totaling $47.8 million during the first nine months of fiscal 2019. Exclusive of the impact of the cumulative effect adjustment upon adoption of ASC 606, the main factors driving this use of cash were an increase in inventory of $38.3 million and an increase in accounts, notes and unbilled accounts receivable of $14.6 million. These were offset by an increase in other accrued expenses of $8.7 million and an increase in accounts payable of $2.8 million.

Nine Month Period Ended March 3, 2018
Cash generated from operating activities was $110.7 million for the nine months ended March 3, 2018, as compared to $122.1 million in the same period of fiscal 2017. In the first nine months of fiscal 2018, the Company made a voluntary contribution of $12.0 million to its international defined benefit pension plan. Additionally, changes in working capital balances drove a use of cash totaling $30.3 million during the first nine months of fiscal 2018. The main factors driving this use of cash were an increase in inventory of $17.0 million and a decrease in accrued compensation and benefits of $9.0 million. Accrued compensation and benefits decreased due to the annual payout of the prior year accrued bonus and profit sharing. These factors more than offset drivers within working capital that increased cash, including an increase in accounts payable of $12.5 million.

Cash Flows - Investing Activities

Investing activities in the first nine months of fiscal 2019 resulted in a net cash outflow of $142.4 million as compared to a net cash outflow of $42.5 million in the same period of the prior year. Equity investments in the noncontrolled entities of HAY and Maars and the HAY license agreement resulted in a cash outlay of $71.6 million and $4.8 million, respectively in the first nine months of fiscal 2019.

The Company had cash outflows for the purchase of $63.0 million of capital assets in the first nine months of fiscal 2019 as compared to $51.0 million during the first nine months of the prior year.

At the end of the third quarter of fiscal 2019, there were outstanding commitments for capital purchases of $23.9 million compared to $29.6 million at the corresponding date in the prior year. The Company plans to fund these commitments with cash on hand and/or cash generated from operations. The Company expects full-year capital purchases to be between $85 million and $95 million, which will be primarily related to investments in the Company's facilities and equipment. This compares to full-year capital spending of $70.6 million in fiscal 2018.

Cash Flows - Financing Activities

Cash outflows from financing activities were $76.6 million for the first nine months of fiscal 2019 compared to cash inflows of $28.3 million during the same period of the prior year. Cash outflows for dividend payments were $34.0 million and $31.7 million for the first nine months of fiscal 2019 and fiscal 2018, respectively. Cash paid for the repurchase of common stock was $43.4 million and $30.1 million in the first nine months of fiscal 2019 and 2018, respectively. Cash inflows for stock issuances related to employee benefit programs were $11.1 million and $15.8 million during the first nine months of fiscal 2019 and fiscal 2018, respectively.

Certain minority shareholders in a subsidiary have the right, at certain times, to require the Company to acquire a portion of their ownership interest in those entities at fair value. During the nine months ended March 2, 2019, the Company purchased $10.1 million of minority ownership shares as compared to $1.0 million in the same period last year. It is possible that within the next two fiscal years the Company could be required to acquire the majority of the balance of their ownership interest. The fair value of this redeemable noncontrolling interest as of March 2, 2019 was $20.7 million and is included within "Redeemable noncontrolling interests" on the Consolidated Balance Sheets.

The Company is a party to options, that if exercised, would require the Company to purchase an additional 33% of the equity in HAY at fair market value. These options may be exercised during a period commencing from the third quarter of fiscal 2020 and ending in fiscal 2024.

Sources of Liquidity

In addition to cash flows from operating activities, the Company has access to liquidity through credit facilities, cash and cash equivalents, and short-term investments. These sources have been summarized below. For additional information, refer to Note 13 to the condensed consolidated financial statements.

(In millions)	March 2, 2019	June 2, 2018
Cash and cash equivalents	$113.5	$203.9
Marketable securities	8.9	8.6
Availability under syndicated revolving line of credit	$165.0	$166.8

At the end of the third quarter of fiscal 2019, the Company had cash and cash equivalents of $113.5 million, including $80.0 million of cash and cash equivalents held outside the United States. In addition, the Company had marketable securities of $8.9 million held by one of its international subsidiaries.

The subsidiary holding the Company's marketable securities is taxed as a United States taxpayer at the Company's election. Consequently, for tax purposes, all United States tax impacts for this subsidiary have been recorded. The Company maintains its intent to permanently reinvest the remainder of the cash outside the United States. The Tax Cuts and Jobs Act (the “Act”), enacted on December 22, 2017, assesses a one-time tax on deferred foreign income upon transition to a participation exemption system of taxation. The new system of taxation allows for future distribution of foreign earnings to the U.S. without incremental federal income taxes. The Company is considering the impact of the Act and the one-time transition tax on its foreign earnings which are invested in liquidable assets.

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

Variable Interest Entities

On occasion, the Company provides financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees that may represent variable interests in such entities. As of March 2, 2019, the Company was not considered to be the primary beneficiary of any such dealer relationships under FASB ASC Topic 810, Consolidation. Accordingly, the Company is not required to consolidate the financial statements of any of these entities as of March 2, 2019. Refer to Note 18 to the Condensed Consolidated Financial Statements for further information.

Contingencies

See Note 12 to the Condensed Consolidated Financial Statements.

Critical Accounting Policies

The Company strives to report financial results clearly and understandably. The Company follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which require certain estimates and judgments that affect the financial position and results of operations for the Company. The Company continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Company's annual report on Form 10-K for the year ended June 2, 2018. During the first nine months of fiscal 2019, the Company changed certain accounting policies in connection with the adoption of ASC 606 - Revenue from Contracts with Customers. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The information concerning quantitative and qualitative disclosures about market risk contained in the Company’s Annual Report on Form 10-K for its fiscal year ended June 2, 2018 has not changed significantly. The nature of market risks from interest rates and commodity prices has not changed materially during the first nine months of fiscal 2019.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 2, 2019, and the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended March 2, 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1: Legal Proceedings

Referred to in Note 12 of the condensed consolidated financial statements.

Item 1A: Risk Factors

There have been no material changes in the Company's risk factors from those set forth in the Company's Annual Report on Form 10-K for the year ended June 2, 2018, except for the following risk factor which supplements and updates the risk factors previously disclosed and should be considered in conjunction with the Risk Factors section in the Company's Annual report on Form 10-K for the year ended June 2, 2018:

Adverse economic and industry conditions could have a negative impact on our business, results of operations, and financial condition.

Other macroeconomic developments, such as the ongoing impasse in negotiations following the United Kingdom referendum on European Union membership (commonly known as Brexit) could negatively affect the Company's ability to conduct business in those geographies. The current political and economic uncertainty relating to Brexit brings caution to the Company’s customer base as capital investments are potentially put on hold pending the outcome of the negotiations. Furthermore, concerns exist relating to potential tariffs and customs regulations and the potential for short term logistics disruption as any such changes are implemented. This will impact both the Company's suppliers and customers, including distributors, and could result in product delays and inventory issues. Further uncertainty in the marketplace also bring risk to accounts receivable and could result in delays in collection and greater bad debt expense. There also remains a risk for the value of the British Pound and/or the Euro to further deteriorate, reducing the purchasing power of customers in these regions and potentially undermining the financial health of the Company's suppliers and customers in other parts of the world.

Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during the quarter ended March 2, 2019.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)
12/2/18 - 12/29/18	15,705	$29.80	15,705	$24,249,043
12/30/18 - 1/26/19	85,501	$32.00	85,501	$21,513,378
1/27/19 - 3/2/19	82,531	$34.99	82,531	$268,625,750
Total	183,737		183,737

The Company repurchased shares under previously announced plans authorized by the Board of Directors. On January 16, 2019, the Board of Directors of Herman Miller, Inc. approved an amendment to the Company's stock repurchase plan authorizing an additional $250 million to fund share repurchases. No repurchase plans expired or were terminated during the third quarter of fiscal 2019, nor do any plans exist under which the Company does not intend to make further purchases. The Board has the authority to terminate any further repurchases. During the period covered by this report, the Company did not sell any of its equity securities that were not registered under the Securities Act of 1933.

Item 3: Defaults upon Senior Securities

None

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

None

Item 6: Exhibits

The following exhibits (listed by number corresponding to the Exhibit table as Item 601 in Regulation S-K) are filed with this Report:

Exhibit Number	Document

10.1	First Amendment to the Herman Miller, Inc. 2013 Executive Incentive Cash Bonus Plan (*)

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(*) Denotes compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

HERMAN MILLER, INC.

April 10, 2019	/s/ Andrea R. Owen
Andrea R. Owen
Chief Executive Officer
(Duly Authorized Signatory for Registrant)

April 10, 2019	/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer
(Duly Authorized Signatory for Registrant)