Form 10-K
period 2019-06-01
MILLER HERMAN INC
filed 2019-07-30
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[__]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 1, 2019	Commission File No. 001-15141
Herman Miller, Inc.
(Exact name of registrant as specified in its charter)

Michigan	38-0837640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

855 East Main Avenue
PO Box 302
Zeeland, Michigan	49464-0302
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (616) 654 3000
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	MLHR	NASDAQ-Global Select Market System
Securities registered pursuant to Section 12(g) of the Act: None

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
Large Accelerated Filer [ X ]    Accelerated Filer [__]   Non-accelerated Filer [__]    Smaller Reporting Company [__] Emerging Growth Company [__]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act                 [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [__] No [ X ]
The aggregate market value of the voting stock held by “nonaffiliates” of the registrant (for this purpose only, the affiliates of the registrant have been assumed to be the executive officers and directors of the registrant and their associates) as of December 1, 2018, was $1,970,278,315 (based on $33.65 per share which was the closing sale price as reported by NASDAQ).
The number of shares outstanding of the registrant's common stock, as of July 25, 2019: Common stock, $.20 par value - 59,060,397 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 14, 2019, are incorporated into Part III of this report.

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

The Company was incorporated in Michigan in 1905. The global design leader has since established Herman Miller Group, a family of brands that collectively offers a variety of products for environments where people live, learn, work, and heal. The family of brands includes Herman Miller®, Design Within Reach®, Geiger®, Maharam®, Nemschoff®, Colebrook Bosson Saunders®, naughtone®, Maars® Living Walls, and HAY®. Herman Miller's corporate offices are located at 855 East Main Avenue, PO Box 302, Zeeland, Michigan, 49464-0302, and its telephone number is (616) 654-3000. Unless otherwise noted or indicated by the context, all references to "Herman Miller," "we," "our," "Company" and similar references are to Herman Miller, Inc., its predecessors, and controlled subsidiaries. Further information relating to principles of consolidation is provided in Note 1 to the Consolidated Financial Statements included in Item 8 of this report.
Financial Information about Segments
Information relating to segments is provided in Note 14 to the Consolidated Financial Statements included in Item 8 of this report.
Narrative Description of Business
The Company's principal business consists of the research, design, manufacture, selling and distribution of seating products, office furniture systems, other freestanding furniture elements, textiles, home furnishings and related services.

The Company's ingenuity and design excellence create award-winning products and services, which have made the Company a leader in the design and development of furniture, furniture systems, textiles and technology solutions. This leadership is exemplified by the innovative concepts introduced by the company in its broad array of seating products (including Embody®, Aeron®, Mirra2™, Setu®, Sayl®, Verus®, Cosm®, Lino®, Verus®, Celle®, Equa®, Taper™ and Ergon® office chairs) and modular systems (including Canvas Office Landscape®, Locale®, Public Office Landscape®, Layout Studio®, Action Office®, Ethospace®, Arras®, Prospect®, Overlay™ and Resolve®). The company also offers storage (including Meridian® and Tu® products), wood casegoods (including Geiger® products), freestanding furniture products (including Abak™, Intent®, Sense™ and Envelop®), healthcare products (including Palisade™, Compass™, Nala®, Ava® and other Nemschoff® products), the Thrive portfolio of ergonomic solutions, ergonomic and technology support products (including Colebrook Bosson Saunders® products) and the textiles of Maharam Fabric Corporation (Maharam®). The Live Platform™ system of cloud-connected furnishings, applications and dashboards provides data-enabled solutions for the Company's customers.

The Company also offers products for residential settings, including Eames®, Eames (lounge chair configuration)®, Eames (management chair configuration)®, Eames Soft Pad™, HAY®, Nelson™ basic cabinet series, Nelson™ end table, Nelson™ lanterns, Nelson™ marshmallow sofa, Nelson™ miniature chests, Nelson™ platform bench, Nelson™ swag leg group, Nelson™ tray table, Bubble Lamps®, Airia™, Ardea®, Bumper™, Burdick Group™, Everywhere™ tables, Claw™, Caper®, Distil™, Envelope™, Formwork®, Full Round™, H Frame™, I Beam™, Landmark™, Logic Mini™, Logic Power Access Solutions™, Renew™, Rolled Arm™, Scissor™, Sled™, Soft Pad™, Swoop™, Tone™, Twist™, Ward Bennett™ and Wireframe™.

The Company's products are marketed worldwide by its own sales staff, independent dealers and retailers, its owned dealers, via its e-commerce websites and through its owned Design Within Reach ("DWR") and HAY retail studios. Salespeople work with dealers, the architecture and design community, and directly with end-users. Independent dealerships concentrate on the sale of Herman Miller products and some complementary product lines of other manufacturers. It is estimated that approximately 69 percent of the Company's sales in the fiscal year ended June 1, 2019, were made to or through independent dealers. The remaining sales were made directly to end-users, including federal, state and local governments and several business organizations by the Company's own sales staff, its owned dealer network, its retail channels or independent retailers.

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

2 2019 Annual Report

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

Raw Materials
The Company's manufacturing materials are available from a significant number of sources within North America, South America, Europe and Asia. To date, the Company has not experienced any difficulties in obtaining its raw materials. The costs of certain direct materials used in the Company's manufacturing and assembly operations are sensitive to shifts in commodity market prices. In particular, the costs of steel, plastic, aluminum components and particleboard are sensitive to the market prices of commodities such as raw steel, aluminum, crude oil, lumber and resins. Increases in the market prices for these commodities can have an adverse impact on the Company's profitability. Further information regarding the impact of direct material costs on the Company's financial results is provided in Management's Discussion and Analysis in Item 7 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Patents, Trademarks, Licenses, Etc.
The Company has active utility and design patents in the United States. Many of the inventions covered by these patents also have been patented in a number of foreign countries. Various trademarks, including the name and stylized “Herman Miller” and the “Herman Miller Circled Symbolic M” trademark are registered in the United States and many foreign countries. The Company does not believe that any material part of its business depends on the continued availability of any one or all of its patents or trademarks, or that its business would be materially adversely affected by the loss of any such marks, except for the following trademarks: Herman Miller®, Herman Miller Circled Symbolic M®, Maharam®, Geiger®, Design Within Reach®, DWR®, Nemschoff®, Action Office®, Living Office®, Ethospace®, Aeron®, Mirra®, Embody®, Setu®, Sayl®, Cosm®, Eames®, PostureFit®, Meridian®, and Canvas Office Landscape®.

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

Customer Base
The Company estimates that no single dealer accounted for more than 5 percent of the Company's net sales in the fiscal year ended June 1, 2019. The Company estimates that the largest single end-user customer accounted for $129.6 million, $109.8 million and $102.3 million of the Company's net sales in fiscal 2019, 2018, and 2017, respectively. This represents approximately 5 percent of the Company's net sales in fiscal 2019, 2018 and 2017. The Company's 10 largest customers in the aggregate accounted for approximately 18 percent, 19 percent, and 18 percent of net sales in fiscal 2019, 2018, and 2017, respectively.

Backlog of Unfilled Orders
As of June 1, 2019, the Company's backlog of unfilled orders was $394.2 million. At June 2, 2018, the Company's backlog totaled $350.7 million. It is expected that substantially all the orders forming the backlog at June 1, 2019, will be filled during the next fiscal year. Many orders received by the Company are reflected in the backlog for only a short period while other orders specify delayed shipments and are carried in the backlog for up to one year. Accordingly, the amount of the backlog at any particular time does not necessarily indicate the level of net sales for a particular succeeding period.

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

Herman Miller, Inc. and Subsidiaries 3

The Company also competes in the home furnishings industry, primarily against national, regional and independent home furnishings retailers who market high-craft furniture to end-user customers and the interior design community. These competitors include companies such as Restoration Hardware and Wayfair. Similar to its office furniture product offerings, the Company competes primarily on design, product and service quality, speed of delivery and product pricing in this consumer market.

Research, Design and Development
The Company believes it draws great competitive strength from its research, design and development programs. Through research, the Company seeks to understand, define and clarify customer needs and problems they are trying to solve. The Company designs innovative products and services that address customer needs and solve their problems. The Company uses both internal and independent research resources and independent design resources. Exclusive of royalty payments, the Company spent approximately $58.8 million, $57.1 million and $58.6 million on research and development activities in fiscal 2019, 2018 and 2017, respectively. Generally, royalties are paid to designers of the Company's products as the products are sold and are included in the Design and Research line item within the Consolidated Statements of Comprehensive Income.

Environmental Matters
For over 50 years, respecting the environment has been more than good business practice for the Company - it is the right thing to do. The Company's 10-year sustainability strategy - Earthright - begins with three principles: positive transparency, products as living things and becoming greener together. The Company's goals are focused around the smart use of resources, eco-inspired design and being community driven. Based on current facts known to management, the Company does not believe that existing environmental laws and regulations have had or will have any material effect upon the capital expenditures, earnings or competitive position of the Company. However, there can be no assurance that environmental legislation and technology in this area will not result in or require material capital expenditures or additional costs to our manufacturing process.

Human Resources
The Company considers its employees to be another of its major competitive strengths. The Company stresses individual employee participation and incentives, believing that this emphasis has helped attract and retain a competent and motivated workforce. The Company's human resources group provides employee recruitment, education and development, as well as compensation planning and counseling. Additionally, there have been no work stoppages or labor disputes in the Company's history. As of June 1, 2019, approximately 5 percent of the Company's employees are covered by collective bargaining agreements, most of whom are employees of its Nemschoff and Herman Miller Holdings Limited subsidiaries.

As of June 1, 2019, the Company had approximately 8,000 employees, representing a 4 percent increase as compared with June 2, 2018. In addition to its employee workforce, the Company uses temporary labor to meet uneven demand in its manufacturing operations.

Information about International Operations
The Company's sales in international markets are made primarily to office/institutional customers. Foreign sales consist mostly of office furniture products such as Aeron®, Mirra®, Sayl®, Setu®, Layout Studio®, Imagine Desking System®, Ratio®, other seating and storage products and ergonomic accessories such as the Flo® monitor arm. The Company conducts business in the following major international markets: Canada, Europe, the Middle East, Africa, Latin America and the Asia/Pacific region.

The Company's products currently sold in international markets are manufactured by wholly owned subsidiaries in the United States, the United Kingdom, China, Brazil and India. Sales are made through wholly owned subsidiaries or branches in Canada, Japan, Korea, Mexico, Australia, Singapore, China (including Hong Kong), India and Brazil. The Company's products are offered in Canada, Europe, the Middle East, Africa, Latin America and the Asia/Pacific region through dealers.

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

4 2019 Annual Report

Item 1A Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face; others, either unforeseen or currently deemed less significant, may also have a negative impact on our Company. If any of the following occurs, our business, operating results, cash flows, and financial condition could be materially adversely affected.

We may not be successful in implementing and managing our growth strategy.

We have established a growth strategy for the business based on a changing and evolving world. Through this strategy we are focused on taking advantage of the changing composition of the office floor plate, the greater desire for customization from our customers, new technologies  and trends towards urbanization.

To that end, we intend to grow in certain targeted ways. First, we will unlock the power of One Herman Miller by building an agile, collaborative, globally-connected organization fit for continuous evolution. This will also include simplifying and tailoring our go-to-market approach, as well as continuing to lead in product innovation across all businesses. Second, we intend to build a customer-centric, digitally enabled business model by leveraging our deep understanding of customer journeys to deliver inspired products and frictionless customer experiences. Inclusive of this will be to drive step-change in our data, analytics, marketing, and brand capabilities, as well as to strengthen our core technology backbone. Third, we intend to accelerate profitable growth by strengthening and evolving our core contract business, driving outsized growth in our international business, and expanding our retail business. Finally, we believe it is a business imperative to reinforce our commitment to our people, planet and communities in a more integrated way than ever before. Beyond simply being the right thing to do, we are confident that elevating our focus on positive social and environmental business practices will positively impact our customers and enhance returns for our shareholders over the long term.

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

Certain growth opportunities may require us to invest in acquisitions, alliances, and the startup of new business ventures. These investments, if available, may not perform according to plan and may involve the assumption of business, operational, or other risks that are new to our business.

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
The imposition of tariffs by the U.S. government on various products imported from certain countries, as well as countering tariffs on the export of U.S. goods, has and will likely continue to adversely impact the cost of certain of our raw materials and finished goods as well as products that we export to other countries. Accordingly, these tariffs and the possibility of broader trade conflicts stemming from the tariffs could negatively impact our business in the future. The tariffs on imports, most notably imports from China, also impacted the cost of steel in fiscal year 2019, a key commodity that we consume in producing products. Given the significance of steel costs to our direct materials costs, we are closely monitoring escalating trade tensions between the U.S. and China. That said, the potential impact to our direct material costs due to tariffs on Chinese imports is somewhat limited, as purchases of direct materials (mainly component parts and products manufactured by third parties) from China represented an estimated 5% of our consolidated cost of sales for fiscal 2019. Going forward, continued or increased tariffs could negatively impact our gross margin and operating performance. These factors also have the potential to significantly impact global trade and economic conditions in many of the regions where we do business.

Herman Miller, Inc. and Subsidiaries 5

Adverse economic and industry conditions could have a negative impact on our business, results of operations, and financial condition.
Customer demand within the contract office furniture industry is affected by various macro-economic factors; general corporate profitability, service sector employment levels, new office construction rates, and existing office vacancy rates are among the most influential factors. History has shown that declines in these measures can have an adverse effect on overall office furniture demand. Additionally, factors and changes specific to our industry, such as developments in technology, governmental standards and regulations, and health and safety issues can influence demand. There are current and future economic and industry conditions that could adversely affect our business, operating results, or financial condition.

Other macroeconomic developments, such as the United Kingdom referendum on European Union membership (commonly known as Brexit) could negatively affect the Company's ability to conduct business in those geographies. The current political and economic uncertainty relating to Brexit brings caution to the Company’s customer base as capital investments are potentially put on hold pending the outcome of the negotiations. Furthermore, concerns exist relating to potential tariffs and customs regulations and the potential for short term logistics disruption as any such changes are implemented. This will impact both the Company's suppliers and customers, including distributors, and could result in product delays and inventory issues. Further uncertainty in the marketplace also bring risk to accounts receivable and could result in delays in collection and greater bad debt expense. There also remains a risk for the value of the British Pound and/or the Euro to further deteriorate, reducing the purchasing power of customers in these regions and potentially undermining the financial health of the Company's suppliers and customers in other parts of the world.

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

The retail furnishings market is highly competitive. We compete with national and regional furniture retailers and department stores. In addition, we compete with mail order catalogs and online retailers focused on home furnishings. We compete with these and other retailers for customers, suitable retail locations, vendors, qualified employees, and management personnel. Some of our competitors have significantly greater financial, marketing and other resources than we possess. This may result in our competitors being quicker at the following: adapting to changes, devoting greater resources to the marketing and sale of their products, generating greater national brand recognition, or adopting more aggressive pricing and promotional policies, including free shipping offers. In addition, increased catalog mailings and/or digital marketing campaigns by our competitors may adversely affect response rates to our own marketing efforts. As a result, increased competition may adversely affect our future financial performance.

Our business presence outside the United States exposes us to certain risks that could negatively affect our results of operations and financial condition.
We have significant manufacturing and sales operations in the United Kingdom, which represents our largest marketplace outside the United States. We also have manufacturing operations in China, India and Brazil. Additionally, our products are sold internationally through wholly owned subsidiaries or branches in Canada, Japan, Korea, Mexico, Australia, Singapore, China (including Hong Kong), India and Brazil. The Company's products are offered in Europe, the Middle East, Africa, Latin America and the Asia/Pacific region through dealers.

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

6 2019 Annual Report

We are subject to risks and costs associated with protecting the integrity and security of our systems and confidential information.
We collect certain customer-specific data, including credit card information, in connection with orders placed through our e-commerce websites, direct-mail catalog marketing program, and retail studios. For these sales channels to function and develop successfully, we and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information and other personal information regarding our customers, securely over public and private networks. Third parties may have or develop the technology or knowledge to breach, disable, disrupt or interfere with our systems or processes or those of our vendors. Although we take the security of our systems and the privacy of our customers’ personal information seriously and we believe we take reasonable steps to protect the security and confidentiality of the information we collect, we cannot guarantee that our security measures will effectively prevent others from obtaining unauthorized access to our information and our customers’ information. The techniques used to obtain unauthorized access to systems change frequently and are not often recognized until after they have been launched.

Any person who circumvents our security measures could destroy or steal valuable information or disrupt our operations. Any security breach could cause consumers to lose confidence in the security of our information systems, including our e-commerce websites or retail studios and choose not to purchase from us. Any security breach could also expose us to risks of data loss, litigation, regulatory investigations, and other significant liabilities. Such a breach could also seriously disrupt, slow or hinder our operations and harm our reputation and customer relationships, any of which could harm our business.

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

In addition, states and the federal government are increasingly enacting laws and regulations to protect consumers against identity theft. Also, as our business expands globally, we are subject to data privacy and other similar laws in various foreign jurisdictions. If we are the target of a cybersecurity attack resulting in unauthorized disclosure of our customer data, we may be required to undertake costly notification procedures. Compliance with these laws will likely increase the costs of doing business. If we fail to implement appropriate safeguards or to detect and provide prompt notice of unauthorized access as required by some of these laws, we could be subject to potential fines, claims for damages and other remedies, which could harm our business.

A sustained downturn in the economy could adversely impact our access to capital.
The disruptions in the global economic and financial markets of the last decade adversely impacted the broader financial and credit markets, at times reducing the availability of debt and equity capital for the market as a whole. Conditions such as these could re-emerge in the future. Accordingly, our ability to access the capital markets could be restricted at a time when we would like, or need, to access those markets, which could have an adverse impact on our flexibility to react to changing economic and business conditions. The resulting lack of available credit, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition, results of operations, our ability to take advantage of market opportunities and our ability to obtain and manage our liquidity. In addition, the cost of debt financing and the proceeds of equity financing may be materially and adversely impacted by these market conditions. The extent of any impact would depend on several factors, including our operating cash flows, the duration of tight credit conditions and volatile equity markets, our credit capacity, the cost of financing, and other general economic and business conditions. Our credit agreements contain performance covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization, and limits on subsidiary debt and incurrence of liens. Although we believe none of these covenants is currently restrictive to our operations, our ability to meet the financial covenants can be affected by events beyond our control.

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
The costs of certain manufacturing materials used in our operations are sensitive to shifts in commodity market prices, include the impact of the U.S. and retaliatory tariffs previously noted. In particular, the costs of steel, plastic, aluminum components, and particleboard are sensitive to the market prices of commodities such as raw steel, aluminum, crude oil, lumber, and resins. Increases in the market prices of these commodities, such as what we experienced earlier in fiscal 2019 for steel, may have an adverse impact on our profitability if we are unable to offset them with strategic sourcing, continuous improvement initiatives or increased prices to our customers.

Herman Miller, Inc. and Subsidiaries 7

Disruptions within our dealer network could adversely affect our business.
Our ability to manage existing relationships within our network of independent dealers is crucial to our ongoing success. Although the loss of any single dealer would not have a material adverse effect on the overall business, our business within a given market could be negatively impacted by disruptions in our dealer network caused by the termination of commercial working relationships, ownership transitions, or dealer financial difficulties.

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

We are unable to control many of the factors affecting consumer spending. Declines in consumer spending on furnishings could reduce demand for our products.
The operations of our Retail segment are sensitive to a number of factors that influence consumer spending, including general economic conditions, consumer disposable income, unemployment, inclement weather, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, sales tax rates and rate increases, inflation, and consumer confidence in future economic conditions. Adverse changes in these factors may reduce consumer demand for our products, resulting in reduced sales and profitability.

A number of factors that affect our ability to successfully implement our retail studio strategy, including opening new locations and closing existing studios, are beyond our control. These factors may harm our ability to increase the sales and profitability of our retail operations.
Approximately 50 percent of the sales within our Retail segment are transacted within our retail studios. Additionally, we believe our retail studios have a direct influence on the volume of business transacted through other channels, including our consumer e-commerce and direct-mail catalog platforms, as many customers utilize these physical spaces to view and experience products prior to placing an order online or through the catalog call center. Our ability to open additional studios or close existing studios successfully will depend upon a number of factors beyond our control, including:

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

8 2019 Annual Report

Government and other regulations could adversely affect our business.
Government and other regulations apply to the manufacture and sale of many of our products. Failure to comply with these regulations or failure to obtain approval of products from certifying agencies could adversely affect the sales of these products and have a material negative impact on operating results.

Herman Miller, Inc. and Subsidiaries 9

Item 1B Unresolved Staff Comments

None

10 2019 Annual Report

Item 2 Properties

The Company owns or leases facilities located throughout the United States and several foreign countries. The location, square footage and use of the most significant facilities at June 1, 2019 were as follows:

Owned Locations	Square Footage	Use
Zeeland, Michigan	770,800	Manufacturing, Warehouse, Office
Spring Lake, Michigan	582,800	Manufacturing, Warehouse, Office
Holland, Michigan	357,400	Warehouse
Holland, Michigan	293,100	Manufacturing, Office
Dongguan, China*	269,000	Manufacturing, Office
Holland, Michigan	238,200	Office, Design
Sheboygan, Wisconsin	207,700	Manufacturing, Warehouse, Office
Melksham, United Kingdom	170,000	Manufacturing, Warehouse, Office
Hildebran, North Carolina	93,000	Manufacturing, Office

Leased Locations	Square Footage	Use
Batavia, Ohio**	617,600	Warehouse
Dongguan, China*	429,300	Manufacturing, Office
Hebron, Kentucky**	423,700	Warehouse
Atlanta, Georgia	180,200	Manufacturing, Warehouse, Office
Bangalore, India	104,800	Manufacturing, Warehouse
Yaphank, New York	92,000	Warehouse, Office
New York City, New York	66,600	Office, Retail
Hong Kong, China	54,400	Warehouse
Brooklyn, New York	39,400	Warehouse, Retail
Stamford, Connecticut	35,300	Office, Retail

As of June 1, 2019, the Company leased 39 retail studios (including 36 operating under the DWR brand, 2 under the HAY brand, and a Herman Miller Flagship store in New York) that totaled approximately 400,000 square feet of selling space. The Company also maintains administrative and sales offices and showrooms in various other locations throughout North America, Europe, Asia/Pacific and Latin America. The Company considers its existing facilities to be in good condition and adequate for its design, production, distribution, and selling requirements.

* On March 14, 2018, the Company announced a facilities consolidation plan related to its China Manufacturing facilities. Plans are underway to close and consolidate the owned and leased Dongguan facilities into a new leased facility in Dongguan. The Company expects the facilities consolidation to be completed by the first quarter of fiscal 2020.

** In fiscal 2019, the Company began the transition of its leased Hebron, Kentucky distribution center to a new leased distribution center in Batavia, Ohio. The Company expects the transition to be completed by the second quarter of fiscal 2020.

Herman Miller, Inc. and Subsidiaries 11

Item 3 Legal Proceedings

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s consolidated operations, cash flows and financial condition.

Additional Item: Executive Officers of the Registrant

Certain information relating to Executive Officers of the Company as of June 1, 2019 is as follows:

Name	Age	Year Elected an Executive Officer	Position with the Company
Andrea R. Owen	54	2018	President and Chief Executive Officer
Jeremy Hocking	58	2017	President, International Contract
Gregory J. Bylsma	54	2009	President, North America Contract
Jeffrey M. Stutz	48	2009	Chief Financial Officer
B. Ben Watson	54	2010	Chief Creative Officer
Jacqueline H. Rice	47	2019	General Counsel
John McPhee	56	2015	President, Retail
Kevin Veltman	44	2015	Vice President, Investor Relations & Treasurer
Jeffrey L. Kurburski	52	2018	Chief Technology Officer
Benjamin P.T. Groom	35	2019	Chief Digital Officer
Leander D. LeSure	53	2019	Chief Human Resource Officer
Megan Lyon	39	2019	Chief Strategy Officer

Except as discussed below, each of the named officers has served the Company in an executive capacity for more than five years.

Mr. McPhee joined Herman Miller, Inc. in 2015 in connection with the Company's acquisition of DWR. Prior to that, he served in various roles at DWR including Chief Operating Officer and President from 2010. Mr. McPhee previously held senior management positions with Edelman Leather, Candie's, Inc. and Sam & Libby, Inc.

Mr. Veltman joined Herman Miller, Inc. in 2014 and serves as Vice President - Investor Relations and Treasurer. Prior to joining Herman Miller, he spent 8 years at BISSELL, Inc, most recently as Vice President - Finance.

Ms. Owen joined Herman Miller, Inc. in 2018 and serves as President and Chief Executive Officer. Prior to joining Herman Miller, Ms. Owen spent twenty-five years at The Gap, Inc. where she most recently served as Global President of Banana Republic.
Mr. Groom joined Herman Miller, Inc. in 2019 and serves as Chief Digital Officer. Prior to joining Herman Miller, Mr. Groom spent six years with The Boston Consulting Group where he was a Principal member of the firm’s Technology Advantage, Retail and Consumer practices.
Ms. Rice joined Herman Miller, Inc. in 2019 and serves as General Counsel. Prior to joining Herman Miller, Ms. Rice served as Executive Vice President, Chief Risk & Compliance Officer at Target Corporation as well as Senior Counsel and Chief Compliance Officer at General Motors Co.
Mr. LeSure joined Herman Miller, Inc. in 2019 and serves as Chief Human Resources Officer. Prior to joining Herman Miller, Mr. LeSure served as the Chief Human Resources Officer at Getty Images, Inc. He also served in Human Resource Leadership roles at Western Union and American Express.
Ms. Lyon joined Herman Miller, Inc. in 2019 and serves as Chief Strategy Officer. Prior to joining Herman Miller, Ms. Lyon spent eleven years with The Boston Consulting Group where she was a Partner and Managing Director leading the firm’s West Coast Consumer and Retail Practice.
There are no family relationships between or among the above-named executive officers. There are no arrangements or understandings between any of the above-named officers pursuant to which any of them was named an officer.

12 2019 Annual Report

Item 4 Mine Safety Disclosures

Not applicable

Herman Miller, Inc. and Subsidiaries 13

PART II

Item 5 Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Share Price, Earnings, and Dividends Summary
Herman Miller, Inc. common stock is traded on the NASDAQ-Global Select Market System (Symbol: MLHR). As of July 25, 2019, there were approximately 33,000 record holders, including individual participants in security position listings, of the Company's common stock.

The high and low market prices of the Company's common stock, dividends and diluted earnings per share for each quarterly period during the past two years were as follows:

Per Share and Unaudited	Market Price High (at close)	Market Price Low (at close)	Market Price Close	Earnings Per Share- Diluted	Dividends Declared Per Share
Year ended June 1, 2019:
First quarter	$40.10	$32.75	$38.30	$0.60	$0.1975
Second quarter	40.65	31.38	33.86	0.66	0.1975
Third quarter	37.62	28.66	36.89	0.66	0.1975
Fourth quarter	39.70	33.94	35.49	0.78	0.1975
Year	$40.65	$28.66	$35.49	$2.70	$0.7900
Year ended June 2, 2018:
First quarter	$35.30	$29.25	$34.00	$0.55	$0.1800
Second quarter	37.00	32.05	34.55	0.55	0.1800
Third quarter	41.84	33.65	36.75	0.49	0.1800
Fourth quarter	39.20	29.95	32.85	0.53	0.1800
Year	$41.84	$29.25	$32.85	$2.12	$0.7200

Dividends were declared and paid quarterly during fiscal 2019 and 2018 as approved by the Board of Directors.

On June 26, 2019 the company's board of directors approved an increase in the quarterly dividend up to $0.21 per share. The payment will be made on October 15, 2019 to shareholders of record at the close of business on August 31, 2019. While it is anticipated that the Company will continue to pay quarterly cash dividends, the amount and timing of such dividends is subject to the discretion of the Board depending on the Company's future results of operations, financial condition, capital requirements and other relevant factors.

Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during the Company's fourth fiscal quarter ended June 1, 2019:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share or Unit	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (1)
3/3/19-3/30/19	11,253	34.95	11,253	$268,232,481
3/31/19-4/27/19	60,815	36.61	60,815	$266,006,033
4/28/19-6/1/19	47,498	37.56	47,498	$264,222,017
Total	119,566		119,566
(1) Amounts are as of the end of the period indicated

The Company has two share repurchase plans authorized by the Board of Directors on September 25, 2007 and January 16, 2019, which provide share repurchase authorization of $550.0 million with no specified expiration date. The approximate dollar value of shares available for purchase under the plans at June 1, 2019 was $264.2 million.

During the period covered by this report, the Company did not sell any shares of common stock that were not registered under the Securities Act of 1933.

14 2019 Annual Report

Stockholder Return Performance Graph
Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company's common stock with that of the cumulative total return of the Standard & Poor's 500 Stock Index and the NASD Non-Financial Index for the five-year period ended June 1, 2019. The graph assumes an investment of $100 on June 4, 2014 in the Company's common stock, the Standard & Poor's 500 Stock Index and the NASD Non-Financial Index, with dividends reinvested.

	2014	2015	2016	2017	2018	2019
Herman Miller, Inc.	$100	$90	$105	$111	$114	$126
S&P 500 Index	$100	$110	$109	$127	$142	$143
NASD Non-Financial	$100	$121	$119	$159	$187	$186

Information required by this item is also contained in Item 12 of this report.

Herman Miller, Inc. and Subsidiaries 15

Item 6 Selected Financial Data

Review of Operations
(In millions, except key ratios and per share data)	2019	2018	2017	2016	2015
Operating Results
Net sales	$2,567.2	$2,381.2	$2,278.2	$2,264.9	$2,142.2
Gross margin	929.9	873.0	864.2	874.2	791.4
Selling, general, and administrative (1)	649.5	621.0	587.5	585.6	556.6
Design and research	76.9	73.1	73.1	77.1	71.4
Operating earnings	203.5	178.9	191.1	211.5	163.4
Earnings before income taxes	195.1	168.1	177.6	196.6	145.2
Net earnings	160.5	128.7	124.1	137.5	98.1
Net cash provided by operating activities	216.4	166.5	202.1	210.4	167.7
Net cash used in investing activities	(165.0)	(62.7)	(116.3)	(80.8)	(213.6)
Net cash (used in) provided by financing activities	(91.9)	2.5	(74.6)	(106.5)	6.8
Depreciation and amortization	72.1	66.9	58.9	53.0	49.8
Capital expenditures	85.8	70.6	87.3	85.1	63.6
Common stock repurchased plus cash dividends paid	93.5	88.9	63.1	49.0	37.0

Key Ratios
Sales growth	7.8%	4.5%	0.6%	5.7%	13.8%
Gross margin (2)	36.2	36.7	37.9	38.6	36.9
Selling, general, and administrative (1) (2)	25.3	26.1	25.8	25.9	26.0
Design and research (2)	3.0	3.1	3.2	3.4	3.3
Operating earnings (2)	7.9	7.5	8.4	9.3	7.6
Net earnings growth (decline)	24.7	3.7	(9.7)	40.2	543.9
After-tax return on net sales (3)	6.3	5.4	5.4	6.1	4.6
After-tax return on average assets (4)	10.5	9.2	9.8	11.3	9.0
After-tax return on average equity (5)	23.2%	20.6%	22.3%	29.1%	25.0%

Share and Per Share Data
Earnings per share-diluted	$2.70	$2.12	$2.05	$2.26	$1.62
Cash dividends declared per share	0.79	0.72	0.68	0.59	0.56
Book value per share at year end (6)	12.23	11.22	9.84	8.76	7.04
Market price per share at year end	35.49	32.85	32.70	31.64	27.70
Weighted average shares outstanding-diluted	59.4	60.3	60.6	60.5	60.1

Financial Condition
Total assets	$1,569.3	$1,479.5	$1,306.3	$1,235.2	$1,192.7
Working capital (7)	215.2	231.6	106.2	90.5	110.1
Current ratio (8)	1.5	1.6	1.3	1.2	1.3
Interest-bearing debt and related swap agreements (9)	282.8	265.1	197.8	221.9	290.0
Stockholders' equity	719.2	664.8	587.7	524.7	420.3
Total capital (10)	1,002.0	929.9	785.5	746.6	710.3
(1) Selling, general, and administrative expenses include restructuring and impairment expenses in years that are applicable.
(2) Shown as a percent of net sales.
(3) Calculated as net earnings divided by net sales.
(4) Calculated as net earnings divided by average assets.
(5) Calculated as net earnings divided by average equity.
(6) Calculated as total stockholders' equity divided by common shares of stock outstanding.
(7) Calculated using current assets less non-interest bearing current liabilities.
(8) Calculated using current assets divided by current liabilities.
(9) Amounts shown include the fair market value of the Company’s interest rate swap arrangement(s). The net fair value of this/these arrangement(s) was/were $0.9 million at June 1, 2019, $(9.9) million at June 2, 2018, and $(2.1) million at June 3, 2017.
(10) Calculated as interest-bearing debt and related swap agreements plus stockholders' equity.

16 2019 Annual Report

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

Herman Miller's products are sold internationally through wholly-owned subsidiaries or branches in various countries including the United Kingdom, Canada, Japan, Korea, Mexico, Australia, Singapore, China, Hong Kong, India and Brazil. The Company's products are offered elsewhere in the world primarily through independent dealerships or joint ventures with customers in over 100 countries.

The Company is globally positioned in terms of manufacturing operations. In the United States, manufacturing operations are located in Michigan, Georgia, Wisconsin and North Carolina. In Europe, its manufacturing presence is located in the United Kingdom. Manufacturing operations globally also include facilities located in China, Brazil and India. The Company manufactures products using a system of lean manufacturing techniques collectively referred to as the Herman Miller Performance System (HMPS). For its contract furniture business, Herman Miller strives to maintain efficiencies and cost savings by minimizing the amount of inventory on hand. Accordingly, production is order-driven with direct materials and components purchased as needed to meet demand. The standard manufacturing lead time for the majority of our products is 10 to 20 days. These factors result in a high rate of inventory turns related to our manufactured inventories.

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

A key element of the Company's growth strategy is to scale the Retail business through the Company's Design Within Reach (DWR), Herman Miller and HAY retail operations. The Retail business provides a channel to bring Herman Miller's iconic and design-centric products to retail customers, along with other proprietary and third party products, with a focus on design. The Company continues to transform its Retail business through the DWR retail studio footprint, which will be complemented by a continued focus on improving margins through the development of exclusive product designs and leveraging additional sales in DWR's contract, catalog and digital channels, as well as the launch of the HAY brand in North America.

The Company is comprised of various operating segments as defined by generally accepted accounting principles in the United States (U.S. GAAP). The operating segments are determined on the basis of how the Company internally reports and evaluates financial information used to make operating decisions. The Company has identified the following reportable segments:

•
North America Contract — Includes the operations associated with the design, manufacture, and sale of furniture and textile products for work-related settings, including office, education and healthcare environments, throughout the United States and Canada. The business associated with the Company's owned contract furniture dealers is also included in the North America Contract segment. In addition to the Herman Miller brand, this segment includes the operations associated with the design, manufacture and sale of high-craft furniture products and textiles, including Geiger wood products, Maharam textiles, Nemschoff and Herman Miller Collection products.

•
International Contract — Includes the operations associated with the design, manufacture and sale of furniture products, primarily for work-related settings, in the Europe, Middle East and Africa (EMEA), Latin America and Asia-Pacific geographic regions.

•
Retail — Includes the operations associated with the sale of modern design furnishings and accessories to third party retail distributors, as well as direct to consumer sales through e-commerce, direct mailing catalogs and DWR and HAY studios.

The Company also reports a corporate category consisting primarily of unallocated corporate expenses related to general corporate functions, including, but not limited to, certain legal, executive, corporate finance, information technology, administrative and acquisition-related costs.

Herman Miller, Inc. and Subsidiaries 17

Core Strengths
The Company relies on the following core strengths in delivering solutions to customers:

•
Portfolio of Leading Brands and Products - Herman Miller is a globally-recognized, authentic brand known for working with some of the most well known and respected designers in the world. Over the years, it has evolved into Herman Miller Group, a family of brands that collectively offers a variety of products for environments where people live, learn, work and heal. Within the industries in which the Company operates, Herman Miller, DWR, Geiger, Maharam, POSH, Nemschoff, Colbrook Bosson Saunders ("CBS"), HAY, Maars Livings Walls and Naughtone are acknowledged as leading brands that inspire architects and designers to create their best design solutions. This portfolio has enabled Herman Miller to connect with new audiences, channels, geographies and product categories. Leveraging the collective brand equity of the Herman Miller Group across the lines of business is an important element of the Company's business strategy.

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

•
Operational Excellence - The Company was among the first in the industry to embrace the concepts of lean manufacturing. HMPS provides the foundation for all the Company's manufacturing operations. The Company is committed to continuously improving both product quality and production and operational efficiency. The Company has extended this lean process work to its non-manufacturing processes as well as externally to its manufacturing supply chain and distribution channel. The Company believes these concepts hold significant promise for further gains in reliability, quality and efficiency.

•
Omni-Channel Reach - The Company has built a multi-channel distribution capability that it considers unique. Through contract furniture dealers, direct customer sales, retail studios, e-Commerce, catalogs and independent retailers, the Company serves contract and residential customers across a range of channels and geographies.

•
Global Scale - In addition to its global omni-channel distribution capability, the Company has a global network of designers, suppliers, manufacturing operations and research and development centers that position the Company to serve contract and residential customers globally. The Company believes that leveraging this global scale will be an important enabler to executing its strategy.

Channels of Distribution
The Company's products and services are offered to most of its customers under standard trade credit terms between 30 and 45 days. For all the items below, revenue is recognized when both title and risk of loss transfers to the customer. The Company's products and services are sold through the following distribution channels:

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

•
Direct Contract Sales - The Company also sells products and services directly to end customers without an intermediary (e.g., sales to the U.S. federal government). In most of these instances, the Company contracts separately with a dealership or third-party installation company to provide sales-related services.

•
Retail Studios - At the end of fiscal 2019, the Retail business unit included 39 retail studios (including 36 operating under the DWR brand, 2 under the HAY brand and a Herman Miller Flagship store in New York City). This business also operates three outlet studios. The retail studios are located in metropolitan areas throughout North America.

•
E-Commerce - The Company sells products through its online stores, in which products are available for sale via the Company's website, hermanmiller.com, global e-commerce platforms, as well as through the dwr.com and us.hay.com online stores. These sites complement our existing methods of distribution and extend the Company's brand to new customers.

18 2019 Annual Report

•
Direct-Mail Catalogs - The Company’s Retail business unit utilizes a direct-mail catalog program through its DWR subsidiary. A regular schedule of catalog mailings is maintained throughout the fiscal year and these serve as a key driver of sales across each of DWR’s channels, including retail studios and e-commerce websites.

•	Independent Retailers - Certain products are sold to end customers through independent retail operations.

Challenges Ahead
Like all businesses, the Company is faced with a host of challenges and risks. The Company believes its core strengths and values, which provide the foundation for its strategic direction, have well prepared the Company to respond to the inevitable challenges it will face in the future. While the Company is confident in its direction, it acknowledges the risks specific to our business and industry. Refer to Item 1A for discussion of certain of these risk factors and Item 7A for disclosures of market risk.

Areas of Strategic Focus
Despite a number of risks and challenges, the Company believes it is well positioned to successfully pursue its mission of inspiring designs to help people do great things. As our business and industry continue to evolve, we are constantly focused on staying ahead of the curve. With the composition of the office floor plate moving toward a broader variety of furnishings, a greater desire for customization from our customers, new technologies, and trends towards urbanization and more seamless transactions in the retail world, we have centered our overall value creation strategy on four key priorities.

Unlock the Power of One Herman Miller - Coming together as a family of complementary brands will help achieve our goals of more actively moving into the consumer marketplace, growing globally and making it easier to do business with us. The Company strives to become more agile, invest in responsive innovation, simplify our go-to-market strategy and continue to lead in product innovation across all of our businesses globally.

Build a Customer-centric, Digitally-enabled Business Model - Building a customer centric and digitally enabled business model is at the forefront of our goal to become easier to do business with us. The Company will leverage its deep understanding of customer journeys to deliver inspired products and a frictionless customer experience. Along with strengthening the core technology backbone, the Company will also drive step-change in data, analytics, marketing and brand capabilities.

Accelerate Profitable Growth - There are identified opportunities for growth ahead in each of the Company’s business segments. We believe we are the only player in our industry with access to meaningful contract and residential growth opportunities on a global scale. At the same time, with our ongoing focus on operational excellence and specific profit improvement initiatives, we are focused on continuous improvement of our cost structure.

Reinforce Our Commitment to Our People, Planet, Communities - With a legacy of corporate social responsibility that is deeply ingrained in our culture, the Company will reinforce its commitment to its people, planet and communities in a more integrated and deliberate way than ever before. The Company will focus on building, developing and retaining world-class talent, shaping an inclusive and diverse workforce and elevating its total societal impact commitment. By viewing the impact of our organization through its total societal impact, we believe we can create value for our shareholders, customers and employees, as well as for the broader communities and environment in which we operate.

The Company believes its strategy continues to respond well to current and future realities in its markets. The Company's strategic priorities are aimed at creating a sustainable and diverse revenue model that puts the customer at the center of everything we do and leverages enabling digital capabilities to fully realize that vision.

Herman Miller, Inc. and Subsidiaries 19

Business Overview

The following is a summary of the significant events and items impacting the Company's operations for the year ended June 1, 2019:

•
Andi Owen was elected as President and Chief Executive Officer of the Company effective on August 22, 2018, succeeding Brian Walker who retired from the Company in August 2018. Ms. Owen joins Herman Miller after a 25-year career at Gap Inc., where she most recently served as Global President of Banana Republic, leading 11,000 employees in over 600 stores across 27 countries.

•
Net sales were $2,567.2 million and orders were $2,614.9 million, representing an increase of 7.8% and 8.6%, respectively, when compared to the prior year. The increase in net sales was driven primarily by strong performance within the North America, International and Retail segments, as well as a reclassification related to the adoption of the new revenue recognition standard (ASC 606). On an organic basis, net sales were $2,583.7 million(*) and orders were $2,628.6 million, representing an increase of 7.1%(*) and 7.7%, respectively, when compared to the prior year.

•
Gross margin was 36.2% as compared to 36.7% in the prior year. The decrease in gross margin was driven primarily by the reclassification impact of adopting the new revenue recognition standard (ASC 606) at the beginning of fiscal 2019. Higher commodity costs and the impact of tariffs on Chinese imports also decreased gross margin, but were offset by lower material costs within the North America segment and lower costs within the International segment.

•
Operating expenses increased by $32.3 million or 4.7% as compared to the prior year. Operating expenses included special charges, totaling $13.1 million, related mainly to costs associated with the CEO transition, certain business structure realignment costs and third party consulting costs attributable to the Company's profit enhancement initiatives. Operating expenses also included restructuring costs of $10.2 million related to actions involving facilities consolidation, targeted workforce reductions and costs associated with an early retirement program.

•
The effective tax rate was 20.3% for fiscal 2019 compared to 25.2% for the prior year. The decrease in the current year effective tax rate was driven primarily by the full year impact of the Tax Cuts and Jobs Act (the "Act") as compared to a partial year impact in fiscal 2018.

•
Diluted earnings per share increased $0.58 to $2.70, a 27.4% increase as compared to the prior year. Excluding the impact of restructuring expenses, other special charges, a gain associated with the fair value adjustment of an investment, an inventory step up on the HAY equity method investment and the final adjustment related to the adoption U.S. tax reform, adjusted diluted earnings per share were $2.97(*), a 29.1% increase as compared to the prior year.

•	The Company declared cash dividends of $0.79 per share compared to $0.72 per share in the prior year.

•	Strategic investments of approximately $72 million were made in HAY and Maars Living Walls.

•
Effective in the fourth quarter of fiscal 2019, the Company revised its reportable segments to combine the Specialty reportable segment with the North American Furniture Solutions reportable segment. The newly combined segment is called "North America Contract".

The following summary includes the Company's view on the economic environment in which it operates:

•
North America remains generally conducive to continued growth due to recent positive industry order trends as reported by the Business and Institutional Furniture Manufacturers Association ("BIFMA"), GDP growth, service sector employment and architectural billings.

•
The Company is monitoring the resolution of various trade policy negotiations between the U.S. and key trading partners as well as the ongoing negotiations concerning the U.K. referendum to exit the European Union.

•
The Company is also navigating the impact of global tariffs. In May 2019, the U.S. enacted a 25% tariff rate on certain goods imported by the Company and its suppliers from China. The Company continues to believe that pricing, strategic sourcing actions, and profit optimization initiatives will fully offset the current level of tariffs imposed on imports from China.

The remaining sections of Item 7 include additional analysis of the fiscal year ended June 1, 2019, including discussion of significant variances compared to the prior year period. A detailed review of our fiscal 2018 performance compared to our fiscal 2017 performance is set forth in Part II, Item 7 of our Form 10-K for the fiscal year ended June 2, 2018.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

20 2019 Annual Report

Reconciliation of Non-GAAP Financial Measures

This report contains references to Organic net sales and Adjusted diluted earnings per share ("EPS"), both of which are non-GAAP financial measures (referred to collectively as the "Adjusted financial measures"). Organic Growth represents the change in sales and orders, excluding the impact of divestitures, currency translation effects, the impact of reclassification related to the new revenue recognition standard (ASC 606), and changes in shipping terms. Adjusted Earnings per Share represents reported diluted earnings per share excluding the impact from the adoption of U.S. Tax Reform, an investment fair value adjustment, amortization of an inventory step up on the HAY equity method investment, restructuring expenses, and other special charges, including related taxes. Restructuring expenses include actions involving facilities consolidation, targeted workforce reductions and costs associated with an early retirement program. Special charges include costs related to the CEO transition, certain business structure realignment costs, and third party consulting costs related to the Company's profit enhancement initiatives.

The Company presents the Adjusted financial measures because we consider them to be important supplemental measures of our performance and believe them to be useful in analyzing ongoing results from operations. The adjusted financial measures are not measurements of our financial performance under GAAP and should not be considered an alternative to Earnings per share - diluted, or the Company's reported Net sales under GAAP. The Adjusted financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP. The Company's presentation of the Adjusted financial measures should not be construed as an indication that its future results will be unaffected by unusual or infrequent items. The Company compensates for these limitations by providing prominence of the GAAP results and using the Adjusted financial measures only as a supplement.

The following table reconciles Net sales to Organic net sales by segment for the fiscal years ended:

	June 1, 2019				June 2, 2018
	North America	International	Retail	Total	North America	International	Retail	Total
Net Sales, as reported	$1,686.5	$492.2	$388.5	$2,567.2	$1,589.8	$434.5	$356.9	$2,381.2
% change from PY	6.1%	13.3%	8.9%	7.8%

Proforma Adjustments
Dealer Divestitures	—	—	—	—	(0.8)	—	—	(0.8)
Currency Translation Effects (1)	3.8	12.4	0.3	16.5	—	—	—	—
Impact of Reclassification Related to New Revenue Recognition Standard	—	—	—	—	23.9	12.3	—	36.2
Impact of Change in DWR Shipping Terms	—	—	—	—	—	—	(5.0)	(5.0)
Organic net sales	$1,690.3	$504.6	$388.8	$2,583.7	$1,612.9	$446.8	$351.9	$2,411.6
% change from PY	4.8%	12.9%	10.5%	7.1%

(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period

The following table reconciles EPS to Adjusted EPS for the years indicated:

	June 1, 2019	June 2, 2018
Earnings per Share - Diluted	$2.70	$2.12

Less: Adjustments Related to Adoption of U.S. Tax Cuts and Jobs Act	(0.02)	(0.05)
Less: Investment fair value adjustment, after tax	(0.03)	—
Add: Special charges, after tax	0.18	0.16
Add: inventory step up on HAY equity method investment, after tax	0.01	—
Add: Restructuring expenses, after tax	0.13	0.07
Adjusted Earnings per Share - Diluted	$2.97	$2.30

Weighted Average Shares Outstanding (used for Calculating Adjusted Earnings per Share) – Diluted	59,381,791	60,311,305

Herman Miller, Inc. and Subsidiaries 21

Financial Results

The following is a comparison of our annual results of operations and year-over-year percentage changes for the periods indicated:

(Dollars in millions)	Fiscal 2019	Fiscal 2018	% Change
Net sales	$2,567.2	$2,381.2	7.8%
Cost of sales	1,637.3	1,508.2	8.6%
Gross margin	929.9	873.0	6.5%
Operating expenses	726.4	694.1	4.7%
Operating earnings	203.5	178.9	13.8%
Net other expenses	8.4	10.8	(22.2)%
Earnings before income taxes	195.1	168.1	16.1%
Income tax expense	39.6	42.4	(6.6)%
Equity income from nonconsolidated affiliates, net of tax	5.0	3.0	66.7%
Net earnings	160.5	128.7	24.7%
Net earnings attributable to noncontrolling interests	—	0.6	(100.0)%
Net earnings attributable to Herman Miller, Inc.	$160.5	$128.1	25.3%

The following table presents, for the periods indicated, the components of the Company's Consolidated Statements of Comprehensive Income as a percentage of net sales:

	Fiscal 2019	Fiscal 2018
Net sales	100.0%	100.0%
Cost of sales	63.8	63.3
Gross margin	36.2	36.7
Selling, general and administrative expenses	24.9	25.8
Restructuring and impairment expenses	0.4	0.2
Design and research expenses	3.0	3.1
Total operating expenses	28.3	29.1
Operating earnings	7.9	7.5
Net other expenses	0.3	0.5
Earnings before income taxes	7.6	7.1
Income tax expense	1.5	1.8
Equity income from nonconsolidated affiliates, net of tax	0.2	0.1
Net earnings	6.3	5.4
Net earnings attributable to noncontrolling interests	—	—
Net earnings attributable to Herman Miller, Inc.	6.3	5.4

22 2019 Annual Report

Net Sales, Orders and Backlog - Fiscal 2019 Compared to Fiscal 2018

Consolidated net sales increased $186.0 million to $2,567.2 million from $2,381.2 million for the fiscal year ended June 1, 2019 compared to the fiscal year ended June 2, 2018. The following items contributed to the change:

•	Increased sales volumes within the North America segment of approximately $74 million due to increased demand within the Company's core contract furniture business.

•	Increased sales volumes within the International segment of approximately $57 million, which were driven by broad-based growth across the Asia Pacific and Latin America regions.

•
Adoption of ASC 606 - Revenue from Contracts with Customers at the beginning of fiscal 2019 led to the reclassification of certain pricing elements from Net sales to Cost of sales, which resulted in an increase in Net sales of $40.5 million compared to the prior year in which revenue was recorded under previous accounting rules.

•
Increased sales volumes within the Retail segment of approximately $29 million, which were driven primarily by the introduction of HAY products and growth across the Company's DWR studio, e-commerce and contract channels.

•	Incremental list price increases, net of deeper contract price discounting, of approximately $5 million.

•	Foreign currency translation had a negative impact on net sales of approximately $16 million.

Consolidated net trade orders for fiscal 2019 totaled $2,614.9 million compared to $2,408.2 million in fiscal 2018, an increase of 8.6 percent. On an organic basis, which excludes the impact of the adoption of ASC 606, as well as foreign currency translation and dealer divestitures, orders increased by 7.7 percent from last fiscal year. The impact of the adoption of ASC 606 increased orders by $35.7 million in the current year and changes in foreign currency for the fiscal year increased orders by approximately $13.7 million as compared to the prior year. Dealer divestitures had a $2.2 million unfavorable impact on current year orders.

The Company's backlog of unfilled orders at the end of fiscal 2019 totaled $394.2 million, a 12.4 percent increase from the fiscal 2018 ending backlog of $350.7 million.

(1) Non-GAAP measurements; see accompanying reconciliations and explanations.
Gross Margin - Fiscal 2019 Compared to Fiscal 2018

Consolidated gross margin was 36.2% for fiscal 2019 as compared to 36.7% for fiscal 2018. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:

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

•	Higher commodity costs and the impact of tariffs on Chinese imports drove an unfavorable impact of approximately 30 basis points relative to last fiscal year.

•	Higher freight and storage costs within the Retail segment decreased gross margin by approximately 30 basis points as compared to last fiscal year.

•
Lower material costs within the North America segment, due primarily to reduced outsourcing, and lower costs within the International segment, due primarily to volume leverage and product mix, increased gross margin by approximately 50 basis points as compared to last fiscal year.

Herman Miller, Inc. and Subsidiaries 23

Operating Expenses - Fiscal 2019 Compared to Fiscal 2018

Operating expenses increased by $32.3 million or 4.7% over the prior year. The following factors contributed to the change:

•	Compensation and benefit costs increased by approximately $9 million due mainly to employee headcount and wage increases.

•	Incremental spend of approximately $5 million related to the marketing, e-commerce and studios associated with the launch of the HAY brand in North America.

•	Higher information technology related expenses of approximately $4 million.

•	Restructuring and special charges, primarily related to facilities consolidation and costs associated with an early retirement program increased operating expenses by approximately $4 million.

•	Sales volume based costs, such as sales commissions and royalties, drove an increase in operating expenses of approximately $4 million.

•	Marketing expenses increased by roughly $3 million due primarily to the sales initiatives within the North America and Retail segments.

•	Incremental costs related to the continued growth and expansion of DWR retail studios increased operating expenses by approximately $2 million.

•	Depreciation expense increased by approximately $2 million and was driven primarily by investment in facilities and information technology systems.

Operating Earnings

Operating earnings in fiscal 2019 were $203.5 million, or 7.9% of sales, an increase of $24.6 million compared to fiscal 2018 operating earnings of $178.9 million, or 7.5% of sales.

Other Expenses and Income

Net other expenses for fiscal 2019 were $8.4 million, a decrease of $2.4 million compared to net other expenses in fiscal 2018 of $10.8 million. The decrease in net other expenses in fiscal 2019 was primarily the result of a gain related to an investment fair value adjustment.

Equity Earnings from Nonconsolidated Affiliates

Equity earnings from nonconsolidated affiliates for fiscal 2019 were $5.0 million, an increase of $2.0 million compared to Equity earnings from nonconsolidated affiliates of $3.0 million in fiscal 2018. This increase was driven by incremental earnings from the Company's investment in Naughtone and HAY.

24 2019 Annual Report

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law in the United States. The effects of the Act included the reduction of the federal corporate income tax rate from 35 percent to 21 percent and a new participation exemption system of taxation on foreign earnings, among other provisions.

Securities and Exchange Commission Staff Accounting Bulletin No. 118 allowed the use of provisional amounts if accounting for certain income tax effects of the Act had not been completed by the time the company’s financial statements are issued. A measurement period was provided beginning December 22, 2017 and was not to last longer than one year. During the year ended June 1, 2019, the Company completed its accounting for all the effects of the Act and recorded adjustments to the provisional amounts primarily for the one-time U.S. tax liability on certain undistributed foreign earnings and also an adjustment related to foreign tax credits to increase the income tax benefit from the Act by $1.0 million.

The Company's effective tax rate was 20.3 percent in fiscal 2019, and 25.2 percent in fiscal 2018. The effective tax rate in fiscal 2019 was below the United States statutory rate of 21 percent, primarily due to an increase in the mix of earnings in tax jurisdictions that have rates lower than the United States statutory rate and the research and development tax credit under the Protecting Americans from Tax Hikes ("PATH") Act of 2015.

The effective tax rate in fiscal 2018 was below the statutory rate of 29.1 percent, primarily due to an increase in the mix of earnings in tax jurisdictions that have rates lower than the United States statutory rate, the manufacturing deduction under the American Jobs Creation Act of 2004 (“AJCA”) and the research and development tax credit under the PATH.

For further information regarding income taxes, refer to Note 11 of the Consolidated Financial Statements.

Net Earnings; Earnings per Share

In fiscal 2019 and fiscal 2018, the Company generated net earnings attributable to Herman Miller, Inc. of $160.5 million and $128.1 million, respectively. Diluted earnings per share were $2.70 and $2.12 for fiscal 2019 and fiscal 2018, respectively.

Herman Miller, Inc. and Subsidiaries 25

Reportable Operating Segments Results
The business is comprised of various operating segments as defined by generally accepted accounting principles in the United States. These operating segments are determined on the basis of how the Company internally reports and evaluates financial information used to make operating decisions.

Prior to the fourth quarter of fiscal 2019, the Company's reportable segments consisted of North American Furniture Solutions, ELA ("EMEA, Latin America, and Asia Pacific") Furniture Solutions, Specialty and Consumer. Effective in the fourth quarter of fiscal 2019, the Company has revised its reportable segments to combine the Specialty reportable segment with the North American Furniture Solutions reportable segment. The newly combined segment is called "North America Contract". There were no changes to the Company's ELA Furniture Solutions ("ELA") and Consumer segments, but each has been renamed. Effective in the fourth quarter of fiscal 2019, ELA is now named "International Contract" and Consumer is named "Retail". The Specialty segment (Maharam, Geiger, Nemschoff and the Herman Miller Collection) has been combined with the North America Contract segment under a common segment manager as of the fourth quarter fiscal 2019. The change in operating segments reflect the basis of how the Company internally reports and evaluates financial information used to make operating decisions. Prior year results disclosed in the table below have been revised to reflect these changes. Accordingly, fiscal 2018 net sales and operating earnings for the Specialty segment of $305.4 million and $8.9 million, respectively, have been included within the results of the North America Contract reportable segment.

The Company's operating segments can be further described as follows:

•
North America Contract — Includes the operations associated with the design, manufacture, and sale of furniture and textile products for work-related settings, including office, education and healthcare environments, throughout the United States and Canada. The business associated with the Company's owned contract furniture dealers is also included in the North America Contract segment. In addition to the Herman Miller brand, this segment includes the operations associated with the design, manufacture and sale of high-craft furniture products and textiles including Geiger wood products, Maharam textiles, Nemschoff and Herman Miller Collection products.

•
International Contract — Includes the operations associated with the design, manufacture and sale of furniture products, primarily for work-related settings, in the Europe, Middle East and Africa (EMEA), Latin America and Asia-Pacific geographic regions.

•
Retail — Includes the operations associated with the sale of modern design furnishings and accessories to third party retail distributors, as well as direct to consumer sales through e-commerce, direct mailing catalogs and DWR and HAY studios.

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

26 2019 Annual Report

North America Contract ("North America")

	Fiscal 2019	Fiscal 2018	Change
Net sales	$1,686.5	$1,589.8	$96.7
Gross margin	592.3	565.5	26.8
Gross margin %	35.1%	35.6%	(0.5)%
Operating earnings	189.7	175.2	14.5
Operating earnings %	11.2%	11.0%	0.2%

Net sales increased 6.1%, or 4.8%(*) on an organic basis, over the prior year due to:

•	Increased sales volumes within the North America segment of approximately $74 million due to increased demand within the Company's core contract furniture business; and

•
The adoption of ASC 606 - Revenue from Contracts with Customers at the beginning of fiscal 2019 which led to the reclassification of $27.0 million of certain pricing elements from net sales to cost of sales; partially offset by

•	The impact of foreign currency translation, which decreased sales by roughly $4 million.

Operating earnings increased $14.5 million, or 8.3%, over the prior year due to:

•
Increased gross margin of $26.8 million due to increased sales volumes and decreased gross margin percentage of 50 basis points due mainly to the adoption of ASC 606 and higher commodity and tariff costs, partially offset by profit optimization initiatives and improved material performance; partially offset by

•
Increased operating expenses of $12.3 million driven primarily by greater restructuring expenses in the current year related to facilities consolidation and costs associated with an early retirement program. Increases in compensation and benefit costs also contributed to the increase in operating expenses from the comparative period.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

Herman Miller, Inc. and Subsidiaries 27

International Contract ("International")

	Fiscal 2019	Fiscal 2018	Change
Net sales	$492.2	$434.5	$57.7
Gross margin	166.9	144.2	22.7
Gross margin %	33.9%	33.2%	0.7%
Operating earnings	57.8	36.9	20.9
Operating earnings %	11.7%	8.5%	3.2%

Net sales increased 13.3%, or 12.9%(*) on an organic basis, over the prior year due to:

•	Increased sales volumes within the International segment of approximately $57 million which were driven by broad-based growth across the Asia Pacific and Latin America regions; and

•
The adoption of ASC 606 - Revenue from Contracts with Customers at the beginning of fiscal 2019 which led to the reclassification of $13.5 million of certain pricing elements from net sales to cost of sales; partially offset by

•	The impact of foreign currency translation which decreased sales by roughly $12 million.

Operating earnings increased $20.9 million, or 56.6%, over the prior year due to:

•	Increased gross margin of $22.7 million due mainly to increased sales volumes; and

•
Increased gross margin of 70 basis points due mainly to lower overhead costs associated with the benefit from recent restructuring activities in China and lower material costs, driven primarily by volume leverage and product mix; partially offset by

•	Decreases to gross margin due to deeper discounting and the adoption of ASC 606.

Retail

	Fiscal 2019	Fiscal 2018	Change
Net sales	$388.5	$356.9	$31.6
Gross margin	170.7	163.3	7.4
Gross margin %	43.9%	45.8%	(1.9)%
Operating earnings	5.3	13.9	(8.6)
Operating earnings %	1.4%	3.9%	(2.5)%

Net sales increased 8.9%, or 10.5%(*) on an organic basis, over the prior year due to:

•
Increased sales volumes within the Retail segment of approximately $29 million which were driven primarily by the introduction of HAY products and growth across the Company's DWR studio, e-commerce, and contract channels; and

•	Incremental list price increases, net of deeper discounting, which increased net sales by approximately $4 million.

Operating earnings decreased $8.6 million, or 61.9%, over the prior year due to:

•
Increased operating expenses of $16.0 million due to incremental marketing, compensation and depreciation expenses that were driven mainly by growth in the segment, new studios and the launch of the HAY brand in North America; offset by

•
Increased gross margin of $7.4 million on higher sales volumes but decreased gross margin percentage of 190 basis points due mainly to lower shipping revenue, higher freight and storage costs and a shift in product mix, partially offset by profit optimization initiatives.

Corporate

Corporate unallocated expenses totaled $49.3 million for fiscal 2019, an increase of $2.2 million from fiscal 2018. The increase was driven mainly by increased legal and information technology expenses.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

28 2019 Annual Report

Liquidity and Capital Resources

The table below presents certain key cash flow and capital highlights for the fiscal years indicated.

	Fiscal Year Ended
(In millions)	2019	2018
Cash and cash equivalents, end of period	$159.2	$203.9
Marketable securities, end of period	$8.8	$8.6
Cash provided by operating activities	$216.4	$166.5
Cash used in investing activities	$(165.0)	$(62.7)
Cash (used in) provided by financing Activities	$(91.9)	$2.5
Pension contributions	$(0.9)	$(13.4)
Capital expenditures	$(85.8)	$(70.6)
Common stock repurchased	$(47.9)	$(46.5)
Long-term debt, end of period	$281.9	$275.0
Available unsecured credit facilities, end of period (1)	$165.0	$166.8
(1) Amounts shown are net of outstanding letters of credit, which are applied against the Company's unsecured credit facility.

Cash Flow — Operating Activities
Cash generated from operating activities in fiscal 2019 totaled $216.4 million compared to $166.5 million generated in the prior year.

Changes in working capital balances in fiscal 2019 resulted in a $34.1 million use of cash compared to a $32.8 million use of cash in the prior fiscal year. The cash outflow related to changes in working capital balances was driven primarily by an increase in inventory of $31.9 million and an increase in accounts receivable of $24.8 million. The increase in inventory as of the end of fiscal 2019 as compared to fiscal 2018 was due mainly to growth in demand at DWR, the build out of inventory in the International segment to fulfill demand, and the launch of the HAY brand in North America. The increase in accounts receivable was driven by the timing of customer payments and shipments in the fourth quarter of the fiscal year. These cash outflows were partially offset by an increase in accounts payable of $0.5 million and an increase in accrued liabilities of $22.7 million. This increase in accrued liabilities is primarily related to an increase in accrued compensation related to the early retirement program instituted in fiscal 2019 and an increase in other accruals.

In addition to changes in working capital, changes in pension contributions also impacted cash generated from operating activities. The Company decreased pension contributions by $12.5 million in fiscal 2019 as compared to fiscal 2018.

The Company believes its recorded accounts receivable allowances at the end of the year are adequate to cover the risk of potential bad debts. Allowances for non-collectible accounts receivable, as a percent of gross accounts receivable, totaled 1.4 percent and 1.3 percent, at the end of fiscal years 2019 and 2018 respectively.

Cash Flow — Investing Activities
Capital expenditures totaled $85.8 million and $70.6 million in fiscal 2019 and 2018 respectively. The increase in capital expenditures of $15.2 million from fiscal 2018 to fiscal 2019 was driven primarily by an increase in expenditures related to manufacturing assets in West Michigan and Design Within Reach studio build outs.

Cash proceeds from sales of dealers and properties were $0.5 million and $2.1 million in fiscal 2019 and 2018 respectively. Cash proceeds received in fiscal 2019 were primarily due to the disposal of property plant and equipment in the International Contract segment. Cash proceeds received in fiscal 2018 was primarily attributable to the sale of a wholly-owned contract furniture dealership in Vancouver, Canada for initial cash consideration of $2.0 million.

Included in the fiscal 2019 and 2018 investing activities are net cash outflows related to equity investments in non-consolidated entities. The following amounts represent the primary investments that drove the cash outflows:

(In millions)	2019	2018
Maars Holding, B.V	$6.1	$—
HAY A/S*	$65.5	$—
Naughtone Holdings Limited	$2.0	$—
Total Cash Outflow	$73.6	$—
* Formerly known as Nine United Denmark A/S

Herman Miller, Inc. and Subsidiaries 29

Outstanding commitments for future capital purchases at the end of fiscal 2019 were approximately $34.7 million. The Company expects capital spending in fiscal 2020 to be between $105 million and $115 million. The capital spending will be allocated primarily to planned investments in manufacturing assets and retail studio openings.

The Company's net marketable securities transactions for fiscal 2019 yielded a $0.2 million cash outflow. This compares to a zero use of cash in fiscal 2018.

Cash Flow — Financing Activities
Cash used for financing activities was $91.9 million in fiscal 2019 as compared to cash provided by financing activities of $2.5 million in fiscal 2018. During fiscal 2018, the Company borrowed $225.0 million on its revolving line of credit and of these proceeds, $150.0 million was used to repay its Series B Notes. There were no such borrowings in fiscal 2019.

Cash paid for repurchases of common stock was $47.9 million in the current year as compared to $46.5 million in the prior year. Additionally, in fiscal 2019 there was a decrease in cash inflows from the issuance of shares related to stock-based compensation plans. The Company received $12.3 million related to stock-based compensation plans in fiscal 2019 compared to $17.0 million in fiscal 2018.

Cash outflows for dividend payments were $45.6 million and $42.4 million in fiscal 2019 and 2018 respectively.

The Company is the controlling owner of a subsidiary in which there are redeemable noncontrolling equity interests outstanding. Certain minority shareholders in this subsidiary have the right, at certain times, to require the subsidiary to acquire a portion of their ownership interest in those entities at fair value. During fiscal 2019, these minority shareholders exercised certain of these options to require the Company's subsidiary to purchase $10.1 million of the outstanding redeemable noncontrolling interests. By comparison, options exercised by the minority shareholders in fiscal 2018 resulted in purchases totaling $1.0 million. The subsidiary also has an option to acquire a portion of the redeemable noncontrolling interests at fair market value. On July 23, 2019, the subsidiary exercised an option that allowed it to acquire approximately $12.6 million of the remaining $20.6 million of the redeemable noncontrolling equity interests.

The Company is a party to options, that if exercised, would require the Company to purchase an additional 33% of the equity in HAY at fair market value. These options may be exercised during a period commencing from the third quarter of fiscal 2020 and annually thereafter.

Sources of Liquidity
In addition to cash flows from operating activities, the Company has access to liquidity through credit facilities, cash and cash equivalents and short-term investments. These sources have been summarized below. For additional information, see Note 6 to the consolidated financial statements.

(In millions)	June 1, 2019	June 2, 2018
Cash and cash equivalents	$159.2	$203.9
Marketable securities	$8.8	$8.6
Availability under revolving lines of credit	$165.0	$166.8
At the end of fiscal 2019, the Company had cash and cash equivalents of $159.2 million, including foreign cash and cash equivalents of $87.9 million. In addition, the Company had foreign marketable securities of $8.8 million. The foreign subsidiary holding the Company's marketable securities is taxed as a U.S. taxpayer at the Company's election. Consequently, for tax purposes, all U.S. tax impacts for this subsidiary have been recorded. Historically, the Company’s intent was to permanently reinvest the remainder of the cash outside the United States. However, the Tax Cuts and Jobs Act (the “Act”), enacted on December 22, 2017, assesses a one-time tax on deferred foreign income upon transition to a participation exemption system of taxation. The Company is considering the impact of the Act and the one-time transition tax on its foreign earnings which are invested in liquidable assets. As a result, the Company may repatriate certain amounts in the future and is assessing the amount of cash that will remain permanently reinvested.

The Company believes cash on hand, cash generated from operations, and borrowing capacity will provide adequate liquidity to fund near term and foreseeable future business operations, capital needs, future dividends and share repurchases, subject to financing availability in the marketplace.

30 2019 Annual Report

Contingencies

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's Consolidated Financial Statements.

Basis of Presentation

The Company's fiscal year ends on the Saturday closest to May 31. The fiscal years ended June 1, 2019 and June 2, 2018 contained 52 weeks, while the fiscal year ended June 3, 2017 contained 53 weeks.

Contractual Obligations

Contractual obligations associated with our ongoing business and financing activities will result in cash payments in future periods. The following table summarizes the amounts and estimated timing of these future cash payments. Further information regarding debt obligations can be found in Note 6 of the Consolidated Financial Statements. Additional information related to operating leases can be found in Note 7 of the Consolidated Financial Statements.

	Payments due by fiscal year
(In millions)	Total	2020	2021-2022	2023-2024	Thereafter
Long-term debt (1)	$275.0	$—	$275.0	$—	$—
Estimated interest on debt obligations (1)	73.1	11.8	19.9	17.5	23.9
Operating leases	315.8	51.7	89.7	72.5	101.9
Purchase obligations (2)	73.5	69.6	3.9	—	—
Pension and other post employment benefit plans funding (3)	0.9	0.4	0.1	0.1	0.3
Stockholder dividends (4)	11.6	11.6	—	—	—
Other (5)	15.3	5.4	2.3	1.9	5.7
Total	$765.2	$150.5	$390.9	$92.0	$131.8
(1) Contractual cash payments on long-term debt obligations are disclosed herein based on the maturity date of the underlying debt. Estimated future interest payments on our outstanding interest-bearing debt obligations are based on interest rates as of June 1, 2019. Actual cash outflows may differ significantly due to changes in interest rates.
(2) Purchase obligations consist of non-cancelable purchase orders and commitments for goods, services, and capital assets.
(3) Pension plan funding commitments are known for a 12-month period for those plans that are funded; unfunded pension and post-retirement plan funding amounts are equal to the estimated benefit payments. As of June 1, 2019, the total projected benefit obligation for our domestic and international employee pension benefit plans was $110.1 million.
(4) Represents the dividend payable as of June 1, 2019. Future dividend payments are not considered contractual obligations until declared.
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

Herman Miller, Inc. and Subsidiaries 31

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

Revenue Recognition
Most of our products and services are sold through one of six channels: independent and owned contract furniture dealers, direct contract sales, retail studios, e-commerce, direct-mail catalogs, and independent retailers. The Company recognizes revenue when performance obligations, based on the terms of customer contracts, are satisfied. This happens when control of goods and services based on the contract have been conveyed to the customer. Revenue for the sale of products is typically recognized at the point in time when control transfers, generally upon transfer of title and risk of loss to the customer. Revenue for services, including the installation of products by the Company's owned dealers, is recognized over time as the services are provided. The method of revenue recognition may vary, depending on the type of contract with the customer.

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

The accounts receivable allowance totaled $3.5 million and $2.9 million at June 1, 2019 and June 2, 2018, respectively. As a percentage of gross accounts receivable, these allowances totaled 1.4 percent and 1.3 percent for fiscal 2019 and fiscal 2018, respectively. The year-over-year increase in the allowance is primarily due to increased general and customer-specific reserves in the current year, relative to the prior year.

Goodwill and Indefinite-lived Intangibles
The carrying value of goodwill and indefinite-lived intangible assets as of June 1, 2019 and June 2, 2018, was $381.9 million and $382.2 million, respectively. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently, if changes in circumstances or the occurrence of events suggest that impairment exists. The Company performs the annual goodwill and indefinite-lived intangible assets impairment testing during the fourth quarter of the fiscal year.

The Company completed the required annual goodwill impairment test in the fourth quarter of fiscal 2019, as of March 31, 2019, performing a quantitative and qualitative impairment test for all goodwill reporting units and other indefinite-lived intangible assets. For the reporting units that the Company elected to test qualitatively, as is permitted under ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, the Company concluded it to be more likely than not that their estimated fair values are greater than their respective carrying values.
In performing the quantitative impairment test, the Company determined that the fair value of the reporting units exceeded the carrying amount and, as such, the reporting units were not impaired and the second step of the impairment test was not necessary.

32 2019 Annual Report

The Company performed a sensitivity analysis over key valuation assumptions. The carrying value of the Company's Retail reporting unit was $249.9 million as of June 1, 2019. The calculated fair value of the reporting unit was $282.6 million, which represents an excess fair value of $32.7 million or 13%. Due to the level that the reporting unit fair values exceeded the carrying amounts and the results of the sensitivity analysis, the Company may need to record an impairment charge if the operating results of its Retail reporting unit were to decline in future periods.

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

In fiscal 2019, the Company performed only quantitative assessments in testing indefinite-lived intangible assets for impairment. The quantitative impairment test is based on the relief from royalty method to determine the fair value of the indefinite-lived intangible assets, which is both a market-based approach and an income-based approach. The relief from royalty method focuses on the level of royalty payments that the user of an intangible asset would have to pay a third party for the use of the asset if it were not owned by the user. This method involves estimating theoretical future after tax royalty payments based on the Company's forecasted revenues attributable to the trade names. These payments are then discounted to present value utilizing a discount rate that considers the after-corporate tax required rate of return applicable to the asset. The projected revenues reflect the best estimate of management for the trade names; however, actual revenues could differ from our estimates.

The discount rates selected represent market rates of return equal to what the Company believes a reasonable investor would expect to achieve on investments of similar size and type to the indefinite-lived intangible asset being tested. The Company believes the discount rates selected are appropriate in that, in all cases, they exceed the estimated weighted average cost of capital for our business as a whole. The results of the impairment test are sensitive to changes in the discount rates and changes in the discount rate may result in future impairment. The Company performed a sensitivity analysis over key valuation assumptions.

The carrying value of the Company's DWR trade name indefinite-lived intangible asset was $55.1 million as of June 1, 2019. The calculated fair value of the reporting unit was $63.2 million which represents an excess fair value of $8.1 million or 14.6%. If the residual cash flows related to the Company's DWR trade name were to decline in future periods, the Company may need to record an impairment charge.

During fiscal 2017, the Company recognized pre-tax asset impairment expenses totaling $7.1 million associated with the Nemschoff trade name, after which there is no remaining carrying value for this trade name. This impairment expense was incurred due to the fact that the forecasted revenue and profitability of the business did not support the recorded fair value for the trade name. There was no impairment indicated on indefinite-lived intangible assets in fiscal 2019 or fiscal 2018 as a result of our impairment testing.

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

Herman Miller, Inc. and Subsidiaries 33

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

The Company has net operating loss (NOL) carryforwards available in certain jurisdictions to reduce future taxable income. The Company also has tax credits available in certain jurisdictions to reduce future tax due. Future tax benefits for NOL carryforwards and tax credits are recognized to the extent that realization of these benefits is considered more likely than not. This determination is based on the expectation that related operations will be sufficiently profitable or various tax planning strategies available to us.

Self-Insurance Reserves
With the assistance of independent actuaries, reserves are established for workers' compensation and general liability exposures. The reserves are established based on expected future claims for incurred losses. The Company also establishes reserves for health, prescription drugs and dental benefit exposures based on historical claims information along with certain assumptions about future trends. The methods and assumptions used to determine the liabilities are applied consistently, although, actual claims experience can vary. The Company also maintains insurance coverage for certain risk exposures through traditional, premium-based insurance policies. The Company's health benefit and auto liability retention levels do not include an aggregate stop loss policy. The Company's retention levels designated within significant insurance arrangements as of June 1, 2019, are as follows:

(In millions)	Retention Level (per occurrence)
General liability	$1.00
Auto liability	$1.00
Workers' compensation	$0.75
Health benefit	$0.50

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

34 2019 Annual Report

Changes in the discount rate and return on assets can have a significant effect on the expense and obligations related to our pension plans. The Company cannot reasonably predict if adjustments impacting the expense or obligation from changes in these estimates will be significant. Both the June 1, 2019 pension funded status and fiscal 2020 expense are affected by year end fiscal 2019 discount rate and expected return on assets assumptions. Any change to these assumptions will be specific to the time periods noted and may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

As of June 1, 2019, and June 2, 2018, the net actuarial loss associated with the employee pension and post-retirement benefit plans totaled approximately $48 million and $40 million, respectively.

The effect of a 1 percent increase/(decrease) in discount rates and expected return on assets on the projected fiscal 2020 expense and the pension obligation as at June 1, 2019 is shown below:

(In millions)
Assumption	2020 Expense		June 1, 2019 Obligation
	U.S.	International	U.S.	International
Discount rate	—	$(1.4) / 1.6	$(0.3) / 0.3	$(19.6) / 25.8
Expected return on assets	—	$(1.0) / 1.0	—	—

For purposes of determining annual net pension expense, the Company uses a calculated method for determining the market-related value of plan assets. Under this method, the Company recognizes the change in fair value of plan assets systematically over a five-year period. Accordingly, a portion of the net actuarial loss is deferred. As of June 1, 2019, the deferred net actuarial loss (i.e., the portion of the total net actuarial loss not subject to amortization) was $3.2 million.

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

•
Expected Volatility — This represents a measure, expressed as a percentage, of the expected fluctuation in the market price of the Company's common stock. As a point of reference, a high volatility percentage would assume a wider expected range of market returns for a particular security. All other assumptions held constant, this would yield a higher stock option valuation than a calculation using a lower measure of volatility. In measuring the fair value of the majority of stock options issued during fiscal 2019, we utilized an expected volatility of 27 percent.

•
Expected Term of Options — This assumption represents the expected length of time between the grant date of a stock option and the date at which it is exercised (option life). The Company assumed an average expected term of 4.4 years in calculating the fair values of the majority of stock options issued during fiscal 2019.

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

Herman Miller, Inc. and Subsidiaries 35

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

36 2019 Annual Report

Item 7A Quantitative and Qualitative Disclosures About Market Risk
The Company manufactures, markets, and sells its products throughout the world and, as a result, is subject to changing economic conditions, which could reduce the demand for its products.

Direct Material Costs
The Company is exposed to risks arising from price changes for certain direct materials and assembly components used in its operations. The largest of such costs incurred by the Company are for steel, plastics, textiles, wood particleboard, and aluminum components. The impact from changes in all commodity prices increased the Company's costs by approximately $16 million during fiscal 2019 compared to the prior year. The impact from changes in commodity prices increased the Company's costs by approximately $10 million during fiscal 2018 as compared to fiscal 2017. Note that these changes include the impact of Chinese tariffs on the Company's direct material costs.

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

In the normal course of business, the Company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the Company conducts its business are the British pound sterling, euro, Canadian dollar, Japanese yen, Mexican peso, Hong Kong dollar and Chinese renminbi. As of June 1, 2019, the Company had outstanding, thirteen forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies. Four forward contracts were placed to offset a 21.5 million U.S. dollar-denominated net asset exposure. Two forward contracts were placed to offset a 21 million euro-denominated net asset exposure. One forward contract was placed to offset an 8 million South African rand-denominated net asset exposure. One forward contract was placed to offset an $0.6 million Canadian dollar-denominated net asset exposure. Five forward contracts were placed to offset a 14.0 million U.S.dollar-denominated net liability exposure. One forward contract was placed to offset a 1.5 million euro-denominated net liability exposure.

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

The cost of the foreign currency hedges and remeasuring all foreign currency transactions into the appropriate functional currency was a net gain of $0.3 million in fiscal 2019 in contrast to net loss of $0.4 million in fiscal 2018 included in net earnings. These amounts are included in “Other Expenses (Income)” in the Consolidated Statements of Comprehensive Income. Additionally, the cumulative effect of translating the balance sheet and income statement accounts from the functional currency into the United States dollar decreased the accumulated comprehensive loss component of total stockholders' equity by $14.2 million and $2.7 million as of the end of as of the end of fiscal 2019 and 2018, respectively.

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

Herman Miller, Inc. and Subsidiaries 37

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
The fair market value of the effective interest rate swap instruments was a net liability of $1.2 million at June 1, 2019 compared to a net asset of $15.0 million at June 2, 2018. All cash flows related to the Company's interest rate swap instruments are denominated in U.S. dollars. For further information, refer to Notes 6 and 12 of the Consolidated Financial Statements.
Expected cash outflows (notional amounts) over the next five years and thereafter related to debt instruments are as follows.

(In millions)	2020	2021	2022	2023	2024	Thereafter	Total(1)
Long-Term Debt - Fixed rate:
Interest rate = 6.00%	$—	$50.0	$—	$—	$—	$—	$50.0
Interest rate = 1.949%(2)	$—	$—	$150.0	$—	$—	$—	$150.0
Interest rate = 2.387%(2)	$—	$—	$75.0	$—	$—	$—	$75.0
(1) Amount does not include the recorded fair value of the swap instruments, which totaled a $1.2 million net liability and a $15.0 million net asset at the end of fiscal 2019 and 2018, respectively.
(2) The Company's revolving credit facility has a variable interest rate, but due to the interest rate swaps, the rate on $150.0 million and $75.0 million will be fixed at 1.949% and 2.387%, respectively as demonstrated in the table above.

38 2019 Annual Report

Item 8 Financial Statements and Supplementary Data

Herman Miller, Inc.
Consolidated Statements of Comprehensive Income

	Fiscal Years Ended
(In millions, except per share data)	June 1, 2019	June 2, 2018	June 3, 2017
Net sales	$2,567.2	$2,381.2	$2,278.2
Cost of sales	1,637.3	1,508.2	1,414.0
Gross margin	929.9	873.0	864.2
Operating expenses:
Selling, general and administrative	639.3	615.3	587.5
Restructuring and impairment expenses	10.2	5.7	12.5
Design and research	76.9	73.1	73.1
Total operating expenses	726.4	694.1	673.1
Operating earnings	203.5	178.9	191.1
Other expenses (income):
Interest expense	12.1	13.5	15.2
Interest and other investment income	(2.1)	(4.4)	(2.2)
Other, net	(1.6)	1.7	0.5
Net other expenses	8.4	10.8	13.5
Earnings before income taxes	195.1	168.1	177.6
Income tax expense	39.6	42.4	55.1
Equity earnings from nonconsolidated affiliates, net of tax	5.0	3.0	1.6
Net earnings	160.5	128.7	124.1
Net earnings attributable to noncontrolling interests	—	0.6	0.2
Net earnings attributable to Herman Miller, Inc.	$160.5	$128.1	$123.9

Earnings per share — basic	$2.72	$2.15	$2.07
Earnings per share — diluted	$2.70	$2.12	$2.05

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(14.2)	$2.7	$(7.2)
Pension and post-retirement liability adjustments	(7.8)	10.4	(12.7)
Unrealized (losses) gains on interest rate swap agreement	(12.3)	7.8	2.1
Unrealized holding gain on available for sale securities	—	—	0.1
Total other comprehensive (loss) income	(34.3)	20.9	(17.7)
Comprehensive income	126.2	149.6	106.4
Comprehensive income attributable to noncontrolling interests	—	0.6	0.2
Comprehensive income attributable to Herman Miller, Inc.	$126.2	$149.0	$106.2

Herman Miller, Inc. and Subsidiaries 39

Herman Miller, Inc.
Consolidated Balance Sheets

(In millions, except share and per share data)	June 1, 2019	June 2, 2018
Assets
Current Assets:
Cash and cash equivalents	$159.2	$203.9
Marketable securities	8.8	8.6
Accounts and notes receivable, less allowances of $3.8 in 2019 and $3.3 in 2018	218.0	217.4
Unbilled accounts receivable	34.3	1.9
Inventories, net	184.2	162.4
Prepaid taxes	9.2	9.9
Other	47.6	41.3
Total Current Assets	661.3	645.4

Property and Equipment:
Land and improvements	24.2	24.4
Buildings and improvements	267.6	238.6
Machinery and equipment	733.0	700.0
Construction in progress	59.9	57.8
Gross Property and Equipment	1,084.7	1,020.8
Less: Accumulated depreciation	(736.1)	(689.4)
Net Property and Equipment	348.6	331.4
Goodwill	303.8	304.1
Indefinite-lived intangibles	78.1	78.1
Other amortizable intangibles, net	41.1	41.3
Other assets	136.4	79.2
Total Assets	$1,569.3	$1,479.5

Liabilities, Redeemable Noncontrolling Interests and Stockholders' Equity
Current Liabilities:
Accounts payable	$177.7	$171.4
Accrued compensation and benefits	85.5	86.3
Accrued warranty	53.1	51.5
Customer deposits	30.7	27.6
Other accrued liabilities	99.1	77.0
Total Current Liabilities	446.1	413.8

Long-term debt, less current portion	281.9	275.0
Pension and post-retirement benefits	24.5	15.6
Other liabilities	77.0	79.8
Total Liabilities	829.5	784.2

Redeemable noncontrolling interests	20.6	30.5
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 58,794,148 and 59,230,974 shares issued and outstanding in 2019 and 2018, respectively)	11.7	11.7
Additional paid-in capital	89.8	116.6
Retained earnings	712.7	598.3
Accumulated other comprehensive loss	(94.2)	(61.3)
Key executive deferred compensation	(0.8)	(0.7)
Herman Miller, Inc. Stockholders' Equity	719.2	664.6
Noncontrolling interests	—	0.2
Total Stockholders' Equity	719.2	664.8
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders' Equity	$1,569.3	$1,479.5

40 2019 Annual Report

Herman Miller, Inc.
Consolidated Statements of Stockholders' Equity

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Key Executive Deferred Compensation	Herman Miller, Inc. Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
(In millions, except share and per share data)		Shares	Amount
May 28, 2016	$—	59,868,276	$12.0	$142.7	$435.3	$(64.5)	$(1.1)	$524.4	$0.3	$524.7
Net earnings	—	—	—	—	123.9	—	—	123.9	—	123.9
Other comprehensive loss	—	—	—	—	—	(17.7)	—	(17.7)	—	(17.7)
Stock-based compensation expense	—	—	—	9.1	—	—	—	9.1	(0.1)	9.0
Excess tax benefit for stock-based compensation	—	—	—	(0.6)	—	—	—	(0.6)	—	(0.6)
Exercise of stock options	—	327,299	—	9.4	—	—	—	9.4	—	9.4
Restricted and performance stock units released	—	207,776	—	0.3	—	—	—	0.3	—	0.3
Employee stock purchase plan issuances	—	68,047	—	1.9	—	—	—	1.9	—	1.9
Repurchase and retirement of common stock	—	(765,556)	(0.1)	(23.7)	—	—	—	(23.8)	—	(23.8)
Directors' fees	—	9,982	—	0.3	—	—	—	0.3	—	0.3
Deferred compensation plan	—	—	—	(0.1)	—	—	0.1	—	—	—
Dividends declared ($0.68 per share)	—	—	—	—	(40.9)	—	—	(40.9)	—	(40.9)
Redemption value adjustment	—	—	—	—	1.2	—	—	1.2	—	1.2
June 3, 2017	$—	59,715,824	$11.9	$139.3	$519.5	$(82.2)	$(1.0)	$587.5	$0.2	$587.7
Net earnings	—	—	—	—	128.1	—	—	128.1	—	128.1
Other comprehensive income	—	—	—	—	—	20.9	—	20.9	—	20.9
Stock-based compensation expense	—	—	—	7.0	—	—	—	7.0	—	7.0
Exercise of stock options	—	538,259	—	14.6	—	—	—	14.6	—	14.6
Restricted and performance stock units released	—	256,884	0.1	0.2	—	—	—	0.3	—	0.3
Employee stock purchase plan issuances	—	67,335	—	2.0	—	—	—	2.0	—	2.0
Repurchase and retirement of common stock	—	(1,356,156)	(0.3)	(46.2)	—	—	—	(46.5)	—	(46.5)
Directors' fees	—	8,828	—	0.4	—	—	—	0.4	—	0.4
Deferred compensation plan	—	—	—	(0.4)	—	—	0.3	(0.1)	—	(0.1)
Dividends declared ($0.72 per share)	—	—	—	—	(43.2)	—	—	(43.2)	—	(43.2)
Redemption value adjustment	—	—	—	—	(6.2)	—	—	(6.2)	—	(6.2)
Cumulative effect of accounting changes	—	—	—	(0.3)	0.1	—	—	(0.2)	—	(0.2)
June 2, 2018	$—	59,230,974	$11.7	$116.6	$598.3	$(61.3)	$(0.7)	$664.6	$0.2	$664.8
Net earnings	—	—	—	—	160.5	—	—	160.5	—	160.5
Other comprehensive loss	—	—	—	—	—	(34.3)	—	(34.3)	—	(34.3)
Stock-based compensation expense	—	—	—	8.4	—	—	—	8.4	(0.2)	8.2
Exercise of stock options	—	347,248	0.1	10.0	—	—	—	10.1	—	10.1
Restricted and performance stock units released	—	468,807	0.1	0.2	—	—	—	0.3	—	0.3
Employee stock purchase plan issuances	—	62,957	—	1.9	—	—	—	1.9	—	1.9
Repurchase and retirement of common stock	—	(1,326,023)	(0.2)	(47.6)	—	—	—	(47.8)	—	(47.8)
Directors' fees	—	10,185	—	0.3	—	—	—	0.3	—	0.3
Deferred compensation plan	—	—	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Dividends declared ($0.79 per share)	—	—	—	—	(46.6)	—	—	(46.6)	—	(46.6)
Cumulative effect of accounting changes	—	—	—	—	0.5	1.4	—	1.9	—	1.9
June 1, 2019	$—	58,794,148	$11.7	$89.8	$712.7	$(94.2)	$(0.8)	$719.2	$—	$719.2

Herman Miller, Inc. and Subsidiaries 41

Herman Miller, Inc.
Consolidated Statements of Cash Flows

	Fiscal Years Ended
(In millions)	June 1, 2019	June 2, 2018	June 3, 2017
Cash Flows from Operating Activities:
Net earnings	$160.5	$128.7	$124.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation expense	65.9	60.9	52.9
Amortization expense	6.2	6.0	6.0
Earnings from nonconsolidated affiliates net of dividends received	(2.1)	(0.2)	(1.5)
Investment fair value adjustment	(2.1)	—	—
Loss (gain) on sales of property and dealers	0.8	(0.5)	—
Deferred taxes	0.8	(0.8)	14.8
Pension contributions	(0.9)	(13.4)	(1.1)
Pension and post-retirement expenses	1.2	2.9	0.5
Restructuring and impairment expenses	10.2	5.7	12.5
Stock-based compensation	7.3	7.7	8.7
Increase in long-term liabilities	1.6	3.4	6.2
Changes in current assets and liabilities:
(Increase) decrease in accounts receivable & unbilled accounts receivable	(24.8)	(33.1)	17.3
Increase in inventories	(31.9)	(12.4)	(29.9)
Increase in prepaid expenses and other	(0.6)	(3.0)	(0.5)
Increase (decrease) in accounts payable	0.5	16.0	(11.2)
(Decrease) increase in accrued liabilities	22.7	(0.3)	0.8
Other	1.1	(1.1)	2.5
Net Cash Provided by Operating Activities	216.4	166.5	202.1

Cash Flows from Investing Activities:
Net receipts (advances) from notes receivable	1.1	(1.1)	2.4
Marketable securities purchases	(1.9)	(1.0)	(2.0)
Marketable securities sales	1.7	1.0	0.9
Capital expenditures	(85.8)	(70.6)	(87.3)
Proceeds from sales of property and dealers	0.5	2.1	—
Payments of loans on cash surrender value of life insurance	—	—	(15.3)
Proceeds from life insurance policy	—	8.1	—
Purchase of HAY licensing agreement	(4.8)	—	—
Equity investment in non-controlled entities	(73.6)	—	(13.1)
Other, net	(2.2)	(1.2)	(1.9)
Net Cash Used in Investing Activities	(165.0)	(62.7)	(116.3)

Cash Flows from Financing Activities:
Repayments of long-term debt	—	(150.0)	—
Proceeds from credit facility	—	340.4	794.4
Repayments of credit facility	—	(115.4)	(816.4)
Dividends paid	(45.6)	(42.4)	(39.4)
Common stock issued	12.3	17.0	11.7
Common stock repurchased and retired	(47.9)	(46.5)	(23.7)
Purchase of noncontrolling interests	(10.1)	(1.0)	(1.5)
Other, net	(0.6)	0.4	0.3
Net Cash (Used in) Provided by Financing Activities	(91.9)	2.5	(74.6)
Effect of exchange rate changes on cash and cash equivalents	(4.2)	1.4	0.1
Net Increase In Cash and Cash Equivalents	(44.7)	107.7	11.3
Cash and cash equivalents, Beginning of Year	203.9	96.2	84.9
Cash and Cash Equivalents, End of Year	$159.2	$203.9	$96.2

Other Cash Flow Information
Interest paid	$11.5	$16.4	$13.4
Income taxes paid, net of cash received	$41.0	$34.2	$35.6

42 2019 Annual Report

Notes to the Consolidated Financial Statements

Herman Miller, Inc. and Subsidiaries 43

1. Significant Accounting and Reporting Policies

The following is a summary of significant accounting and reporting policies not reflected elsewhere in the accompanying financial statements.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Herman Miller, Inc. and its controlled domestic and foreign subsidiaries. The consolidated entities are collectively referred to as “the Company.” All intercompany accounts and transactions have been eliminated in the Consolidated Financial Statements.

Description of Business
The Company researches, designs, manufactures, sells, and distributes interior furnishings, for use in various environments including office, healthcare, educational and residential settings and provides related services that support companies all over the world. The Company's products are sold primarily through independent contract office furniture dealers as well as the following channels: owned contract office furniture dealers, direct customer sales, independent retailers, owned retail studios, direct-mail catalogs and the Company's e-commerce platforms.

Fiscal Year
The Company's fiscal year ends on the Saturday closest to May 31. The fiscal years ended June 1, 2019 and June 2, 2018 contained 52 weeks, while the fiscal year ended June 3, 2017 contained 53 weeks.

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

The financial statement impact of gains and losses resulting from remeasuring foreign currency transactions into the appropriate functional currency resulted in a net gain of $0.3 million and $0.4 million for the fiscal years ended June 1, 2019 and June 2, 2018, respectively, and a net loss of $0.7 million for the fiscal year ended June 3, 2017. These amounts are included in “Other, net” in the Consolidated Statements of Comprehensive Income.

Cash Equivalents
The Company holds cash equivalents as part of its cash management function. Cash equivalents include money market funds and time deposit investments with original maturities of less than three months. The carrying value of cash equivalents, which approximates fair value, totaled $102.8 million and $148.8 million as of June 1, 2019 and June 2, 2018, respectively. All cash equivalents are high-credit quality financial instruments, and the amount of credit exposure to any one financial institution or instrument is limited.

Marketable Securities
The Company maintains a portfolio of marketable securities primarily comprised of mutual funds. These mutual funds are comprised of both equity and fixed income funds. These investments are held by the Company's wholly owned insurance captive and are considered “available-for-sale” securities. Accordingly, they have been recorded at fair value based on quoted market prices. Net unrealized holding gains or losses related to the equity mutual funds are recorded through net income while net unrealized holding gains or losses related to the fixed income mutual funds are recorded through other comprehensive income.

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

44 2019 Annual Report

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

To estimate the fair value of each reporting unit when performing the quantitative testing, the Company utilizes a weighting of the income method and the market method. The income method is based on a discounted future cash flow approach that uses a number of estimates, including revenue based on assumed growth rates, estimated costs and discount rates based on the reporting unit's weighted average cost of capital. Growth rates for each reporting unit are determined based on internal estimates, historical data and external sources. The growth estimates are also used in planning for the Company's long-term and short-term business planning and forecasting. We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis against comparable market data. The market method is based on financial multiples of companies comparable to each reporting unit and applies a control premium. The carrying value of each reporting unit represents the assignment of various assets and liabilities, excluding corporate assets and liabilities, such as cash, investments and debt.

The Company completed the required annual goodwill impairment test in the fourth quarter of fiscal 2019, as of March 31, 2019, performing a quantitative and qualitative impairment test for all goodwill reporting units and other indefinite-lived intangible assets. For the reporting units that the Company elected to test qualitatively, as is permitted under ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, the Company concluded it to be more likely than not that their estimated fair values are greater than their respective carrying values.
In performing the quantitative impairment test, the Company determined that the fair value of the reporting units exceeded the carrying amount and, as such, the reporting units were not impaired and the second step of the impairment test was not necessary.

The Company performed a sensitivity analysis over key valuation assumptions. The carrying value of the Company's Retail reporting unit was $249.9 million as of June 1, 2019. The calculated fair value of the reporting unit was $282.6 million, which represents an excess fair value of $32.7 million or 13%. Due to the level that the reporting unit fair values exceeded the carrying amounts and the results of the sensitivity analysis, the Company may need to record an impairment charge if the operating results of its Retail reporting unit were to decline in future periods.

Intangible assets with indefinite useful lives are not subject to amortization and are evaluated annually for impairment, or more frequently, when events or changes in circumstances indicate that the fair value of an intangible asset may not be recoverable. The Company utilizes the relief from royalty methodology to test for impairment. The primary assumptions for the relief from royalty method include revenue forecasts, earnings forecasts, royalty rates and discount rates. The Company measures and records an impairment loss for the excess of the carrying value of the asset over its fair value. The Company's indefinite-lived intangible assets consist of certain trade names valued at approximately $78.1 million as of the end of fiscal 2019 and fiscal 2018. These assets have indefinite useful lives.

In fiscal 2019, the Company performed only quantitative assessments in testing indefinite-lived intangible assets for impairment. The carrying value of the Company's DWR trade name indefinite-lived intangible asset was $55.1 million as of June 1, 2019. The calculated fair value of the DWR trade name was $63.2 million which represents an excess fair value of $8.1 million or 14.6%. If the residual cash flows related to the Company's DWR trade name were to decline in future periods, the Company may need to record an impairment charge.

Herman Miller, Inc. and Subsidiaries 45

During fiscal 2017, the Company recognized asset impairment expense totaling $7.1 million associated with the Nemschoff trade name, which was recorded within the North America Contract operating segment. As of the end of fiscal 2017, the carrying value of the Nemschoff trade name was zero. These impairment expenses are recorded in the Restructuring and impairment expenses line item within the Consolidated Statements of Comprehensive Income.

Goodwill and other indefinite-lived assets included in the Consolidated Balance Sheets consist of the following:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Intangible Assets
Balance, June 3, 2017	$304.5	$78.1	$382.6
Foreign currency translation adjustments	(0.1)	—	(0.1)
Sale of owned dealer	(0.3)	—	(0.3)
Balance, June 2, 2018	$304.1	$78.1	$382.2
Foreign currency translation adjustments	(0.3)	—	(0.3)
Balance, June 1, 2019	$303.8	$78.1	$381.9

Property, Equipment and Depreciation
Property and equipment are stated at cost. The cost is depreciated over the estimated useful lives of the assets using the straight-line method. Estimated useful lives range from 3 to 10 years for machinery and equipment and do not exceed 40 years for buildings. Leasehold improvements are depreciated over the lesser of the lease term or the useful life of the asset. The Company capitalizes certain costs incurred in connection with the development, testing and installation of software for internal use and cloud computing arrangements. Software for internal use is included in property and equipment and is depreciated over an estimated useful life not exceeding 5 years. Depreciation and amortization expense is included in the Consolidated Statements of Comprehensive Income in the Cost of sales, Selling, general and administrative and Design and research line items.

As of the end of fiscal 2019, outstanding commitments for future capital purchases approximated $34.7 million.

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

	June 1, 2019
(In millions)	Patent and Trademarks	Customer Relationships	Other	Total
Gross carrying value	$20.1	$55.2	$12.0	$87.3
Accumulated amortization	12.5	27.6	6.1	46.2
Net	$7.6	$27.6	$5.9	$41.1

	June 2, 2018
	Patent and Trademarks	Customer Relationships	Other	Total
Gross carrying value	$22.4	$55.3	$7.5	$85.2
Accumulated amortization	14.7	23.5	5.7	43.9
Net	$7.7	$31.8	$1.8	$41.3

The Company amortizes these assets over their remaining useful lives using the straight-line method over periods ranging from 5 years to 20 years, or on an accelerated basis, to reflect the expected realization of the economic benefits. It is estimated that the weighted-average remaining useful life of patents and trademarks is approximately 6 years and the weighted-average remaining useful life of customer relationships is 7 years.

46 2019 Annual Report

Estimated amortization expense on existing amortizable intangible assets as of June 1, 2019, for each of the succeeding five fiscal years, is as follows:

(In millions)
2020	$6.4
2021	$6.3
2022	$6.1
2023	$5.4
2024	$5.1

Self-Insurance
The Company is partially self-insured for general liability, workers' compensation and certain employee health and dental benefits under insurance arrangements that provide for third-party coverage of claims exceeding the Company's loss retention levels. The Company's health benefit and auto liability retention levels do not include an aggregate stop loss policy. The Company's retention levels designated within significant insurance arrangements as of June 1, 2019, are as follows:

(In millions)	Retention Level (per occurrence)
General liability	$1.00
Auto liability	$1.00
Workers' compensation	$0.75
Health benefit	$0.50

The Company accrues for its self-insurance arrangements, as well as reserves for health, prescription drugs, and dental benefit exposures based on actuarially-determined estimates, which are recorded in “Other liabilities” in the Consolidated Balance Sheets. The value of the liability as of June 1, 2019 and June 2, 2018 was $11.7 million and $11.2 million, respectively. The actuarial valuations are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as legal actions, medical costs, payment lag times and changes in actual experience could cause these estimates to change. The general, auto, and workers' compensation liabilities are managed through the Company's wholly-owned insurance captive.

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

The redemption amounts are estimated based on the fair value of the subsidiary, which is determined based on a weighting of the discounted cash flow and market methods. The discounted cash flow analysis uses the present value of projected cash flows and a residual value. A market-based approach is used to determine the discount rate for the discounted cash flow method. Market multiples for comparable companies are used for the market method of valuation. The fair value of the subsidiary is sensitive to changes in projected revenues and costs, the discount rate and the forward multiples of the comparable companies.

Changes in the estimated redemption amounts of the noncontrolling interests, subject to put options, are reflected at each reporting period with a corresponding adjustment to Retained earnings. Future reductions in the carrying amounts are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interests at the time they were originally recorded. See Note 16 of the Consolidated Financial Statements for additional information.

Herman Miller, Inc. and Subsidiaries 47

Research, Development and Other Related Costs
Research, development, pre-production and start-up costs are expensed as incurred. Research and development ("R&D") costs consist of expenditures incurred during the course of planned research and investigation aimed at discovery of new knowledge useful in developing new products or processes. R&D costs also include the significant enhancement of existing products or production processes and the implementation of such through design, testing of product alternatives or construction of prototypes. R&D costs included in “Design and research” expense in the accompanying Consolidated Statements of Comprehensive Income are $58.8 million, $57.1 million and $58.6 million, in fiscal 2019, 2018, and 2017, respectively.

Royalty payments made to designers of the Company's products as the products are sold are a variable cost based on product sales. These expenses totaled $18.1 million, $16.0 million and $14.5 million in fiscal years 2019, 2018 and 2017 respectively. They are included in Design and research expense in the accompanying Consolidated Statements of Comprehensive Income.

Customer Payments and Incentives
We offer various sales incentive programs to our customers, such as rebates and discounts. Programs such as rebates and discounts are adjustments to the selling price and are therefore characterized as a reduction to net sales.

Revenue Recognition
The Company adopted ASC 606 - Revenue from Contracts with Customers at the beginning of fiscal 2019 using the modified retrospective approach. The Company completed its review of the impact of the new standard and identified certain key accounting policy changes that resulted from adopting the new standard. All necessary changes required by the new standard, including those to the Corporation's accounting policies, controls, and disclosures, have been identified and implemented as of the beginning of fiscal 2019. See Note 2 of the Consolidated Financial Statements for further information regarding the Company's revenue recognition accounting policies.
Shipping and Handling Expenses
The Company records shipping and handling related expenses under the caption Cost of sales in the Consolidated Statements of Comprehensive Income.

Cost of Sales
The Company includes material, labor and overhead in cost of sales. Included within these categories are items such as freight charges, warehousing costs, internal transfer costs and other costs of its distribution network.

Selling, General, and Administrative
The Company includes costs not directly related to the manufacturing of its products in the Selling, general, and administrative line item within the Consolidated Statements of Comprehensive Income. Included in these expenses are items such as compensation expense, rental expense, warranty expense and travel and entertainment expense.

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

48 2019 Annual Report

Earnings per Share
Basic earnings per share (EPS) excludes the dilutive effect of common shares that could potentially be issued, due to the exercise of stock options or the vesting of restricted shares and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net earnings by the sum of the weighted-average number of shares outstanding, plus all dilutive shares that could potentially be issued. Refer to Note 9 of the Consolidated Financial Statements for further information regarding the computation of EPS.

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

Herman Miller, Inc. and Subsidiaries 49

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
June 3, 2018
The Company adopted the standard effective June 3, 2018 using the modified retrospective method. Refer to Note 2 to the financial statements for further information regarding the adoption of the standard.

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
June 3, 2018
The Company adopted the standard effective June 3, 2018 using the modified retrospective method. As a result, the Company reclassified $0.1 million of net gains on mutual fund equity securities, that were formerly classified as available for sale securities before the adoption of the new standard, from Accumulated other comprehensive loss to Retained earnings. The impact of adoption also resulted in certain disclosure changes. Refer to Note 12 of the financial statements for further information.

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

Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
This standard changes the income statement presentation of the components of net periodic benefit cost for defined benefit pension and other postretirement benefit plans. Under the new guidance, entities must present the service cost component of net periodic benefit cost in the same income statement line items as other employee compensation costs related to services rendered during the period. Other components of net periodic benefit cost will be presented separately from the line items that include the service cost. Early adoption is permitted.
June 3, 2018
The Company retrospectively adopted the standard effective June 3, 2018. Prior to adoption, the Company recorded net periodic benefit costs related to its defined benefit pension and post-retirement medical plans within Selling, general and administrative expenses. As a result of adoption, these costs are recorded within Other, net. The Company retrospectively reclassified these costs in the Condensed Consolidated Statements of Comprehensive Income for the fiscal years ended June 2, 2018 and June 3, 2017 from Selling, general and administrative to Other, net. Refer to Note 8 of the financial statements for further information.

50 2019 Annual Report

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
June 2, 2019
The Company has assembled a project team and has made significant process towards implementation of the lease accounting standard. The Company will adopt the standard in fiscal 2020 using the modified-retrospective transition approach. The Company has substantially completed its identification of the global lease population and the data migration to a lease integration tool that will support the accounting and disclosure requirements under the standard. Also, the Company will elect the package of practical expedients. The Company is in the process of finalizing its accounting policies and internal control processes related to the new standard. Upon adoption, the Company expects to record lease liabilities and right-of-use assets in the range of $250 million to $300 million.

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

Herman Miller, Inc. and Subsidiaries 51

2. Revenue from Contracts with Customers

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
The cumulative impact to our Consolidated Balance Sheet as of June 3, 2018 was as follows:

	Balance at	Adjustments due	Balance at
(In millions)	June 2, 2018	to ASC 606	June 3, 2018
Balance Sheet
Assets:
Unbilled accounts receivable	$1.9	$11.1	$13.0
Inventories, net	162.4	(7.1)	155.3

Liabilities:
Accrued compensation and benefits	86.3	0.2	86.5
Other accrued liabilities	77.0	1.9	78.9

Equity:
Retained earnings	598.3	1.9	600.2

In accordance with the modified retrospective adoption rules per ASC 606, the Company has disclosed in the table below the differences in our financial statements due to the adoption of the standard. The “As reported” column represents the financial statement values recorded in accordance with ASC 606, while the “Legacy GAAP” column represents what the financial statement values would have been under ASC 605, had the new standard not been adopted.

	Year Ended June 1, 2019
(In millions)	As reported	Performance Obligation Change	Gross vs. Net Change	Legacy GAAP
Statement of Comprehensive Income
Net sales	$2,567.2	$(21.5)	$(38.0)	$2,507.7
Cost of sales	1,637.3	(12.8)	(38.0)	1,586.5
Gross margin	929.9	(8.7)		921.2
Total operating expenses	726.4	(0.1)		726.3
Operating earnings	203.5	(8.6)		194.9
Income tax expense	39.6	(1.5)		38.1
Net earnings	160.5	(7.1)		153.4

Herman Miller, Inc. and Subsidiaries 52

	As of June 1, 2019
(In millions)	As reported	Performance Obligation Change	Gross vs. Net Change	Legacy GAAP
Balance Sheet
Assets:
Unbilled accounts receivable	$34.3	$(32.6)		$1.7
Inventories, net	184.2	17.6		201.8

Liabilities:
Accrued compensation and benefits	85.5	(0.4)		85.1
Other accrued liabilities	99.1	(5.6)		93.5

Equity:
Retained earnings	712.7	(8.9)		703.8

There was no impact on Net Cash Provided by Operating Activities within the Company's Consolidated Statement of Cash Flows as a result of adopting ASC 606.

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

The Company's contracts with customers include master agreements and certain other forms of contracts, which do not reach the level of a performance obligation until a purchase order is received from a customer. At the point in time that a purchase order under a contract is received by the Company, the collective group of documents represent an enforceable contract between the Company and the customer. While certain customer contracts may have a duration of greater than a year, all purchase orders are less than a year in duration. As of June 1, 2019, all unfulfilled performance obligations are expected to be fulfilled in the next twelve months.

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

Herman Miller, Inc. and Subsidiaries 53

Disaggregated Revenue

The Company’s revenue is comprised primarily of sales of products and installation services. Depending on the type of contract, the method of accounting and timing of revenue recognition may differ. Below, descriptions have been provided that summarize the Company’s different types of contracts and how revenue is recognized for each.

–
Single Performance Obligation - these contracts are transacted with customers and include only the product performance obligation. Most commonly, these contracts represent master agreements with independent third-party dealers in which a purchase order represents the customer contract, point of sale transactions through the Retail reportable segment, as well as customer purchase orders for the Maharam subsidiary within the North America Contract reportable segment. For contracts that include a single performance obligation, the Company records revenue at the point in time when title and risk of loss has transferred to the customer.

–
Multiple Performance Obligations - these contracts are transacted with customers and include more than one performance obligation; products, which are shipped to the customer by the Company and installation and other services, which are primarily fulfilled by independent third-party dealers. For contracts that include multiple performance obligations, the Company records revenue for the product performance obligation at the point in time when control transfers, generally upon transfer of title and risk of loss to the customer. In most cases, the Company has concluded that it is the agent for the installation services performance obligation and as such, the revenue and costs of these services are recorded net within Net sales in the Company’s Consolidated Statements of Comprehensive Income.

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

Revenue disaggregated by contract type has been provided in the table below:

Year Ended
(In millions)	June 1, 2019
Net Sales:
Single performance obligation
Product revenue	$2,155.0
Multiple performance obligations
Product revenue	390.0
Service revenue	12.6
Other	9.6
Total	$2,567.2

Herman Miller, Inc. and Subsidiaries 54

Revenue disaggregated by product type and reportable segment has been provided in the table below:

Year Ended
(In millions)	June 1, 2019
North America Contract:
Systems	$564.4
Seating	501.8
Freestanding and storage	384.9
Textiles	113.8
Other	121.6
Total North America Contract	$1,686.5

International Contract:
Systems	$103.6
Seating	276.1
Freestanding and storage	53.0
Other	59.5
Total International Contract	$492.2

Retail:
Seating	$235.6
Freestanding and storage	67.5
Other	85.4
Total Retail	$388.5

Total	$2,567.2

Refer to Note 14 of the Consolidated Financial Statements for further information related to our reportable segments.

Contract Assets and Contract Liabilities
The Company records contract assets and contract liabilities related to its revenue generating activities. Contract assets include certain receivables from customers that are unconditional as all performance obligations with respect to the contract with the customer have been completed. These amounts represent trade receivables and they are recorded within the caption “Accounts and notes receivable” in the Consolidated Balance Sheets. The payment terms for the Company's customers differs depending on the type of customer. For third-party dealers and commercial contract customers, standard credit terms apply. Sales transacted through the Company's direct to consumer channels are generally paid for by the customer at point of sale.
Contract assets also include amounts that are conditional because certain performance obligations in the contract with the customer are incomplete as of the balance sheet date. These contract assets generally arise due to contracts with the customer that include multiple performance obligations, both the product that is shipped to the customer by the Company, as well as installation services provided by independent third-party dealers. For these contracts, the Company recognizes revenue upon satisfaction of the product performance obligation. However, the asset is conditional and the customer is not invoiced by the Company until the installation performance obligation is completed. These contract assets are included in the caption "Unbilled accounts receivable" in the Consolidated Balance Sheets until all performance obligations in the contract with the customer have been satisfied.

Contract liabilities represent deposits made by customers before the satisfaction of performance obligation(s) are complete and revenue is recognized. Upon completion of the performance obligation(s) that the Company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized. These customer deposits are included within the caption “Customer deposits” in the Consolidated Balance Sheets. During the year ended June 1, 2019, the Company recognized Net sales of $26.9 million related to customer deposits there were included in the balance sheet as of June 2, 2018.

Herman Miller, Inc. and Subsidiaries 55

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

On January 1, 2017, the Company completed the sale of a wholly-owned contract furniture dealership in Pennsylvania in exchange for a $3.0 million note receivable. A pre-tax gain of $0.7 million was recognized as a result of the sale within the caption Selling, general and administrative within the Consolidated Statements of Comprehensive Income. The full balance of the note receivable was paid in the fourth quarter of fiscal 2019.

Maars Holding B.V.
On August 31, 2018, Herman Miller Holdings Limited, a wholly owned subsidiary of the Company, acquired 48.2% of the outstanding equity of Global Holdings Netherlands B.V., which owns 100% of Maars Holding B.V. ("Maars”), a Harderwijk, Netherlands-based worldwide leader in the design and manufacturing of interior wall solutions. The Company acquired its 48.2% ownership interest in Maars for approximately $6.1 million in cash. The entity is accounted for using the equity method of accounting as the Company has significant influence, but not control, over the entity.

For the Maars equity method investment, the fair values assigned to the assets acquired were based on best estimates and assumptions as of the reporting date and the valuation analysis was completed in the fourth quarter of fiscal 2019 with no differences noted from the preliminary valuation.

Nine United Denmark A/S
On June 7, 2018, Herman Miller Holdings Limited, a wholly owned subsidiary of the Company, acquired 33% of the outstanding equity of Nine United Denmark A/S, d/b/a HAY and subsequently renamed to HAY A/S ("HAY”), a Copenhagen, Denmark-based, design leader in furniture and ancillary furnishings for residential and contract markets in Europe and Asia. The Company acquired its 33% ownership interest in HAY for approximately $65.5 million in cash. The entity is accounted for using the equity method of accounting as the Company has significant influence, but not control, over the entity.

The Company also acquired the rights to the HAY brand in North America under a long-term license agreement for approximately $4.8 million million in cash. This licensing agreement is recorded as an amortizing intangible asset and is being amortized over its 15-year useful life. This asset is recorded within Other amortizable intangibles, net within the Condensed Consolidated Balance Sheets.

For the Hay equity method investment, the fair values assigned to the assets acquired were based on best estimates and assumptions as of the reporting date and the valuation analysis was completed in the third quarter of fiscal 2019 with no differences noted from the preliminary valuation.

The Company is a party to options, that if exercised, would require the Company to purchase an additional 33% of the equity in HAY at fair market value. These options may be exercised during a period commencing from the third quarter of fiscal 2020 and annually thereafter.

4. Inventories

(In millions)	June 1, 2019	June 2, 2018
Finished goods and work in process	$139.1	$124.2
Raw materials	45.1	38.2
Total	$184.2	$162.4

Inventories valued using LIFO amounted to $26.5 million and $25.5 million as of June 1, 2019 and June 2, 2018, respectively. If all inventories had been valued using the first-in first-out method, inventories would have been $198.0 million and $175.3 million at June 1, 2019 and June 2, 2018, respectively.

56 2019 Annual Report

5. Investments in Nonconsolidated Affiliates

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

(in millions)	June 1, 2019	June 2, 2018
Investments in nonconsolidated affiliates	$89.0	$16.8

(in millions)	June 1, 2019	June 2, 2018	June 3, 2017
Equity earnings from nonconsolidated affiliates	$5.0	$3.0	$1.6

The Company had an ownership interest in seven nonconsolidated affiliates at June 1, 2019. Refer to the Company's ownership percentages shown below:

Ownership Interest	June 1, 2019	June 2, 2018
Kvadrat Maharam Arabia DMCC	50.0%	50.0%
Kvadrat Maharam Pty Limited	50.0%	50.0%
Kvadrat Maharam Turkey JSC	50.0%	50.0%
Danskina B.V.	50.0%	50.0%
Naughtone Holdings Limited*	52.5%	50.0%
Global Holdings Netherlands B.V.	48.2%	—%
HAY A/S	33.0%	—%
*The minority shareholders of Naughtone Holdings Limited have substantive participation rights, including participating in decisions related to hiring, firing, and compensation of executive management, as well as establishing the annual operating budget. As such, the entity is not consolidated.

Kvadrat Maharam
The Kvadrat Maharam nonconsolidated affiliates are distribution entities that are engaged in selling decorative upholstery, drapery and wall covering products. At June 1, 2019 and June 2, 2018, the Company's investment value in Kvadrat Maharam Pty was $1.8 million and $1.9 million more than the Company's proportionate share of the underlying net assets, respectively. This difference was driven by a step-up in fair value of the investment in Kvadrat Maharam Pty, stemming from the Maharam business combination. This amount is considered to be a permanent basis difference.

Naughtone
In the fourth quarter of fiscal 2019 the Company increased its investment in Naughtone from 50% to 52.5% for approximately $2.0 million. At June 1, 2019, the Company's investment value in Naughtone was $9.8 million more than the Company's proportionate share of the underlying net assets, of which $2.0 million was being amortized over the remaining useful lives of the assets, while $7.8 million was considered a permanent basis difference.

At June 2, 2018, the Company's investment value in Naughtone was $10.2 million more than the Company's proportionate share of the underlying net assets, of which $2.4 million was being amortized over the remaining useful lives of the assets, while $7.8 million was considered a permanent basis difference.

Maars
On August 31, 2018, Herman Miller Holdings Limited, a wholly owned subsidiary of the Company, acquired 48.2% of the outstanding equity of Global Holdings Netherlands B.V., which owns 100% of Maars Holding B.V. ("Maars”), a Harderwijk, Netherlands-based worldwide leader in the design and manufacturing of interior wall solutions. The Company acquired its 48.2% ownership interest in Maars for approximately $6.1 million in cash. The entity is accounted for using the equity method of accounting as the Company has significant influence, but not control, over the entity.

For the Maars equity method investment, the fair values assigned to the assets acquired were based on best estimates and assumptions as of the reporting date and the valuation analysis was completed in the fourth quarter of fiscal 2019 with no differences noted from the preliminary valuation.

Herman Miller, Inc. and Subsidiaries 57

As of the August 31, 2018 acquisition date, the Company's investment value in Maars was $3.1 million more than the Company's proportionate share of the underlying net assets. This amount represented the difference between the price that the Company paid to acquire 48.2% of the outstanding equity and the carrying value of the net assets of Maars. Of this difference, $2.7 million was being amortized over the remaining useful lives of the assets while, $0.4 million was considered a permanent difference.

At June 1, 2019, the Company's investment value in Maars was $2.7 million more than the Company's proportionate share of the underlying net assets, of which $2.3 million was being amortized over the remaining useful lives of the assets, while $0.4 million was considered a permanent basis difference.

HAY
On June 7, 2018, Herman Miller Holdings Limited, a wholly owned subsidiary of the Company, acquired 33% of the outstanding equity of Nine United Denmark A/S, d/b/a HAY and subsequently renamed to HAY A/S ("HAY”), a Copenhagen, Denmark-based, design leader in furniture and ancillary furnishings for residential and contract markets in Europe and Asia. The Company acquired its 33% ownership interest in HAY for approximately $65.5 million in cash. The entity is accounted for using the equity method of accounting as the Company has significant influence, but not control, over the entity.

For the HAY equity method investment, the fair values assigned to the assets acquired were based on best estimates and assumptions as of the reporting date and the valuation analysis was completed in the third quarter of fiscal 2019 with no differences noted from the preliminary valuation.

As of the June 7, 2018 acquisition date, the Company's investment value in HAY was $62.9 million more than the Company's proportionate share of the underlying net assets. This amount represented the difference between the price that the company paid to acquire 33% of the outstanding equity and the carrying value of the net assets of HAY. Of this difference, $26.6 million was being amortized over the remaining useful lives of the assets while, $36.3 million was considered a permanent difference.

At June 1, 2019, the Company's investment value in HAY was $56.8 million more than the Company's proportionate share of the underlying net assets, of which $22.6 million was being amortized over the remaining useful lives of the assets, while $34.2 million was considered a permanent basis difference. The change in the permanent basis difference from the acquisition date is due to changes in foreign currency exchange rates.

Transactions with Nonconsolidated Affiliates
Sales to and purchases from nonconsolidated affiliates were as follows for the periods presented below:

(in millions)	June 1, 2019	June 2, 2018	June 3, 2017
Sales to nonconsolidated affiliates	$3.9	$4.3	$4.0
Purchases from nonconsolidated affiliates	$23.0	$6.8	$4.2

Balances due to or due from nonconsolidated affiliates were as follows for the periods presented below:

(in millions)	June 1, 2019	June 2, 2018
Receivables from nonconsolidated affiliates	$0.7	$0.9
Payables to nonconsolidated affiliates	$1.2	$1.0

6. Long-Term Debt

Long-term debt consisted of the following obligations:

(In millions)	June 1, 2019	June 2, 2018
Debt securities, 6.0%, due March 1, 2021	$50.0	$50.0
Syndicated Revolving Line of Credit, due September 2021	225.0	225.0
Construction-Type Lease	6.9	7.0
Supplier financing program	3.1	3.8
Total debt	$285.0	$285.8
Less: Current debt	(3.1)	(10.8)
Long-term debt	$281.9	$275.0

58 2019 Annual Report

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

As of June 1, 2019, the total debt outstanding related to borrowings under the syndicated revolving line of credit was $225.0 million. Available borrowings against this facility were $165.0 million due to $10.0 million outstanding letters of credit. As of June 2, 2018, available borrowings against this facility were $166.8 million due to $8.2 million related to outstanding letters of credit.

The unsecured senior revolving credit facility restrict, without prior consent, our borrowings, capital leases and the sale of certain assets. In addition, we have agreed to maintain certain financial performance ratios, which include a maximum leverage ratio covenant, which is measured by the ratio of debt to trailing four quarter adjusted EBITDA (as defined in the credit agreement) and is required to be less than 3.5:1, except that we may elect, under certain conditions, to increase the maximum Leverage Ratio to 4:1 for four consecutive fiscal quarter end dates. The covenants also require a minimum interest coverage ratio, which is measured by the ratio of trailing four quarter EBITDA to trailing four quarter interest expense (as defined in the credit agreement) and is required to be greater than 4:1. Adjusted EBITDA is generally defined in the credit agreement as EBITDA adjusted by certain items which include non-cash share-based compensation, non-recurring restructuring costs and extraordinary items. At June 1, 2019 and June 2, 2018, the Company was in compliance with all of these restrictions and performance ratios.

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

The Company has lengthened the payment terms for certain suppliers that have chosen to participate in the program. As a result, certain amounts due to suppliers have payment terms that are longer than standard industry practice and as such, these amounts have been excluded from the caption “Accounts payable” in the Consolidated Balance Sheets as the amounts have been accounted for by the Company as a current debt obligation. Accordingly, $3.1 million and $3.8 million have been recorded within the caption “Other accrued liabilities” for the periods ended June 1, 2019 and June 2, 2018, respectively.

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

During the first quarter of fiscal 2019, the construction was substantially completed, and the property was placed in service. As a result, the Company began depreciating the assets over their estimated useful lives. The Company also reclassified the related financing liability to Long-term debt. Additionally, the Company began allocating its monthly lease payments between land rent, which is recorded as an operating lease expense, interest expense and the reduction of the related lease obligation. The imputed interest rate on the financing liability is 2.9%, the Company's incremental borrowing rate. The carrying value of the building was $6.7 million and the related financing liability was $6.9 million at June 1, 2019. The carrying value of the building and the related financing liability were both $7.0 million at June 2, 2018.

Annual maturities of debt for the five fiscal years subsequent to June 1, 2019 are as shown in the table below.

(In millions)
2020	$3.1
2021	$50.0
2022	$225.0
2023	$—
2024	$—
Thereafter	$6.9

Herman Miller, Inc. and Subsidiaries 59

7. Operating Leases

The Company leases real property and equipment under agreements that expire on various dates. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes, and other operating expenses.

Future minimum rental payments required under operating leases that have non-cancelable lease terms as of June 1, 2019, are as follows:

(In millions)
2020	$51.7
2021	$46.8
2022	$42.9
2023	$39.0
2024	$33.5
Thereafter	$101.9

Total rental expense charged to operations was $55.9 million, $49.3 million and $45.3 million, in fiscal 2019, 2018 and 2017, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

60 2019 Annual Report

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

Benefit Obligations and Funded Status
The following table presents, for the fiscal years noted, a summary of the changes in the projected benefit obligation, plan assets and funded status of the Company's domestic and international pension plans and post-retirement plan:

	Pension Benefits				Post-Retirement Benefits
	2019		2018		2019	2018
(In millions)	Domestic	International	Domestic	International
Change in benefit obligation:
Benefit obligation at beginning of year	$1.0	$105.9	$1.0	$113.8	$4.0	$5.0
Interest cost	—	2.7	0.1	2.7	0.1	0.1
Plan Amendments	—	0.9	—	—	—	—
Foreign exchange impact	—	(6.0)	—	4.2	—	—
Actuarial loss (gain)	0.1	9.7	—	(12.2)	(0.3)	(0.5)
Benefits paid	(0.1)	(4.1)	(0.1)	(2.6)	(0.5)	(0.6)
Benefit obligation at end of year	$1.0	$109.1	$1.0	$105.9	$3.3	$4.0

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$94.6	$—	$80.5	$—	$—
Actual return on plan assets	—	2.5	—	1.2	—	—
Foreign exchange impact	—	(5.1)	—	2.8	—	—
Employer contributions	0.1	0.3	0.1	12.7	0.5	0.6
Benefits paid	(0.1)	(4.1)	(0.1)	(2.6)	(0.5)	(0.6)
Fair value of plan assets at end of year	$—	$88.2	$—	$94.6	$—	$—

Funded status:
Under funded status at end of year	$(1.0)	$(20.9)	$(1.0)	$(11.3)	$(3.3)	$(4.0)

Components of the amounts recognized in the Consolidated Balance Sheets:
Current liabilities	$(0.1)	$—	$(0.1)	$—	$(0.6)	$(0.6)
Non-current liabilities	$(0.9)	$(20.9)	$(0.9)	$(11.3)	$(2.7)	$(3.4)

Components of the amounts recognized in Accumulated other comprehensive loss before the effect of income taxes:
Prior service cost	$—	$0.8	$—	$—	$—	$—
Unrecognized net actuarial loss (gain)	$0.3	$47.3	$0.3	$40.8	$(1.3)	$(1.1)
Accumulated other comprehensive loss	$0.3	$48.1	$0.3	$40.8	$(1.3)	$(1.1)

The Company retrospectively adopted ASU 2017-07 - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost on June 3, 2018. As the Company's pension and post retirement medical plans are frozen and not open to new plan participants, these plans no longer have a service component in net periodic benefit cost. Prior to adoption, the Company recorded net periodic benefit costs related to its defined benefit pension and post-retirement medical plans within Selling, general and administrative expenses. As a result of adoption, these costs are recorded within Other, net. The Company retrospectively reclassified $1.4 million and $0.3 million of net periodic benefit cost in the Consolidated Statements of Comprehensive Income for fiscal years 2018 and 2017, respectively, from Selling, general and administrative to Other, net.

Herman Miller, Inc. and Subsidiaries 61

The accumulated benefit obligation for the Company's domestic pension benefit plans totaled $1.0 million as of the end of both fiscal 2019 and fiscal 2018. For its international plans, the accumulated benefit obligation totaled $105.4 million and $102.2 million as of fiscal 2019 and fiscal 2018, respectively. The following table summarizes the totals for pension plans with accumulated benefit obligations in excess of plan assets:

Pension Plans with Accumulated Benefit Obligation in Excess of Plan Assets
(In millions)	2019	2018
Projected benefit obligation	$110.1	$106.9
Accumulated benefit obligation	$106.4	$103.1
Fair value of plan assets	$88.2	$94.6

The following table is a summary of the annual cost of the Company's pension and post-retirement plans:

Components of Net Periodic Benefit Costs and Other Changes Recognized in Other Comprehensive Income (Loss):
	Pension Benefits			Post-Retirement Benefits
(In millions)	2019	2018	2017	2019	2018	2017
Domestic:
Interest cost	$—	$0.1	$0.1	$0.1	$0.1	$0.2
Net periodic benefit cost	$—	$0.1	$0.1	$0.1	$0.1	$0.2

International:
Interest cost	$2.7	$2.7	$2.7
Expected return on plan assets	(4.5)	(5.6)	(4.7)
Net amortization	2.8	4.2	2.2
Net periodic benefit cost	$1.0	$1.3	$0.2

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
	Pension Benefits		Post-Retirement Benefits
(In millions)	2019	2018	2019	2018
Domestic:
Net actuarial gain	$0.1	$—	$(0.3)	$(0.5)
Total recognized in other comprehensive loss	$0.1	$—	$(0.3)	$(0.5)

International:
Net actuarial (gain) loss	$11.7	$(7.7)
Net amortization	(2.7)	(4.2)
Total recognized in other comprehensive loss	$9.0	$(11.9)

The net actuarial loss, included in accumulated other comprehensive loss (pretax), expected to be recognized in net periodic benefit cost during fiscal 2020 is $3.3 million.

Actuarial Assumptions
The weighted-average actuarial assumptions used to determine the benefit obligation amounts and the net periodic benefit cost for the Company's pension and post-retirement plans are as follows:

The weighted-average used in the determination of net periodic benefit cost:
	2019		2018		2017
(Percentages)	Domestic	International	Domestic	International	Domestic	International
Discount rate	3.99	2.87	3.53	2.49	3.51	3.43
Compensation increase rate	n/a	3.10	n/a	3.25	n/a	2.95
Expected return on plan assets	n/a	4.80	n/a	6.10	n/a	6.10

The weighted-average used in the determination of the projected benefit obligations:
Discount rate	3.47	2.39	3.99	2.87	3.53	2.49
Compensation increase rate	n/a	3.20	n/a	3.10	n/a	3.25

62 2019 Annual Report

The Company uses a full yield curve approach to estimate the interest component of net periodic benefit cost for pension and other postretirement benefits. This method applies the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows.

In calculating post-retirement benefit obligations for fiscal 2020, a 6.7 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2019, decreasing gradually to 4.3 percent by 2038 and remaining at that level thereafter. For purposes of calculating post-retirement benefit costs, a 7.1 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2019, decreasing gradually to 4.3 percent by 2038 and remaining at that level thereafter.

Changes in assumed health care cost-trend rates is not expected to have a significant impact on the post-employment liability.

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

The Company utilizes independent investment managers to assist with investment decisions within the overall guidelines of the investment strategy. The target asset allocation at the end of fiscal 2019 and asset categories for the Company's primary international pension plan for fiscal 2019 and 2018 are as follows:

Asset Category	Targeted Asset Allocation Percentage		Percentage of Plan Assets at Year End
	2019	2018	2019	2018
Fixed income	35	35	33	36
Common collective trusts	65	65	67	64
Total			100	100

(In millions)		International Plan as of June 1, 2019
Asset Category		Level 1	Level 2	Total
Cash and cash equivalents		$—	$—	$—
Foreign government obligations		—	29.3	29.3
Common collective trusts-balanced		—	58.9	58.9
Total		$—	$88.2	$88.2

(In millions)		International Plan as of June 2, 2018
Asset Category		Level 1	Level 2	Total
Cash and cash equivalents		$0.2	$—	$0.2
Foreign government obligations		—	33.4	33.4
Common collective trusts-balanced		—	61.0	61.0
Total		$0.2	$94.4	$94.6

Cash Flows
The Company reviews pension funding requirements to determine the contribution to be made in the next year. Actual contributions will be dependent upon investment returns, changes in pension obligations and other economic and regulatory factors. During fiscal 2019, the Company made total cash contributions of $0.9 million to its benefit plans. In fiscal 2018, the Company made total cash contributions of $13.4 million to its benefit plans.

Herman Miller, Inc. and Subsidiaries 63

The following represents a summary of the benefits expected to be paid by the plans in future fiscal years. These expected benefits were estimated based on the same actuarial valuation assumptions used to determine benefit obligations at June 1, 2019.

(In millions)	Pension Benefits Domestic	Pension Benefits International	Post-Retirement Benefits
2020	$0.1	$1.8	$0.5
2021	$0.1	$1.9	$0.4
2022	$0.1	$2.3	$0.4
2023	$0.1	$2.1	$0.4
2024	$0.1	$2.3	$0.3
2025-2029	$0.3	$16.7	$1.1

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

The cost of the Herman Miller, Inc. profit sharing contribution during fiscal 2017 was $6.0 million. No profit sharing contribution was made in fiscal 2019 or fiscal 2018. The expense recorded for the Company's 401(k) matching contributions and core contributions was approximately $25.4 million, $24.9 million and $22.8 million in fiscal years 2019, 2018 and 2017, respectively.

9. Common Stock and Per Share Information

The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three fiscal years:

(In millions, except shares)	2019	2018	2017
Numerator:
Numerator for both basic and diluted EPS, Net earnings attributable to Herman Miller, Inc.	$160.5	$128.1	$123.9

Denominator:
Denominator for basic EPS, weighted-average common shares outstanding	59,011,945	59,681,268	59,871,805
Potentially dilutive shares resulting from stock plans	369,846	630,037	682,784
Denominator for diluted EPS	59,381,791	60,311,305	60,554,589

Equity awards of 218,037 shares, 348,089 shares and 764,154 shares of common stock were excluded from the denominator for the computation of diluted earnings per share for the fiscal years ended June 1, 2019, June 2, 2018 and June 3, 2017, respectively, because they were anti-dilutive. The Company has certain share-based payment awards that meet the definition of participating securities.

Common Stock
The Company has two share repurchase plans authorized by the Board of Directors on September 25, 2007 and January 16, 2019, which provide share repurchase authorization of $550.0 million with no specified expiration date. The approximate dollar value of shares available for purchase under the plans at June 1, 2019 was $264.2 million. During fiscal year 2019, 2018, and 2017, shares repurchased and retired totaled 1,326,023, 1,356,156, and 765,556 shares respectively.

64 2019 Annual Report

10. Stock-Based Compensation

The Company utilizes equity-based compensation incentives as a component of its employee and non-employee director and officer compensation philosophy. Currently, these incentives consist principally of stock options, restricted stock, restricted stock units and performance share units. The Company also offers a stock purchase plan for its domestic and certain international employees. The Company issues shares in connection with its share-based compensation plans from authorized, but unissued, shares. At June 1, 2019 there were 5,991,307 shares authorized under the various stock-based compensation plans.

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

The Company classifies pre-tax stock-based compensation expense primarily within Operating expenses in the Consolidated Statements of Comprehensive Income. Pre-tax compensation expense and the related income tax benefit for all types of stock-based programs was as follows for the periods indicated:

(In millions)	June 1, 2019	June 2, 2018	June 3, 2017
Employee stock purchase program	$0.3	$0.3	$0.3
Stock option plans	(0.4)	2.6	2.0
Restricted stock units	4.6	3.9	3.6
Performance share units	2.8	0.9	2.8
Total	$7.3	$7.7	$8.7

Tax benefit	$1.6	$2.3	$3.1
As of June 1, 2019, total pre-tax stock-based compensation cost not yet recognized related to non-vested awards was approximately $7.1 million. The weighted-average period over which this amount is expected to be recognized is 0.96 years.

Employee Stock Purchase Program
Under the terms of the Company's Employee Stock Purchase Plan, 4 million shares of authorized common stock were reserved for purchase by plan participants at 85 percent of the market price. Shares of common stock purchased under the employee stock purchase plan were 62,957, 67,335, and 68,547 for the fiscal years ended 2019, 2018 and 2017 respectively.

Stock Option Plans
The Company grants options to purchase the Company's stock to certain key employees and non-employee directors at a price not less than the market price of the Company's common stock on the date of grant. Under the current award program, all options become exercisable between one and three years from date of grant and expire ten years from date of grant. Most options are subject to graded vesting with the related compensation expense recognized on a straight-line basis over the requisite service period.

Herman Miller, Inc. and Subsidiaries 65

In fiscal 2019 there were two separate stock option valuation dates. Therefore the table below has been presented with the assumptions relevant to each valuation date. The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. In determining these values, the following weighted-average assumptions were used for the options granted during the fiscal years indicated:

	2019	2018	2017
Risk-free interest rates (1)	2.65-2.70%	1.79%	1.01%
Expected term of options (2)	4.4 years	4.6 years	4.0 years
Expected volatility (3)	27%	26%	26%
Dividend yield (4)	2.18-2.33%	2.23%	2.13%
Weighted-average grant-date fair value of stock options:
Granted with exercise prices equal to the fair market value of the stock on the date of grant	$8.05	$6.39	$5.50
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
(4) Represents the quarterly dividend divided by the three-month average stock price as of the grant date, annualized and continuously compounded.

The following is a summary of the transactions under the Company's stock option plans:

	Shares Under Option	Weighted-Average Exercise Prices	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Term (Years)
Outstanding at June 2, 2018	1,063,249	$30.33	$2.9	7.45
Granted at market	156,008	$38.23
Exercised	(347,248)	$28.84
Forfeited or expired	(81,950)	$33.94
Outstanding at June 1, 2019	790,059	$32.17	$3.0	5.81
Ending vested + expected to vest	790,059	$32.17	$3.0	5.81
Exercisable at end of period	282,985	$28.51	$2.0	4.42

The weighted-average remaining recognition period of the outstanding stock options at June 1, 2019 was 1.12 years. The total pre-tax intrinsic value of options exercised during fiscal 2019, 2018 and 2017 was $3.3 million, $5.0 million and $1.3 million, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company's closing stock price as of the end of the period presented, which would have been received by the option holders had all option holders exercised in-the-money options as of that date. Total cash received during fiscal 2019 from the exercise of stock options was approximately $10 million.

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
The following is a summary of restricted stock unit transactions for the fiscal years indicated:

	Share Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Term (Years)
Outstanding at June 2, 2018	481,027	$32.20	$15.8	1.28
Granted	91,304	$37.81
Forfeited	(31,922)	$35.94
Released	(229,128)	$31.40
Outstanding at June 1, 2019	311,281	$33.93	$11.0	1.10
Ending vested + expected to vest	311,281	$33.93	$11.0	1.10

66 2019 Annual Report

The weighted-average remaining recognition period of the outstanding restricted stock units at June 1, 2019, was 0.99 years. The fair value of the share units that vested during the twelve months ended June 1, 2019, was $8.4 million. The weighted average grant-date fair value of restricted stock units granted during 2019, 2018, and 2017 was $37.81, $35.28 and $31.83 respectively.

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

The following is a summary of performance share unit transactions for the fiscal years indicated:

	Share Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Term (Years)
Outstanding at June 2, 2018	374,560	$30.76	$12.3	1.01
Granted	207,568	$36.37
Forfeited	(19,093)	$35.90
Released	(239,679)	$31.55
Outstanding at June 1, 2019	323,356	$33.48	$11.5	1.13
Ending vested + expected to vest	323,356	$33.48	$11.5	1.13

The weighted-average remaining recognition period of the outstanding performance share units at June 1, 2019, was 1.06 years. The fair value for shares that vested during the twelve months ended June 1, 2019, was $9.3 million. The weighted average grant-date fair value of performance share units granted during 2019, 2018, and 2017 was $36.37, $31.28, and $29.40 respectively.

Herman Miller Consumer Holdings Stock (HMCH) Option Plan
Certain employees were granted options to purchase stock of HMCH at a price not less than the market price of HMCH common stock on the date of grant. For the grants of options under the award program, options are potentially exercisable between one year and five years from date of grant and expire at the end of the window period that follows the fifth anniversary of the grant date. Vesting is based on the performance of HMCH over a period of five years. Certain of these options have been classified as liability awards as the holders have the right to put the underlying shares to the Company immediately upon exercise. Given this, the awards are measured at fair value at the end of each reporting period and compensation expense is adjusted accordingly to reflect the fair value over the requisite service period. The Company estimates the issuance date fair value of HMCH stock options on the date of grant using the Black-Scholes model. In fiscal 2019 the options did not meet their performance targets resulting in cancellation of awards and reversal of the related expense and liability. The expense reversal for these awards was $1.1 million during fiscal 2019 and the related liability for these awards was zero as of the end of fiscal 2019.

The following weighted-average assumptions were used to value the liability associated with HMCH stock options as of June 2, 2018:

2018
Risk-free interest rates (1)	2.29%
Expected term of options (2)	1.1 years
Expected volatility (3)	35%
Dividend yield	not applicable
Strike price	30.64
Per share value (4)	8.24
(1) Represents the U.S. Treasury yield over the same period as the expected option term.
(2) Represents the period of time that options granted are expected to be outstanding.
(3) Amount is determined based on analysis of historical price volatility of the common stock of peer companies over a period equal to the expected term of the options.
(4) Based on the Black-Scholes formula.

Herman Miller, Inc. and Subsidiaries 67

	Shares Under Option	Weighted-Average Exercise Prices	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Term (Years)
Outstanding at June 2, 2018	544,126	$24.04	$3.6	1.20
Exercised	(4,861)	$7.82
Forfeited	(468,558)	$24.39
Outstanding at June 1, 2019	70,707	$22.80	$0.5	0.20
Exercisable at end of period	70,707	$22.80	$0.5	0.20

The outstanding balance at June 1, 2019 in the preceding table represents fully vested options. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the HMCH market price, less the strike price, as of the end of the period presented, which would have been received by the option holders had all option holders exercised in-the-money options as of that date.

Deferred Compensation Plan
The Herman Miller, Inc. Executive Equalization Retirement Plan is a supplemental deferred compensation plan and was made available for salary deferrals and Company contributions beginning in January 2008. The plan is available to a select group of management or highly compensated employees who are selected for participation by the Executive Compensation Committee of the Board of Directors. The plan allows participants to defer up to 50 percent of their base salary and up to 100 percent of their incentive cash bonus. Company contributions to the plan “mirror” the amounts the Company would have contributed to the various qualified retirement plans had the employee's compensation not been above the IRS statutory ceiling ($280,000 in 2019). The Company does not guarantee a rate of return for these funds. Instead, participants make investment elections for their deferrals and Company contributions. Investment options are the same as those available under the Herman Miller Profit Sharing and 401(k) Plan, except for Company stock, which is not an investment option under this plan.

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

	2019	2018	2017
Shares of common stock	10,185	8,828	9,982
Shares through the deferred compensation program	7,619	2,207	2,582

68 2019 Annual Report

11. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law in the United States. The effects of the Act included the reduction of the federal corporate income tax rate from 35 percent to 21 percent and a new participation exemption system of taxation on foreign earnings, among other provisions.

In accordance with Staff Accounting Bulletin 118, for the year ended June 2, 2018, the Company recorded a provisional tax benefit of $3.1 million from the impact of the Act, primarily related to the one-time U.S. tax liability on certain undistributed foreign earnings and the remeasurement of current and deferred tax liabilities. Subsequently, as the U.S. Treasury Department issued additional guidance, the Company recorded adjustments to the provisional tax benefit. During the year ended June 1, 2019, the Company completed its accounting for all the effects of the Act and recorded adjustments to the provisional amounts primarily for the one-time U.S. tax liability on certain undistributed foreign earnings and also an adjustment related to foreign tax credits to increase the income tax benefit from the Act by $1.0 million.

The U.S. Treasury Department and the Internal Revenue Service are expected to continue issuing additional guidance related to the Act, which could have a material impact to the provision for income taxes. If applicable, the Company would recognize any adjustments in the provision for income taxes in the period additional guidance is issued.

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

The components of earnings before income taxes are as follows:

(In millions)	2019	2018	2017
Domestic	$136.2	$121.6	$131.4
Foreign	58.9	46.5	46.2
Total	$195.1	$168.1	$177.6

The provision (benefit) for income taxes consists of the following:

(In millions)	2019	2018	2017
Current: Domestic - Federal	$19.0	$30.2	$28.7
Domestic - State	6.4	4.3	2.3
Foreign	12.9	10.7	11.1
	38.3	45.2	42.1
Deferred: Domestic - Federal	1.0	(4.1)	9.2
Domestic - State	(0.2)	0.1	2.8
Foreign	0.5	1.2	1.0
	1.3	(2.8)	13.0
Total income tax provision	$39.6	$42.4	$55.1

Herman Miller, Inc. and Subsidiaries 69

The following table represents a reconciliation of income taxes at the United States statutory rate of 21% for 2019, 29.1% for 2018, and 35% for 2017 with the effective tax rate as follows:

(In millions)	2019	2018	2017
Income taxes computed at the United States Statutory rate	$41.0	$49.0	$62.2
Increase (decrease) in taxes resulting from:
Remeasurement of U.S. deferred tax assets and liabilities due to the Tax Act	(0.2)	(8.9)	—
U.S. tax liability on undistributed foreign earnings due to the Tax Act	(2.6)	9.0	—
Foreign-derived intangible income	(3.1)	—	—
Global intangible low-taxed income	6.9	—	—
Foreign statutory rate differences	1.9	(4.0)	(5.7)
Manufacturing deduction under the American Jobs Creation Act of 2004	—	(2.7)	(3.4)
State taxes	4.9	3.3	3.8
United Kingdom patent box deduction for research and development	(1.9)	(1.8)	(2.6)
Research and development credit	(3.4)	(2.4)	(1.4)
Foreign tax credit	(5.7)	(2.4)	(0.6)
Other, net	1.8	3.3	2.8
Income tax expense	$39.6	$42.4	$55.1
Effective tax rate	20.3%	25.2%	31.1%

The tax effects and types of temporary differences that give rise to significant components of the deferred tax assets and liabilities at June 1, 2019 and June 2, 2018, are as follows:

(In millions)	2019	2018
Deferred tax assets:
Compensation-related accruals	$13.1	$15.3
Accrued pension and post-retirement benefit obligations	7.2	6.6
Deferred revenue	6.1	5.6
Inventory related	1.2	1.0
Reserves for uncollectible accounts and notes receivable	0.7	0.6
Other reserves and accruals	8.1	5.2
Warranty	12.3	11.9
State and local tax net operating loss carryforwards and credits	2.5	2.3
Federal net operating loss carryforward	1.4	1.7
Foreign tax net operating loss carryforwards and credits	9.1	10.0
Accrued step rent and tenant reimbursements	4.2	3.8
Other	4.0	3.9
Subtotal	69.9	67.9
Valuation allowance	(10.4)	(10.3)
Total	$59.5	$57.6

Deferred tax liabilities:
Book basis in property in excess of tax basis	$(26.6)	$(25.5)
Intangible assets	(34.6)	(32.3)
Other	(2.1)	(6.9)
Total	$(63.3)	$(64.7)
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

At June 1, 2019, the Company had state and local tax NOL carry-forwards of $25.7 million, the state tax benefit of which is $1.4 million, which have various expiration periods from 1 to 21 years. The Company also had state credits with a state tax benefit of $1.1 million, which expire in 1 to 6 years. For financial statement purposes, the NOL carry-forwards and state tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $1.3 million.

70 2019 Annual Report

At June 1, 2019, the Company had federal NOL carry-forwards of $6.6 million, the tax benefit of which is $1.4 million, which expire in 10 years. For financial statement purposes, the NOL carry-forwards have been recognized as deferred tax assets.

At June 1, 2019, the Company had federal deferred assets of $2.2 million, the tax benefit of which is $0.5 million, which is related to investments in various foreign joint ventures. For financial statement purposes, the assets have been recognized as deferred tax assets, subject to a valuation allowance of $0.5 million.

At June 1, 2019, the Company had foreign net operating loss carry-forwards of $41.2 million, the tax benefit of which is $9.1 million, which have expiration periods from 9 years to an unlimited term. For financial statement purposes, the NOL carry-forwards have been recognized as deferred tax assets, subject to a valuation allowance of $7.6 million.

At June 1, 2019, the Company had foreign deferred assets of $5.5 million, the tax benefit of which is $1.0 million, which is related to various deferred taxes in Hong Kong and Brazil as well as buildings in the United Kingdom. For financial statement purposes, the assets have been recognized as deferred tax assets, subject to a valuation allowance of $1.0 million.

The Company has recorded transition tax on undistributed foreign earnings as required by the Act. No other provision was made for income taxes that may result from future remittances of the undistributed earnings of foreign subsidiaries that are determined to be indefinitely reinvested, which was $223.8 million on June 1, 2019. Determination of the total amount of unrecognized deferred income tax on undistributed earnings of foreign subsidiaries is not practicable.

The components of the Company's unrecognized tax benefits are as follows:

(In millions)
Balance at June 3, 2017	$2.8
Increases related to current year income tax positions	0.3
Increases related to prior year income tax positions	0.4
Decreases related to lapse of applicable statute of limitations	(0.3)
Balance at June 2, 2018	$3.2
Increases related to current year income tax positions	0.4
Increases related to prior year income tax positions	0.1
Decreases related to prior year income tax positions	(0.4)
Decreases related to lapse of applicable statute of limitations	(0.3)
Decreases related to settlements	(1.1)
Balance at June 1, 2019	$1.9

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

The Company recognizes interest and penalties related to unrecognized tax benefits through Income tax expense in its Consolidated Statements of Comprehensive Income. Interest and penalties and the related liability, which are excluded from the table above, were as follows for the periods indicated:

(In millions)	June 1, 2019	June 2, 2018	June 3, 2017
Interest and penalty expense (income)	$(0.3)	$0.1	$0.2
Liability for interest and penalties	$0.7	$1.0

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

During the year, the Company has partially closed the audit of fiscal 2018 with the Internal Revenue Service under the Compliance Assurance Process (CAP). For the majority of the remaining tax jurisdictions, the Company is no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2016.

Herman Miller, Inc. and Subsidiaries 71

12. Fair Value of Financial Instruments

The Company's financial instruments consist of cash equivalents, marketable securities, interest rate swaps, accounts and notes receivable, deferred compensation plan, accounts payable, debt, redeemable noncontrolling interests and foreign currency exchange contracts. The Company's financial instruments, other than long-term debt, are recorded at fair value. The fair value of fixed rate debt was based on third-party quotes (Level 2). The carrying value and fair value of the Company's long-term debt, including current maturities, is as follows for the periods indicated:

(In millions)	June 1, 2019	June 2, 2018
Carrying value	$285.0	$285.8
Fair value	$287.8	$288.6

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

Interest rate swap agreements — The Company's interest rate swap agreements value is determined using a market approach based on rates obtained from active markets. The interest rate swap agreements are designated as a cash flow hedging instrument.

Deferred compensation plan assets — The Company's deferred compensation plan primarily includes various domestic and international mutual funds that are recorded at fair value using quoted prices for similar securities.

Other — The Company's contingent consideration liabilities and redeemable noncontrolling interests are deemed to be level 3 fair value measurements. Refer to Note 16 for further information regarding redeemable noncontrolling interests.

The following table sets forth financial assets and liabilities measured at fair value through net income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of June 1, 2019 and June 2, 2018:

	Fair Value Measurements
	June 1, 2019			June 2, 2018
(In millions) Financial Assets	NAV	Quoted Prices With Other Observable Inputs (Level 2)	Management Estimates (Level 3)	NAV	Quoted Prices With Other Observable Inputs (Level 2)	Management Estimates (Level 3)
Cash equivalents:
Money market funds	$69.5	$—	$—	$121.0	$—	$—
Mutual funds - equity	—	0.9	—	—	0.9	—
Foreign currency forward contracts	—	—	—	—	0.4	—
Deferred compensation plan	—	12.5	—	—	15.1	—
Total	$69.5	$13.4	$—	$121.0	$16.4	$—

Financial Liabilities
Foreign currency forward contracts	$—	$1.4	$—	$—	$0.3	$—
Contingent consideration	—	—	0.2	—	—	0.5
Total	$—	$1.4	$0.2	$—	$0.3	$0.5

72 2019 Annual Report

The following table sets forth financial assets and liabilities measured at fair value through other comprehensive income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of June 1, 2019 and June 2, 2018.

(In millions)	June 1, 2019		June 2, 2018
Financial Assets	Quoted Prices with Other Observable Inputs (Level 2)	Management Estimate (Level 3)	Quoted Prices with Other Observable Inputs (Level 2)	Management Estimate (Level 3)
Mutual funds - fixed income	$7.9	$—	$7.7	$—
Interest rate swap agreement	1.0	—	15.0	—
Total	$8.9	$—	$22.7	$—

Financial Liabilities
Interest rate swap agreement	$2.2	—	—	$—
Total	$2.2	$—	$—	$—

The table below presents a reconciliation for liabilities measured at fair value using significant unobservable inputs (Level 3):

(In millions)
Contingent Consideration	June 1, 2019	June 2, 2018
Beginning balance	$0.5	$0.5
Net realized (gains) losses	(0.2)	0.1
Settlements	(0.1)	(0.1)
Ending balance	$0.2	$0.5

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

The following is a summary of the carrying and market values of the Company's fixed income mutual funds and equity mutual funds as of the dates indicated:

	June 1, 2019			June 2, 2018
(In millions)	Cost	Unrealized Gain/(Loss)	Market Value	Cost	Unrealized Gain/(Loss)	Market Value
Mutual funds - fixed income	$7.9	$—	$7.9	$7.8	$(0.1)	$7.7
Mutual funds - equity	0.8	0.1	0.9	0.7	0.2	0.9
Total	$8.7	$0.1	$8.8	$8.5	$0.1	$8.6

The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in the Consolidated Statements of Comprehensive Income within "Other, net".

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

The Company views its equity and fixed income mutual funds as available for use in its current operations. Accordingly, the investments are recorded within Current Assets within the Consolidated Balance Sheets.

On June 3, 2018, as a result of the adoption of ASU 2016-01 - Financial Instruments, the Company reclassified net gains on mutual fund equity securities, that were formerly classified as available for sale securities before the adoption of the new standard, from Accumulated other comprehensive loss to Retained earnings. The impact of adoption was $0.1 million which is not material to the Company's financial statements.

Herman Miller, Inc. and Subsidiaries 73

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

The notional amounts of the forward contracts held to purchase and sell U.S. dollars in exchange for other major international currencies were $38.1 million and $37.3 million as of June 1, 2019 and June 2, 2018, respectively. The notional amounts of the foreign currency forward contracts held to purchase and sell British pound sterling in exchange for other major international currencies were £19.2 million and £19.9 million as of June 1, 2019 and June 2, 2018, respectively. The Company also has other forward contracts related to other currency pairs at varying notional amounts.

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

The interest rate swaps were designated cash flow hedges at inception and remain an effective accounting hedge as of June 1, 2019. Since a designated derivative meets hedge accounting criteria, the fair value of the hedge is recorded in the Consolidated Statement of Stockholders’ Equity as a component of Accumulated other comprehensive loss, net of tax. The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings. The interest rate swap agreements are assessed for hedge effectiveness on a quarterly basis.

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

The fair value of the Company’s two outstanding interest rate swap agreements was a net liability of $1.2 million (comprised of a $1.0 million asset position and a $2.2 million liability position) and an asset of $15.0 million as of June 1, 2019 and June 2, 2018, respectively. The liability and asset fair value were recorded within Other Liabilities and Other Assets within the Consolidated Balance Sheets. Recorded within Other comprehensive loss, net of tax, for the effective portion of the Company's designated cash flow hedges was a net unrealized loss of $12.8 million and a net unrealized gain of $7.5 million for the fiscal years ended June 1, 2019 and June 2, 2018, respectively.

For fiscal 2019, 2018 and 2017, there were no gains or losses recognized against earnings for hedge ineffectiveness.

74 2019 Annual Report

Effects of Derivatives on the Financial Statements
The effects of derivatives on the consolidated financial statements were as follows for the fiscal years ended 2019 and 2018 (amounts presented exclude any income tax effects):

(In millions)	Balance Sheet Location	June 1, 2019	June 2, 2018
Designated derivatives:
Interest rate swap	Long-term assets: Other assets	$1.0	$15.0
Interest rate swap	Long-term liabilities: Other liabilities	$2.2	$—
Non-designated derivatives:
Foreign currency forward contracts	Current assets: Other	$—	$0.4
Foreign currency forward contracts	Current liabilities: Other accrued liabilities	$1.4	$0.3

		Fiscal Year
(In millions)	Statement of Comprehensive Income Location	June 1, 2019	June 2, 2018	June 3, 2017
Gain (loss) recognized on foreign currency forward contracts	Other expenses (income): Other, net	$0.3	$0.4	$(1.2)

The gain/(loss) recorded, net of income taxes, in Other comprehensive loss for the effective portion of designated derivatives was as follows for the periods presented below:

	Fiscal Year
(In millions)	June 1, 2019	June 2, 2018	June 3, 2017
Interest rate swap	$(12.8)	$7.5	$2.1

Losses reclassified from Accumulated other comprehensive loss into earnings were $0.5 million and $0.3 million for the fiscal years ended 2019 and 2018, respectively. There were no reclassifications required in fiscal 2017. The net of tax amount expected to be reclassified out of Accumulated other comprehensive loss into earnings during the next twelve months is a $0.3 million gain.

Investments in Equity Securities Without a Readily Determinable Fair Value
In the fourth quarter of fiscal 2019, the Company recorded a gain from a $2.1 million fair value adjustment in an investment in a technology partner, which increased the total carrying value of the investment to $3.6 million as of June 1, 2019. The gain was the result of an observable price change for a similar investment in the same entity.

Herman Miller, Inc. and Subsidiaries 75

13. Warranties, Guarantees and Contingencies

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

(In millions)	2019	2018	2017
Accrual balance, beginning	$51.5	$47.7	$43.9
Accrual for warranty matters	20.7	22.1	22.8
Settlements	(19.1)	(18.3)	(19.0)
Accrual balance, ending	$53.1	$51.5	$47.7

Other Guarantees
The Company is periodically required to provide performance bonds in order to conduct business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The performance bonds are provided by various bonding agencies and the Company is ultimately liable for claims that may occur against them. As of June 1, 2019, the Company had a maximum financial exposure related to performance bonds of approximately $5.7 million. The Company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not significantly affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded as of June 1, 2019 and June 2, 2018.

The Company periodically enters into agreements in the normal course of business that may include indemnification clauses regarding service losses. Service losses represent all direct or consequential loss, liability, damages, costs and expenses incurred by the customer or others resulting from services rendered by the Company, the dealer, or certain sub-contractors, due to a proven negligent act. The Company has no history of claims, nor is it aware of circumstances that would require it to perform under these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not significantly affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded as of June 1, 2019 and June 2, 2018.

The Company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of June 1, 2019, the Company had a $10 million financial exposure from these standby letters of credit. The Company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not significantly affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded as of June 1, 2019 and June 2, 2018.

Contingencies
The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's Consolidated Financial Statements.

The Company is a party to options, that if exercised, would require the Company to purchase an additional 33% of the equity in HAY at fair market value. These options may be exercised during a period commencing from the third quarter of fiscal 2020.

As of the end of fiscal 2019, outstanding commitments for future purchase obligations approximated $73.5 million.

76 2019 Annual Report

14. Operating Segments

In fiscal 2018, the Company's reportable segments consisted of North American Furniture Solutions, ELA ("EMEA, Latin America, and Asia Pacific") Furniture Solutions, Specialty and Consumer. Effective in the fourth quarter of fiscal 2019, the Company has revised its reportable segments to combine the Specialty reportable segment with the North American Furniture Solutions reportable segment. The newly combined segment is called "North America Contract". There were no changes to the Company's ELA Furniture Solutions ("ELA") and Consumer segments, but each has been renamed. Effective in the fourth quarter of fiscal 2019, ELA is now named "International Contract" and Consumer is named "Retail". The Specialty segment (Maharam, Geiger, Nemschoff and the Herman Miller Collection) has been combined with the North America Contract segment under a common segment manager as of the fourth quarter fiscal 2019. The change in operating segments reflect the basis of how the Company internally reports and evaluates financial information used to make operating decisions. Prior year results disclosed in the table below have been revised to reflect these changes.

The North America Contract segment includes the operations associated with the design, manufacture, and sale of furniture and textile products for work-related settings, including office, education, and healthcare environments, throughout the United States and Canada. The business associated with the Company's owned contract furniture dealers is also included in the North America Contract segment. In addition to the Herman Miller brand, this segment includes the operations associated with the design, manufacture and sale of high-craft furniture products and textiles including Geiger wood products, Maharam textiles, Nemschoff and Herman Miller Collection products. The International Contract segment includes EMEA, Latin America, and Asia-Pacific. International Contract includes the operations associated with the design, manufacture, and sale of furniture products, primarily for work-related settings, in these aforementioned geographic regions. The Retail segment includes operations associated with the sale of modern design furnishings and accessories to third party retail distributors, as well as direct to consumer sales through eCommerce, direct mailing catalogs and Design Within Reach and HAY studios.

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

Herman Miller, Inc. and Subsidiaries 77

The performance of the operating segments is evaluated by the Company's management using various financial measures. The following is a summary of certain key financial measures for the respective fiscal years indicated:

(In millions)	2019	2018	2017
Net Sales:
North America Contract	$1,686.5	$1,589.8	$1,574.6
International Contract	492.2	434.5	385.5
Retail	388.5	356.9	318.1
Corporate	—	—	—
Total	$2,567.2	$2,381.2	$2,278.2

Depreciation and Amortization:
North America Contract	$46.8	$43.9	$37.7
International Contract	10.5	10.2	9.4
Retail	14.1	12.1	10.2
Corporate	0.7	0.7	1.6
Total	$72.1	$66.9	$58.9

Operating Earnings (Losses):
North America Contract	$189.7	$175.2	$184.1
International Contract	57.8	36.9	36.2
Retail	5.3	13.9	4.8
Corporate	(49.3)	(47.1)	(34.0)
Total	$203.5	$178.9	$191.1

Capital Expenditures:
North America Contract	$52.7	$46.0	$56.8
International Contract	16.6	11.4	8.5
Retail	16.5	13.2	22.0
Corporate	—	—	—
Total	$85.8	$70.6	$87.3

Total Assets:
North America Contract	$733.6	$677.4	$691.5
International Contract	356.8	283.4	230.3
Retail	310.0	291.2	276.4
Corporate	168.9	227.5	108.1
Total	$1,569.3	$1,479.5	$1,306.3

Goodwill:
North America Contract	$185.3	$185.3	$185.6
International Contract	39.7	40.0	40.1
Retail	78.8	78.8	78.8
Corporate	—	—	—
Total	$303.8	$304.1	$304.5

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

78 2019 Annual Report

The Company's product offerings consist primarily of office furniture systems, seating, freestanding furniture, storage and casegoods. These product offerings are marketed, distributed and managed primarily as a group of similar products on an overall portfolio basis. The following is a summary of net sales estimated by product category for the respective fiscal years indicated:

(In millions)	2019	2018	2017
Net Sales:
Systems	$668.0	$601.5	$639.0
Seating	1,013.5	965.9	894.8
Freestanding and storage	505.4	465.1	428.8
Textiles	113.8	94.3	96.9
Other (1)	266.5	254.4	218.7
Total	$2,567.2	$2,381.2	$2,278.2

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

(In millions)	2019	2018	2017
Net Sales:
United States	$1,865.8	$1,737.9	$1,690.1
International	701.4	643.3	588.1
Total	$2,567.2	$2,381.2	$2,278.2

Long-lived assets:
United States	$422.1	$349.3	$328.6
International	52.2	50.5	45.3
Total	$474.3	$399.8	$373.9

The Company estimates that no single dealer accounted for more than 5 percent of the Company's net sales in the fiscal year ended June 1, 2019. The Company estimates that its largest single end-user customer accounted for $129.6 million, $109.8 million and $102.3 million of the Company's net sales in fiscal 2019, 2018 and 2017, respectively. This represents approximately 5 percent, 5 percent and 5 percent of the Company's net sales in fiscal 2019, 2018 and 2017, respectively.

Approximately 5 percent of the Company's employees are covered by collective bargaining agreements, most of whom are employees of its Nemschoff and Herman Miller Holdings Limited subsidiaries.

Herman Miller, Inc. and Subsidiaries 79

15. Accumulated Other Comprehensive Loss

The following table provides an analysis of the changes in accumulated other comprehensive loss for the years ended June 1, 2019, June 2, 2018 and June 3, 2017:

	Year Ended
(In millions)	June 1, 2019	June 2, 2018	June 3, 2017
Cumulative translation adjustments at beginning of period	$(34.1)	$(36.8)	$(29.6)
Other comprehensive (loss) income before reclassifications	(14.2)	2.7	(7.2)
Balance at end of period	(48.3)	(34.1)	(36.8)

Pension and other post-retirement benefit plans at beginning of period	(37.2)	(47.6)	(34.9)
Other comprehensive (loss) income before reclassifications (net of tax of $2.0, ($2.9), and $3.7)	(10.0)	5.3	(14.5)
Reclassification from accumulated other comprehensive income - Other, net	2.6	4.2	2.2
Tax (expense) benefit	(0.4)	0.9	(0.4)
Net reclassifications	2.2	5.1	1.8
Net current period other comprehensive (loss) income	(7.8)	10.4	(12.7)
Balance at end of period	(45.0)	(37.2)	(47.6)

Interest rate swap agreement at beginning of period	9.9	2.1	—
Cumulative effect of accounting change	1.5	—	—
Other comprehensive (loss) income before reclassifications (net of tax of $5.3, ($4.0), and ($1.2))	(12.8)	7.5	2.1
Reclassification from accumulated other comprehensive income - Other, net	0.5	0.3	—
Net reclassifications	0.5	0.3	—
Net current period other comprehensive (loss) income	(12.3)	7.8	2.1
Balance at end of period	(0.9)	9.9	2.1

Unrealized Gains on Available-for-sale Securities at beginning of period	0.1	0.1	—
Cumulative effect of accounting change	(0.1)	—	—
Other comprehensive income before reclassifications	—	—	0.1
Balance at end of period	—	0.1	0.1

Total Accumulated other comprehensive loss	$(94.2)	$(61.3)	$(82.2)

80 2019 Annual Report

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

Changes in the Company’s Redeemable noncontrolling interests for the years ended June 1, 2019 and June 2, 2018 are as follows:

	Year Ended
(In millions)	June 1, 2019	June 2, 2018
Balance at beginning of period	$30.5	$24.6
Purchase of redeemable noncontrolling interests	(10.1)	(1.0)
Net income attributable to redeemable noncontrolling interests	—	0.6
Exercised options	0.2	0.1
Redemption value adjustment	—	6.2
Other adjustments	—	—
Balance at end of period	$20.6	$30.5

The Company is the controlling owner of a subsidiary in which there are redeemable noncontrolling equity interests outstanding. Certain minority shareholders in this subsidiary have the right, at certain times, to require the subsidiary to acquire a portion of their ownership interest in those entities at fair value. During fiscal 2019, these minority shareholders exercised certain of these options to require the Company's subsidiary to purchase $10.1 million of the outstanding redeemable noncontrolling interests. By comparison, options exercised by the minority shareholders in fiscal 2018 resulted in purchases totaling $1.0 million. The subsidiary also has an option to acquire a portion of the redeemable noncontrolling interests at fair market value. On July 23, 2019, the subsidiary exercised an option that allowed it to acquire approximately $12.6 million of the remaining $20.6 million of the redeemable noncontrolling equity interests.

17. Restructuring and Impairment Activities

North America Contract segment

2019 Restructuring Expense

During the fourth quarter of fiscal 2019, the Company announced restructuring activities associated with our profit improvement initiatives, including costs associated with an early retirement program. The Company also engaged in the consolidation of facilities related to its Nemschoff business. These actions resulted in pre-tax restructuring expenses totaling $7.7 million relating to employee severance related actions of $6.7 million and lease termination and disposal activities of $1.0 million in the fourth quarter. Future estimated restructuring expenses relate to the early retirement program and are estimated at a cost of $1.8 million. The project is expected to generate cost savings of approximately $10 million and is expected to conclude in the second quarter of fiscal 2020.
The table below shows provides an analysis of the North America Contract Segment restructuring cost reserve for the year ended June 1, 2019:

	June 1, 2019
(In millions)	Severance and Employee-Related	Exit or Disposal Activities	Total
Beginning Balance	$—	$—	$—
Restructuring Costs	6.7	1.0	$7.7
Ending Balance	$6.7	$1.0	$7.7

Herman Miller, Inc. and Subsidiaries 81

2018 Restructuring Expense

During the first quarter of fiscal 2018, the Company announced restructuring actions involving targeted workforce reductions primarily within the North America Contract segment. These actions related to the Company's cost savings initiatives and resulted in the recognition of restructuring expenses of $1.4 million in the first quarter of fiscal 2018. The restructuring actions were completed, and final payments made in fiscal 2018.

During the second quarter of fiscal 2018, the Company announced further restructuring actions involving targeted workforce reductions primarily within the North America Contract segment. These actions related to the Company's previously announced cost savings initiatives and resulted in the recognition of restructuring expenses of $0.4 million in the second quarter of fiscal 2018. The restructuring actions were completed, and final payments made in fiscal 2018.

International Contract segment

During the fourth quarter of fiscal 2018, the Company announced a facilities consolidation plan related to its International Contract segment. This impacted certain office and manufacturing facilities in the United Kingdom and China. It is currently contemplated that this plan will generate approximately $3 million in annual cost reductions as part of the Company's three-year cost savings initiatives.

During fiscal 2018 the Company recognized restructuring expenses of $3.9 million of which $2.4 million related to workforce reductions and $1.5 million related to the exit and disposal activities as a result of consolidating the United Kingdom office and China manufacturing facilities.

In the fourth quarter of fiscal 2019, the Company recognized restructuring expenses of $0.8 million related to the consolidation of the facilities mentioned above. In fiscal 2019, the Company recognized restructuring and impairment expenses of $2.5 million related to the facilities consolidation plan, comprised primarily of $0.8 million related to an asset impairment recorded against the office building in the United Kingdom that is being vacated and $1.4 million from the consolidation of the Company's manufacturing facilities in China. As the United Kingdom office building and related assets meet the criteria to be designated as assets held for sale, the carrying value of these assets have been classified as current assets and included within "Other" in the Consolidated Balance Sheets for the period ended June 1, 2019. The carrying amount of the assets held for sale was approximately $4.2 million as of June 1, 2019.

The Company expects the International Contract facilities consolidations to be completed by the first quarter of fiscal 2020. It is currently contemplated that this plan will incur an additional estimated $2 million of future restructuring and related special charges.

The following table provides an analysis of the changes in the International Contract segment restructuring costs reserve for the fiscal year ended June 2, 2018 and the fiscal year ended June 1, 2019 :

(In millions)	Severance and Employee-Related	Impairment of Property and Equipment	Exit or Disposal Activities	Total
June 3, 2017	$—	$—	$—	$—
Restructuring Costs	2.4	—	1.5	$3.9
Amounts Paid	(2.4)	—	(1.5)	$(3.9)
June 2, 2018	$—	$—	$—	$—
Restructuring Costs	0.3	0.8	1.4	$2.5
Amounts Paid	(0.2)	—	(1.3)	$(1.5)
Charges Against Assets	—	(0.8)	—	$(0.8)
June 1, 2019	$0.1	$—	$0.1	$0.2

18. Variable Interest Entities

The Company has long-term notes receivable with certain of its third-party owned dealers that are deemed to be variable interests in variable interest entities. The carrying value of these long-term notes receivable was $1.6 million and $2.5 million as of June 1, 2019 and June 2, 2018, respectively, and represents the Company’s maximum exposure to loss. The Company is not deemed to be the primary beneficiary for any of these variable interest entities as each entity controls the activities that most significantly impact the entity’s economic performance, including sales, marketing, and operations.

82 2019 Annual Report

19. Quarterly Financial Data (Unaudited)

Set forth below is a summary of the quarterly operating results on a consolidated basis for the years ended June 1, 2019, June 2, 2018, and June 3, 2017.

(In millions, except per share data)		First Quarter (1)	Second Quarter (1)	Third Quarter (1)	Fourth Quarter (1)
2019	Net sales	$624.6	$652.6	$619.0	$671.0
	Gross margin	225.1	235.6	221.0	248.2
	Net earnings attributable to Herman Miller, Inc.	35.8	39.3	39.2	46.2
	Earnings per share-basic	0.60	0.66	0.67	0.78
	Earnings per share-diluted	0.60	0.66	0.66	0.78

2018	Net Sales	$580.3	$604.6	$578.4	$618.0
	Gross margin	216.9	222.1	205.8	228.3
	Net earnings attributable to Herman Miller, Inc.	33.1	33.5	29.8	31.8
	Earnings per share-basic	0.55	0.56	0.50	0.53
	Earnings per share-diluted	0.55	0.55	0.49	0.53

2017	Net sales	$598.6	$577.5	$524.9	$577.2
	Gross margin	230.0	218.0	195.5	220.9
	Net earnings attributable to Herman Miller, Inc.	36.3	31.7	22.5	33.4
	Earnings per share-basic	0.61	0.53	0.38	0.56
	Earnings per share-diluted	0.60	0.53	0.37	0.55
(1) For some line items, the sum of the quarters does not equal the annual balance reflected in the Consolidated Statements of Comprehensive Income due to rounding associated with the calculations on an individual quarter basis.

Herman Miller, Inc. and Subsidiaries 83

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 1, 2019, based on the original framework in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes the Company's internal control over financial reporting was effective as of June 1, 2019.

Ernst & Young LLP has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included herein.

/s/ Andrea R. Owen
Andrea R. Owen
Chief Executive Officer

/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer

84 2019 Annual Report

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Herman Miller, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Herman Miller, Inc. and subsidiaries’ internal control over financial reporting as of June 1, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Herman Miller, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 1, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Herman Miller, Inc. and subsidiaries as of June 1, 2019 and June 2, 2018, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 1, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) of the Company and our report dated July 30, 2019 expressed an unqualified opinion thereon.

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
July 30, 2019

Herman Miller, Inc. and Subsidiaries 85

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Herman Miller, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Herman Miller, Inc. and subsidiaries (the Company) as of June 1, 2019 and June 2, 2018, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 1, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 1, 2019 and June 2, 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 1, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 1, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated July 30, 2019 expressed an unqualified opinion thereon.

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
July 30, 2019

86 2019 Annual Report

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Herman Miller, Inc. and Subsidiaries 87

Item 9A Controls and Procedures

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 1, 2019 and have concluded that as of that date, the Company's disclosure controls and procedures were effective.

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

(c)
Changes in Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting during the fourth quarter ended June 1, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

88 2019 Annual Report

Item 9B Other Information

None

Herman Miller, Inc. and Subsidiaries 89

PART III

Item 10 Directors, Executive Officers and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons
Information relating to directors and director nominees of the Company is contained under the caption “Director and Executive Officer Information” in the Company's definitive Proxy Statement, relating to the Company's 2019 Annual Meeting of Stockholders, and the information within that section is incorporated by reference. Information relating to Executive Officers of the Company is included in Part I hereof entitled “Executive Officers of the Registrant.”

Compliance with Section 16(a) of the Exchange Act
Information relating to compliance with Section 16(a) of the Exchange Act is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive Proxy Statement, relating to the Company's 2019 Annual Meeting of Stockholders, and the information within that section is incorporated by reference.

Code of Ethics
The Company has adopted a Code of Conduct that serves as the code of ethics for the executive officers and senior financial officers and as the code of business conduct for all Company directors and employees. This code is made available free of charge through the “Investors” section of the Company's internet website at www.hermanmiller.com. Any amendments to, or waivers from, a provision of this code also will be posted to the Company's internet website.

Corporate Governance
Information relating to the identification of the audit committee, audit committee financial experts, and director nomination procedures of the Company is contained under the captions “Board Committees” and “Corporate Governance and Board Matters — Director Nominations” in the Company's definitive Proxy Statement, relating to the Company's 2019 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference.

90 2019 Annual Report

Item 11 Executive Compensation

Information relating to executive compensation is contained under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination, Death, Disability, Retirement or Change in Control,” “Director Compensation,” “Director Compensation Table,” and “Compensation Committee Interlocks and Insider Participation” in the Company's definitive Proxy Statement, relating to the Company's 2019 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference. The information under the caption “Compensation Committee Report” is incorporated by reference, however, such information is not deemed filed with the Commission.

Herman Miller, Inc. and Subsidiaries 91

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The sections entitled “Voting Securities and Principal Stockholders,” “Director and Executive Officer Information,” and “Equity Compensation Plan Information” in the Company's definitive Proxy Statement, relating to the Company's 2019 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference.

92 2019 Annual Report

Item 13 Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions contained under the captions “Related Party Transactions,” and “Corporate Governance and Board Matters — Determination of Independence of Board Members” in the Company's definitive Proxy Statement, relating to the Company's 2019 Annual Meeting of Stockholders and the information within these sections is incorporated by reference.

Herman Miller, Inc. and Subsidiaries 93

Item 14 Principal Accountant Fees and Services

Information relating to the ratification of the selection of the Company's independent public accountants and concerning the payments to our principal accountants and the services provided by our principal accounting firm set forth under the captions "Ratification of the Audit Committee's selection of Independent Registered Accounting Firm" and “Disclosure of Fees Paid to Independent Auditors” in the Company's definitive Proxy Statement, relating to the Company's 2019 Annual Meeting of Stockholders, and the information within that section is incorporated by reference.

94 2019 Annual Report

PART IV

Item 15 Exhibits and Financial Statement Schedule

(a)	The following documents are filed as a part of this report:

	1.	Financial Statements

	The following Consolidated Financial Statements of the Company are included in this Annual Report on Form 10-K on the pages noted:

			Page Number in this Form 10-K
	Consolidated Statements of Comprehensive Income		39
	Consolidated Balance Sheets		40
	Consolidated Statements of Stockholders' Equity		41
	Consolidated Statements of Cash Flows		42
	Notes to the Consolidated Financial Statements		43
	Management's Report on Internal Control over Financial Reporting		84
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting		85
	Report of Independent Registered Public Accounting Firm on Financial Statements		86

	2.	Financial Statement Schedule

	The following financial statement schedule is included in this Annual Report on Form 10-K on the pages noted:

			Page Number in this Form 10-K
	Schedule II-	Valuation and Qualifying Accounts and Reserves for the Years Ended June 1, 2019, June 2, 2018 and and June 3, 2017	101

All other schedules required by Form 10-K Annual Report have been omitted because they were not applicable, included in the Notes to the Consolidated Financial Statements, or otherwise not required under instructions contained in Regulation S-X.

	3.	Exhibits

	Reference is made to the Exhibit Index which is included on pages 97-99.

Herman Miller, Inc. and Subsidiaries 95

Item 16 Form 10-K Summary

None

Herman Miller, Inc. and Subsidiaries 96

EXHIBIT INDEX

(3)	Articles of Incorporation and Bylaws

	(a)	Restated Articles of Incorporation, dated October 8, 2018, is incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K Report dated October 8, 2018 (Commission File No. 001-15141).

	(b)	Amended and Restated Bylaws, dated April 9, 2019, is incorporated by reference to Exhibit 3 of the Registrant's Form 8-K Report dated April 9, 2019 (Commission File No. 001-15141).

(4)	Instruments Defining the Rights of Security Holders

	(a)	Specimen copy of Herman Miller, Inc., common stock is incorporated by reference to Exhibit 4(a) of Registrant's 1981 Form 10-K Annual Report (Commission File No. 001-15141).

(b)
Other instruments which define the rights of holders of long-term debt individually represent debt of less than 10% of total assets. In accordance with item 601(b)(4)(iii)(A) of regulation S-K, the Registrant agrees to furnish to the Commission copies of such agreements upon request.

(c)
Dividend Reinvestment Plan for Shareholders of Herman Miller, Inc., dated January 6, 1997, is incorporated by reference to Exhibit 4(d) of the Registrant's 1997 Form 10-K Annual Report (Commission File No. 000-05813).

(d)
Third Amended and Restated Credit agreement dated as of July 21, 2014 among Herman Miller, Inc. and various lenders is incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 8-K dated July 22, 2014 (Commission File No. 001-15141).

(10)	Material Contracts

	(a)	Herman Miller, Inc. 2011 Long-Term Incentive Plan, as amended by Sixth Amendment (2019).(1)

(b)
Herman Miller, Inc. Nonemployee Officer and Director Deferred Compensation Plan is incorporated by reference to Exhibit 10(b) of the Registrant's Form 10-K Report dated July 26, 2016 (Commission File No. 001-15141).(1)

	(c)	Form of Change in Control Agreement of the Registrant is incorporated by reference to Exhibit 10(c) of Registrant's Form 10-K Report dated August 1, 2017 (Commission File No. 001-15141).(1)

	(d)	Herman Miller, Inc. Executive Equalization Retirement Plan is incorporated by reference to Exhibit 10 (d) of the Registrant's Form 10-K Report dated July 28, 2015 (Commission File No. 001-15141).(1)

(e)
Form of Herman Miller, Inc., Long-Term Incentive Plan Stock Option Agreement is incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q Report dated January 9, 2019 (Commission File No. 001-15141).(1)

(f)
Form of Herman Miller, Inc., Long-Term Incentive Restricted Stock Unit Award is incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q Report dated January 9, 2019 (Commission File No. 001-15141).(1)

(g)
Form of Herman Miller, Inc. 2011 Long-Term Incentive HMVA Plan Performance Share Unit Award is incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q Report dated January 9, 2019 (Commission File No. 001-15141).(1)

(h)
Form of Herman Miller, Inc. 2011 Long-Term Incentive Plan TSR Performance Share Unit Award Agreement is incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-Q Report dated January 9, 2019 (Commission File No. 001-15141).(1)

Herman Miller, Inc. and Subsidiaries 97

(i)
Form of Herman Miller, Inc. 2011 Long-Term Incentive Plan Conditional Stock Option Award is incorporated by reference to Exhibit 10(p) of the Registrant's 10-K Report dated July 28, 2015 (Commission File No. 001-15141).(1)

(j)
Trust Under the Herman Miller, Inc. Nonemployee Officer and Director Compensation Plan is incorporated by reference to Exhibit 10(q) of the Registrant's Form 10-K Report dated July 26, 2016 (Commission File No. 001-15141).(1)

(k)
Retirement Agreement dated February 5, 2018 between Herman Miller, Inc. and Brian C. Walker, Chief Executive Officer, is incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q Report dated April 11, 2018 (Commission File No. 001-15141).(1)

(l)
Covenant Agreement dated February 5, 2018 between Herman Miller, Inc. and Brian C. Walker, Chief Executive Officer, is incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q Report dated April 11, 2018 (Commission File No. 001-15141).(1)

(m)
Form of Retention Agreement between Herman Miller, Inc. and Jeffrey M. Stutz, Gregory J. Bylsma, Andrew J. Lock, and B. Ben Watson is incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K Report dated February 5, 2018 (Commission File No. 001-15141).(1)

(n)
The Share Purchase agreement dated June 7, 2018 between Herman Miller Holdings Limited, Nine United A/S and Holdingselskabet af 1/7 2007 ApS is incorporated by reference to Exhibit 10(v) of Registrant's Form 10-K Report dated July 31, 2018 (Commission File No. 001-15141).(1)

(o)
Employment Agreement between Herman Miller, Inc. and Andrea R. Owen, Chief Executive Officer, dated August 3, 2018, is incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Report dated October 10, 2018 (Commission File No. 001-15141).(1)

(p)
Stock Option Agreement between Herman Miller, Inc. and Andrea Owen is incorporated by reference to Exhibit [10.5] of the Registrant's Form 10-Q Report dated January 9, 2019 (Commission File No. 001-15141). (1)

(q)
Restricted Stock Unit Award Agreement between Herman Miller, Inc. and Andrea Owen is incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-Q Report dated January 9, 2019 (Commission File No. 001-15141).(1)

(r)
HMVA Performance Share Award Agreement between Herman Miller, Inc. and Andrea Owen is incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-Q Report dated January 9, 2019 (Commission File No. 001-15141).(1)

(s)
TSR Performance Share Unit Award Agreement between Herman Miller, Inc. and Andrea Owen is incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-Q Report dated January 9, 2019 (Commission File No. 001-15141).(1)

(t)
Herman Miller, Inc. 2019 Executive Incentive Cash Bonus Plan dated July 15, 2019 is incorporated by reference to Exhibit 10 of the Registrant's Form 8-K filed July 19, 2019 (Commission File No. 001-15141).(1)

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

98 2019 Annual Report

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
(1) Denotes compensatory plan or arrangement.

Herman Miller, Inc. and Subsidiaries 99

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERMAN MILLER, INC.
/s/ Jeffrey M. Stutz
By	Jeffrey M. Stutz Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory for Registrant)

Date:     July 30, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on, July 30, 2019 by the following persons on behalf of the Registrant in the capacities indicated.

/s/ Michael A. Volkema	/s/ Lisa Kro
Michael A. Volkema (Chairman of the Board)	Lisa Kro (Director)

/s/ David A. Brandon	/s/ Mary Vermeer Andringa
David A. Brandon (Director)	Mary Vermeer Andringa (Director)

/s/ Douglas D. French	/s/ John R. Hoke III
Douglas D. French (Director)	John R. Hoke III (Director)

/s/ Heidi Manheimer	/s/ J. Barry Griswell
Heidi Manheimer (Director)	J. Barry Griswell (Director)

/s/ Mike Smith	/s/ Andrea R. Owen
Mike Smith (Director)	Andrea R. Owen (President, Chief Executive Officer, and Director)

/s/ Jeffrey M. Stutz
Jeffrey M. Stutz (Chief Financial Officer and Principal Accounting Officer)

100 2019 Annual Report

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Charges to expenses or net sales	Deductions (3)	Balance at end of period
Year ended June 1, 2019:
Accounts receivable allowances — uncollectible accounts(1)	$2.4	$0.6	$(0.1)	$2.9

Accounts receivable allowances — credit memo(2)	$0.5	$—	$0.1	$0.6

Allowance for possible losses on notes receivable	$0.4	$(0.1)	$—	$0.3

Valuation allowance for deferred tax asset	$10.3	$0.4	$(0.3)	$10.4

Year ended June 2, 2018:
Accounts receivable allowances — uncollectible accounts(1)	$2.3	$0.6	$(0.5)	$2.4

Accounts receivable allowances — credit memo(2)	$0.4	$0.1	$—	$0.5

Allowance for possible losses on notes receivable	$0.9	$(0.5)	$—	$0.4

Valuation allowance for deferred tax asset	$10.0	$0.5	$(0.2)	$10.3

Year ended June 3, 2017:
Accounts receivable allowances — uncollectible accounts(1)	$3.4	$—	$(1.1)	$2.3

Accounts receivable allowances — credit memo (2)	$0.4	$—	$—	$0.4

Allowance for possible losses on notes receivable	$0.9	$—	$—	$0.9

Valuation allowance for deferred tax asset	$10.6	$(0.6)	$—	$10.0
(1) Activity under the “Charges to expense or net sales” column are recorded within selling, general and administrative expenses.
(2) Activity under the “Charges to expenses or net sales” column are recorded within net sales.
(3) Represents amounts written off, net of recoveries and other adjustments. Includes effects of foreign translation.

Herman Miller, Inc. and Subsidiaries 101