Form 10-Q
period 2019-08-31
MILLER HERMAN INC
filed 2019-10-08
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-15141
__________________________________________
HERMAN MILLER, INC.
(Exact name of registrant as specified in its charter)
__________________________________________

Michigan	38-0837640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
855 East Main Avenue
Zeeland, MI 49464
(Address of principal executive offices and zip code)
(616) 654-3000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MLHR	NASDAQ

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐  No  ☒

As of October 3, 2019, Herman Miller, Inc. had 59,058,295 shares of common stock outstanding.

Herman Miller, Inc. Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

Herman Miller, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Dollars in millions, except share data)
(Unaudited)

	Three Months Ended
	August 31, 2019	September 1, 2018
Net sales	$670.9	$624.6
Cost of sales	424.8	399.5
Gross margin	246.1	225.1
Operating expenses:
Selling, general and administrative	165.0	159.5
Restructuring expense	1.8	1.1
Design and research	19.2	18.5
Total operating expenses	186.0	179.1
Operating earnings	60.1	46.0
Other expenses (income):
Interest expense	3.0	2.9
Other, net	(0.9)	(1.0)
Earnings before income taxes and equity income	58.0	44.1
Income tax expense	12.2	8.9
Equity income from nonconsolidated affiliates, net of tax	2.2	0.7
Net earnings	48.0	35.9
Net (loss) earnings attributable to noncontrolling interests	(0.2)	0.1
Net earnings attributable to Herman Miller, Inc.	$48.2	$35.8

Earnings per share — basic	$0.82	$0.60
Earnings per share — diluted	$0.81	$0.60

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$(9.3)	$(7.9)
Pension and other post-retirement plans	0.7	0.7
Interest rate swaps	(8.8)	(0.5)
Unrealized holding loss	—	(0.1)
Other comprehensive loss, net of tax	(17.4)	(7.8)
Comprehensive income	30.6	28.1
Comprehensive (loss) income attributable to noncontrolling interests	(0.2)	0.1
Comprehensive income attributable to Herman Miller, Inc.	$30.8	$28.0

See accompanying notes to Condensed Consolidated Financial Statements.

Herman Miller, Inc.
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share data)
(Unaudited)

	August 31, 2019	June 1, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$159.5	$159.2
Short-term investments	9.0	8.8
Accounts and notes receivable, net	218.3	218.0
Unbilled accounts receivable	33.8	34.3
Inventories, net	181.2	184.2
Prepaid expenses and other	51.8	56.8
Total current assets	653.6	661.3
Property and equipment, at cost	1,087.1	1,084.7
Less — accumulated depreciation	(749.6)	(736.1)
Net property and equipment	337.5	348.6
Right of use assets	233.3	—
Goodwill	303.6	303.8
Indefinite-lived intangibles	78.1	78.1
Other amortizable intangibles, net	39.7	41.1
Other noncurrent assets	139.0	136.4
Total Assets	$1,784.8	$1,569.3

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$178.5	$177.7
Accrued compensation and benefits	70.0	85.5
Accrued warranty	53.3	53.1
Customer deposits	32.4	30.7
Other accrued liabilities	150.7	99.1
Total current liabilities	484.9	446.1
Long-term debt	275.0	281.9
Pension and post-retirement benefits	23.5	24.5
Lease liabilities	200.2	—
Other liabilities	56.0	77.0
Total Liabilities	1,039.6	829.5
Redeemable noncontrolling interests	—	20.6
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 59,063,900 and 58,794,148 shares issued and outstanding in 2020 and 2019, respectively)	11.8	11.7
Additional paid-in capital	97.4	89.8
Retained earnings	748.2	712.7
Accumulated other comprehensive loss	(111.6)	(94.2)
Deferred compensation plan	(0.6)	(0.8)
Total Stockholders' Equity	745.2	719.2
Total Liabilities, Redeemable Noncontrolling Interests, and Stockholders' Equity	$1,784.8	$1,569.3

See accompanying notes to Condensed Consolidated Financial Statements.

Herman Miller, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in millions)
(Unaudited)

	Three Months Ended
	August 31, 2019	September 1, 2018
Cash Flows from Operating Activities:
Net earnings	$48.0	$35.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19.3	19.0
Stock-based compensation	2.6	2.5
Earnings from nonconsolidated affiliates net of dividends received	(2.1)	(0.7)
Restructuring expenses	1.8	1.1
Decrease (increase) in current assets	1.4	(7.6)
Decrease in current liabilities	(18.9)	(18.3)
Increase in non-current liabilities	—	0.6
Other, net	2.6	0.4
Net Cash Provided by Operating Activities	54.7	32.9

Cash Flows from Investing Activities:
Equity investment in non-controlled entities	(3.1)	(71.6)
Capital expenditures	(20.6)	(22.0)
Purchase of HAY licensing agreement	—	(4.8)
Other, net	(0.3)	(1.3)
Net Cash Used in Investing Activities	(24.0)	(99.7)

Cash Flows from Financing Activities:
Dividends paid	(11.6)	(10.7)
Common stock issued	12.7	8.5
Common stock repurchased and retired	(7.6)	(20.8)
Purchase of redeemable noncontrolling interests	(19.8)	(10.0)
Other, net	(1.6)	—
Net Cash Used in Financing Activities	(27.9)	(33.0)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2.5)	(2.4)
Net Increase (Decrease) in Cash and Cash Equivalents	0.3	(102.2)

Cash and Cash Equivalents, Beginning of Period	159.2	203.9
Cash and Cash Equivalents, End of Period	$159.5	$101.7

See accompanying notes to Condensed Consolidated Financial Statements.

Herman Miller, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Dollars in millions, except share data)
(Unaudited)

	Three Months Ended August 31, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation Plan	Herman Miller, Inc. Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount
June 1, 2019	58,794,148	$11.7	$89.8	$712.7	$(94.2)	$(0.8)	$719.2	$—	$719.2
Net earnings		—	—	48.2	—	—	48.2	(0.2)	48.0
Other comprehensive loss, net of tax	—	—	—	—	(17.4)	—	(17.4)	—	(17.4)
Stock-based compensation expense	—	—	2.6	—	—	—	2.6	—	2.6
Exercise of stock options	382,898	0.1	12.1	—	—	—	12.2	—	12.2
Restricted and performance stock units released	45,105	—	—	—	—	—	—	—	—
Employee stock purchase plan issuances	14,750	—	0.5	—	—	—	0.5	—	0.5
Repurchase and retirement of common stock	(173,001)	—	(7.6)	—	—	—	(7.6)	—	(7.6)
Deferred compensation plan	—	—	—	—	—	0.2	0.2	—	0.2
Dividends declared ($0.21 per share)	—	—	—	(12.5)	—	—	(12.5)	—	(12.5)
Redemption value adjustment	—	—	—	(0.2)	—	—	(0.2)	0.2	—
August 31, 2019	59,063,900	$11.8	$97.4	$748.2	$(111.6)	$(0.6)	$745.2	$—	$745.2

	Three Months Ended September 1, 2018
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation Plan	Herman Miller, Inc. Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount
June 2, 2018	59,230,974	$11.7	$116.6	$598.3	$(61.3)	$(0.7)	$664.6	$0.2	$664.8
Net earnings	—	—	—	35.8	—	—	35.8	—	35.8
Other comprehensive loss	—	—	—	—	(7.8)	—	(7.8)	—	(7.8)
Stock-based compensation expense	—	—	2.2	—	—	—	2.2	—	2.2
Exercise of stock options	265,739	0.2	7.9	—	—	—	8.1	—	8.1
Restricted and performance stock units released	335,266	0.1	—	—	—	—	0.1	—	0.1
Employee stock purchase plan issuances	16,805	—	0.5	—	—	—	0.5	—	0.5
Repurchase and retirement of common stock	(545,866)	(0.1)	(20.7)	—	—	—	(20.8)	—	(20.8)
Dividends declared ($0.1975 per share)	—	—	—	(11.6)	—	—	(11.6)	—	(11.6)
Cumulative effect of accounting changes	—	—	—	2.0	(0.1)	—	1.9	—	1.9
September 1, 2018	59,302,918	$11.9	$106.5	$624.5	$(69.2)	$(0.7)	$673.0	$0.2	$673.2

See accompanying notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share data)
(unaudited)

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

The accompanying unaudited Condensed Consolidated Financial Statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly the financial position of the Company as of August 31, 2019. Operating results for the three months ended August 31, 2019 are not necessarily indicative of the results that may be expected for the year ending May 30, 2020. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 1, 2019. All intercompany transactions have been eliminated in the Condensed Consolidated Financial Statements. The financial statements of equity method investments are not consolidated.

2. Recently Issued Accounting Standards

Recently Adopted Accounting Standards

On June 2, 2019, the Company adopted Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)" using the modified retrospective method. Under the updated standard a lessee's rights and obligations under most leases, including existing and new arrangements, are recognized as assets and liabilities, respectively, on the balance sheet. Refer to Note 4 to the Condensed Consolidated Financial Statements for further information regarding the adoption of the standard.

On June 2, 2019, the Company adopted ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" using the prospective method. This update amends the hedge accounting recognition and presentation with the objectives of improving the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities and simplifying the application of hedge accounting. The update expands the strategies eligible for hedge accounting, relaxes the timing requirements of hedge documentation and effectiveness assessments and permits the use of qualitative assessments on an ongoing basis to assess hedge effectiveness. The new guidance also requires new disclosures and presentation. The adoption did not have a material impact on the Company's financial statements. Refer to Note 12 to the Condensed Consolidated Financial Statements for further information.

Recently Issued Accounting Standards Not Yet Adopted

The Company is currently evaluating the impact of adopting the following relevant standards issued by the FASB:

Standard		Description	Effective Date

2016-13	Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This guidance replaces the existing incurred loss impairment model with an expected loss model and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.
May 31, 2020
2018-13	Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	This update eliminates, adds and modifies certain disclosure requirements for fair value measurements. Early adoption is permitted.	May 31, 2020
2018-14	Compensation - Retirement Benefits - Defined Benefits Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	This update eliminates, adds and clarifies certain disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Early adoption is permitted.	May 30, 2021

All other issued and not yet effective accounting standards are not relevant to the Company.

3. Revenue from Contracts with Customers

Disaggregated Revenue

Revenue disaggregated by contract type has been provided in the table below:

	Three Months Ended
(In millions)	August 31, 2019	September 1, 2018
Net Sales:
Single performance obligation
Product revenue	$566.2	$535.2
Multiple performance obligations
Product revenue	99.9	84.8
Service revenue	2.3	2.7
Other	2.5	1.9
Total	$670.9	$624.6

Revenue disaggregated by product type and reportable segment has been provided in the table below:

	Three Months Ended
(In millions)	August 31, 2019	September 1, 2018
North America Contract:
Systems	$147.3	$146.1
Seating	130.2	125.6
Freestanding and storage	112.3	87.6
Textiles	29.8	28.8
Other	38.8	32.9
Total North America Contract	$458.4	$421.0

International Contract:
Systems	$24.0	$22.8
Seating	61.2	68.7
Freestanding and storage	14.7	10.4
Other	14.0	13.5
Total International Contract	$113.9	$115.4

Retail:
Seating	$60.7	$53.7
Freestanding and storage	17.0	17.2
Other	20.9	17.3
Total Retail	$98.6	$88.2

Total	$670.9	$624.6

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

Contract liabilities represent deposits made by customers before the satisfaction of performance obligation and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized. These customer deposits are included within the caption “Customer deposits” in the Condensed Consolidated Balance Sheets. During the three months ended August 31, 2019, the Company recognized Net sales of $19.2 million related to customer deposits that were included in the balance sheet as of June 1, 2019.

4. Leases

Impact of Adoption

The Company adopted ASC 842 - Leases at the beginning of fiscal year 2020. The new standard required the Company to recognize most leases on the balance sheet as right of use (ROU) assets with corresponding lease liabilities. All necessary changes required by the new standard, including those to the Company’s accounting policies, business processes, systems, controls, and disclosures, were implemented as of the first quarter of fiscal year 2020.

As part of the implementation process the Company made the following elections:

•	The Company elected the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs for all leases.

•	The Company elected to make the accounting policy election for short-term leases resulting in lease costs being recorded as an expense on a straight-line basis over the lease term.

•	The Company elected to not separate lease and non-lease components, for all leases.

•	The Company did not elect the hindsight practical expedient in determining the lease term and in assessing the likelihood that a lessee purchase option will be exercised, for all leases.

•	The Company did not elect the land easement practical expedient in determining whether land easements that were not previously accounted for as leases are or contain a lease.

Upon adoption, the cumulative effect of initially applying this new standard resulted in the addition of approximately $245 million of ROU assets, as well as corresponding short-term and long-term lease liabilities of approximately $275 million. Additionally, as a result of adoption, the Company derecognized its construction-type lease asset and financing liability and there was no related cumulative adjustment to retained earnings.

Accounting Policies

The Company primarily has leases for retail studios, showrooms, manufacturing facilities, warehouses, and vehicles, which expire at various dates through 2031. Certain lease agreements include contingent rental payments based on per unit usage over contractual levels and others include rental payments adjusted periodically for inflationary indexes.

Variable lease costs associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease costs are presented as operating expenses in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income in the same line item as expense arising from fixed lease payments for operating leases.

Additionally, certain leases include renewal or termination options, which can be exercised at the Company’s discretion. Lease terms include the noncancelable portion of the underlying leases along with any reasonably certain lease periods associated with available renewal periods. The Company’s leases do not contain any residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is a lease at contract inception. Arrangements that are leases with an initial term of 12 months or less are not recorded in the Consolidated Condensed Balance Sheets and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. If leased assets have leasehold improvements, the depreciable life of those leasehold improvements are limited by the expected lease term.

As none of the Company’s leases provide an implicit discount rate, the Company uses an estimated incremental borrowing rate at the lease commencement date in determining the present value of the lease payments. Relevant information used in determining the Company’s incremental borrowing rate includes the duration of the lease, location of the lease, and the Company’s credit risk relative to risk-free market rates.

Leases

During the three months ended August 31, 2019, lease expense was $15.5 million. The components of lease expense are as follows:

(In millions)
Operating lease costs	$12.7
Short-term lease costs	0.6
Variable lease costs*	2.2
Total	$15.5
*Not included in the table above are variable lease costs of $21.9 million for raw material purchases under certain supply arrangements that the Company has determined to meet the definition of a lease.

At August 31, 2019, the Company has no financing leases. The undiscounted annual future minimum lease payments related to the Company's right-of-use assets are summarized by fiscal year in the following table:

(In millions)
2020	$36.0
2021	44.8
2022	42.0
2023	38.0
2024	32.3
Thereafter	100.9
Total lease payments*	294.0
Less interest	31.3
Present value of lease liabilities	$262.7
*Lease payments exclude $26.6 million of legally binding minimum lease payments for leases signed but not yet commenced, primarily related to a new Chicago showroom expected to open in fiscal 2021.

The long-term portion of the lease liabilities included in the amounts above is $200.2 million and the remainder of the lease liabilities are included in other current liabilities in the Consolidated Condensed Balance Sheets.

The following table summarizes future minimum rental payments required under operating leases that have non-cancelable lease terms as of June 1, 2019, prior to the adoption of ASC 842:

(In millions)
2020	$51.7
2021	46.8
2022	42.9
2023	39.0
2024	33.5
Thereafter	101.9
Total	$315.8

At August 31, 2019, the weighted average remaining lease term and weighted average discount rate for operating leases were 7 years and 3.1%, respectively.
During the three months ended August 31, 2019, the cash paid for leases included in the measurement of the liabilities and the operating cash flows was $12.5 million and the right of use assets obtained in exchange for new liabilities was $4.6 million.

5. Acquisitions

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

For the Maars equity method investment, the fair values assigned to the assets acquired were based on best estimates and assumptions as of August 31, 2018 and the valuation analysis was completed in the fourth quarter of fiscal 2019.

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

The Company also acquired the rights to the HAY brand in North America under a long-term license agreement for approximately $4.8 million in cash. This licensing agreement is recorded as a definite life intangible asset and is being amortized over its 15-year useful life. This asset is recorded within Other amortizable intangibles, net within the Condensed Consolidated Balance Sheets.

For the Hay equity method investment, the fair values assigned to the assets acquired were based on best estimates and assumptions as of June 7, 2018 and the valuation analysis was completed in the third quarter of fiscal 2019 with no differences noted from the preliminary valuation.

Herman Miller Holdings Limited is a party to options, that if exercised, would require Herman Miller Holdings Limited to purchase an additional 33% of the equity in HAY at fair market value.

On October 8, 2019, Herman Miller Holdings Limited entered into a Share Purchase Agreement with Nine United A/S to acquire an additional 34% of the outstanding equity of HAY for approximately $78 million in cash, subject to the terms and conditions of the purchase agreement. Herman Miller Holdings Limited currently expects the acquisition to close on December 2, 2019, subject to the satisfaction or waiver of certain customary closing conditions, as set forth in the purchase agreement. The entity was previously accounted for using the equity method of accounting and as a result of the increased investment will be consolidated in the Company's financial statements in the third quarter of fiscal 2020.

6. Inventories, net

(In millions)	August 31, 2019	June 1, 2019
Finished goods	$137.2	$139.1
Raw materials	44.0	45.1
Total	$181.2	$184.2

Inventories are valued at the lower of cost or market and include material, labor, and overhead. Certain inventories within our North America Contract manufacturing operations are valued using the last-in, first-out (LIFO) method, whereas inventories of other operations are valued using the first-in, first-out (FIFO) method.

7. Goodwill and Indefinite-Lived Intangibles

Goodwill and other indefinite-lived intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following as of August 31, 2019 and June 1, 2019:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Intangible Assets
June 1, 2019	$303.8	$78.1	$381.9
Foreign currency translation adjustments	(0.2)	—	(0.2)
August 31, 2019	$303.6	$78.1	$381.7

Goodwill is tested for impairment at the reporting unit level annually, or more frequently, when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. A reporting unit is defined as an operating segment or one level below an operating segment. The Company completed the required annual goodwill impairment test in the fourth quarter of fiscal 2019, as of March 31, 2019, performing a quantitative and qualitative impairment test for all goodwill reporting units and other indefinite-lived intangible assets. The carrying value of the Company's Retail reporting unit was $249.9 million as of June 1, 2019. The calculated fair value of the reporting unit was $282.6 million, which represents an excess fair value of $32.7 million or 13.0%. Due to the level that the reporting unit fair values exceeded the carrying amounts and the results of the sensitivity analysis, the Company may need to record an impairment charge if the operating results of its Retail reporting unit were to decline in future periods.

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

During the three months ended August 31, 2019, there were no identified indicators of impairment that required the Company to complete an interim quantitative impairment assessment related to any of the Company's reporting units or indefinitely-lived intangible assets.

8. Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost for the Company's International defined benefit pension plan for the three months ended:

(In millions)	August 31, 2019	September 1, 2018
Interest cost	$0.5	$0.7
Expected return on plan assets	(1.0)	(1.2)
Net amortization loss	0.8	0.8
Net periodic benefit cost	$0.3	$0.3

9. Earnings Per Share

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for the three months ended:

	August 31, 2019	September 1, 2018
Numerators:
Numerator for both basic and diluted EPS, Net earnings attributable to Herman Miller, Inc. - in millions	$48.2	$35.8

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	58,909,001	59,370,160
Potentially dilutive shares resulting from stock plans	322,727	498,954
Denominator for diluted EPS	59,231,728	59,869,114
Antidilutive equity awards not included in weighted-average common shares - diluted	123,088	161,457

10. Stock-Based Compensation

The following table summarizes the stock-based compensation expense and related income tax effect for the three months ended:

(In millions)	August 31, 2019	September 1, 2018
Stock-based compensation expense	$2.6	$2.5
Related income tax effect	0.6	0.6

Certain of the Company's equity-based compensation awards contain provisions that allow for continued vesting into retirement. Stock-based awards are considered fully vested for expense attribution purposes when the employee's retention of the award is no longer contingent on providing subsequent service.

11. Income Taxes

The Company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its Condensed Consolidated Statement of Comprehensive Income. Interest and penalties recognized in the Company's Condensed Consolidated Statement of Comprehensive Income were negligible for the three months ended August 31, 2019 and September 1, 2018.

The Company's recorded liability for potential interest and penalties related to uncertain tax benefits was:

(In millions)	August 31, 2019	June 1, 2019
Liability for interest and penalties	$0.8	$0.7
Liability for uncertain tax positions, current	$2.0	$1.9

In determining the provision for income taxes for the three months ended August 31, 2019, the Company used an estimated annual effective tax rate which was based on expected annual income and statutory tax rates across the various jurisdictions in which it operates. The effective tax rates were 21.0% and 20.0%, respectively, for the three month periods ended August 31, 2019 and September 1, 2018. The year over year increase in the effective tax rate for the three months ended August 31, 2019 resulted from a decrease in the current quarter tax deduction for certain stock based compensation awards as compared to the same quarter in the prior year. The effective tax rate for the three months ended August 31, 2019 is the same as the United States federal statutory rate. The effective tax rate for the three months ended September 1, 2018 is lower than the United States federal statutory rate due to a tax deduction for the vesting of certain stock-based compensation awards.

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

For the majority of tax jurisdictions, the Company is no longer subject to state, local, or non-United States income tax examinations by tax authorities for fiscal years before 2016.

12. Fair Value Measurements

The Company's financial instruments consist of cash equivalents, marketable securities, accounts and notes receivable, deferred compensation plan, accounts payable, debt, interest rate swaps and foreign currency exchange contracts. The Company's financial instruments, other than long-term debt, are recorded at fair value. The carrying value and fair value of the Company's long-term debt, including current maturities, is as follows for the periods indicated:

(In millions)	August 31, 2019	June 1, 2019
Carrying value	$278.3	$285.0
Fair value	$280.8	$287.8

The following describes the methods the Company uses to estimate the fair value of financial assets and liabilities recorded in net earnings, which have not significantly changed in the current period:

Cash and cash equivalents — The Company invests excess cash in short term investments in the form of commercial paper and money market funds. Commercial paper is valued at amortized costs while money market funds are valued using net asset value ("NAV").

Mutual Funds-Equity — The Company's equity securities primarily include equity mutual funds. The equity mutual fund investments are recorded at fair value using quoted prices for similar securities.

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

The following table sets forth financial assets and liabilities measured at fair value and recorded in net earnings and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of August 31, 2019 and June 1, 2019.

(In millions)	August 31, 2019			June 1, 2019
Financial Assets	NAV	Quoted Prices with Other Observable Inputs (Level 2)	Management Estimate (Level 3)	NAV	Quoted Prices with Other Observable Inputs (Level 2)	Management Estimate (Level 3)
Cash equivalents:
Money market funds	$60.6	$—	$—	$69.5	$—	$—
Mutual funds - equity	—	0.9	—	—	0.9	—
Deferred compensation plan	—	13.5	—	—	12.5	—
Total	$60.6	$14.4	$—	$69.5	$13.4	$—

Financial Liabilities
Foreign currency forward contracts	$—	$0.1	$—	$—	$1.4	$—
Total	$—	$0.1	$—	$—	$1.4	$—

The following describes the methods the Company uses to estimate the fair value of financial assets and liabilities recorded in other comprehensive income, which have not significantly changed in the current period:

Mutual funds-fixed income — The Company's available-for-sale marketable securities primarily include fixed income mutual funds and government obligations. These investments are recorded at fair value using quoted prices for similar securities.

Interest rate swap agreements — The value of the Company's interest rate swap agreements is determined using a market approach based on rates obtained from active markets. The interest rate swap agreements are designated as cash flow hedging instruments.

The following table sets forth financial assets and liabilities measured at fair value and recorded in other comprehensive income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of August 31, 2019 and June 1, 2019.

(In millions)	August 31, 2019	June 1, 2019
Financial Assets	Quoted Prices with Other Observable Inputs (Level 2)	Quoted Prices with Other Observable Inputs (Level 2)
Mutual funds - fixed income	$8.1	$7.9
Interest rate swap agreement	—	1.0
Total	$8.1	$8.9

Financial Liabilities
Interest rate swap agreement	$12.7	$2.2
Total	$12.7	$2.2

The following is a summary of the carrying and market values of the Company's fixed income mutual funds and equity mutual funds as of the respective dates:

	August 31, 2019			June 1, 2019
(In millions)	Cost	Unrealized Gain/(Loss)	Market Value	Cost	Unrealized Gain/(Loss)	Market Value
Mutual funds - fixed income	$8.0	$0.1	$8.1	$7.9	$—	$7.9
Mutual funds - equity	0.7	0.2	0.9	0.8	0.1	0.9
Total	$8.7	$0.3	$9.0	$8.7	$0.1	$8.8

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

Interest Rate Swaps
The Company enters into interest rate swap agreements to manage its exposure to interest rate changes and its overall cost of borrowing. The Company's interest rate swap agreements were entered into to exchange variable rate interest payments for fixed rate payments over the life of the agreement without the exchange of the underlying notional amounts. The notional amount of the interest rate swap agreements is used to measure interest to be paid or received. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense.

The interest rate swaps were designated cash flow hedges at inception and the facts and circumstances of the hedged relationship remains consistent with the initial quantitative effectiveness assessment in that the hedged instruments remain an effective accounting hedge as of August 31, 2019. Since a designated derivative meets hedge accounting criteria, the fair value of the hedge is recorded in the Consolidated Statements of Stockholders’ Equity as a component of Accumulated other comprehensive loss, net of tax. The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings. The interest rate swap agreements are assessed for hedge effectiveness on a quarterly basis.

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

As of August 31, 2019, the fair value of the Company’s two outstanding interest rate swap agreements, which are designated cash flow hedges, was a liability of 12.7 million. The liability fair value was recorded within Other liabilities within the Condensed Consolidated Balance Sheets. Recorded within Other comprehensive loss, net of tax, for the effective portion of the Company's designated cash flow hedges was a net unrealized loss of $8.8 million and $0.5 million for the three months ended August 31, 2019 and September 1, 2018, respectively.

There were no gains or losses recognized in earnings for hedge ineffectiveness for the three month periods ended August 31, 2019 and September 1, 2018, respectively. The gains reclassified from Accumulated other comprehensive loss into earnings were $0.2 million and zero for the three month periods ended August 31, 2019 and September 1, 2018, respectively. Losses expected to be reclassified from Accumulated other comprehensive loss into earnings during the next twelve months are $0.6 million. The amount of loss, net of tax, expected to be reclassified out of Accumulated other comprehensive loss into earnings during the next twelve months is $0.5 million.

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests are reported on the Consolidated Balance Sheets in mezzanine equity in “Redeemable noncontrolling interests.” As of June 1, 2019, the outstanding redeemable noncontrolling interests were $20.6 million, and represented an approximate 5% minority ownership in the Company's subsidiary, Herman Miller Consumer Holdings, Inc. ("HMCH"). During the three month period ended August 31, 2019, the Company acquired all of the remaining redeemable noncontrolling equity interests. HMCH redeemed certain HMCH stock for cash and then, on August 23, 2019, HMCH merged with and into the Company, with the remaining minority HMCH shareholders receiving a cash payment. Total cash paid of $20.4 million for the redemptions and for merger consideration was at fair market value based on an independent appraisal. Cash paid for these interests during the three month period ended August 31, 2019 was $19.8 million, with the remaining payments completed during the second quarter of fiscal 2020. This compares to purchases of $10.0 million during the three month period ended September 1, 2018.

13. Commitments and Contingencies

Product Warranties

The Company provides coverage to the end-user for parts and labor on products sold under its warranty policy and for other product-related matters. The standard length of warranty is 12 years for the majority of products sold; however, this varies depending on the product classification. The Company does not sell or otherwise issue warranties or warranty extensions as stand-alone products. Reserves have been established for the various costs associated with the Company's warranty program and are included in the Condensed Consolidated Balance Sheets under “Accrued warranty.” General warranty reserves are based on historical claims experience and other currently available information. These reserves are adjusted if required and the actual cost of correction becomes known or can be estimated. The Company provides an assurance-type warranty that ensures that products will function as intended. As such, the Company's estimated warranty obligation is accounted for as a liability.

	Three Months Ended
(In millions)	August 31, 2019	September 1, 2018
Accrual Balance — beginning	$53.1	$51.5
Accrual for product-related matters	5.3	5.6
Settlements and adjustments	(5.1)	(5.0)
Accrual Balance — ending	$53.3	$52.1

Guarantees

The Company is periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies. However, the Company is ultimately liable for claims that may occur against them. As of August 31, 2019, the Company had a maximum financial exposure related to performance bonds totaling approximately $4.6 million. The Company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The Company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's consolidated financial statements. Accordingly, no liability has been recorded in respect to these bonds as of either August 31, 2019 or June 1, 2019.

The Company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of August 31, 2019, the Company had a maximum financial exposure from these standby letters of credit totaling approximately $9.8 million, all of which is considered usage against the Company's revolving line of credit. The Company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's consolidated financial statements. Accordingly, no liability has been recorded in respect to these arrangements as of August 31, 2019 and June 1, 2019.

Contingencies

The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial Statements.

14. Debt

Long-term debt as of August 31, 2019 and June 1, 2019 consisted of the following obligations:

(In millions)	August 31, 2019	June 1, 2019
Debt securities, due March 1, 2021	$50.0	$50.0
Syndicated revolving line of credit, due September 2021	225.0	225.0
Construction-Type Lease	—	6.9
Supplier financing program	3.3	3.1
Total debt	$278.3	$285.0
Less: Current debt	(3.3)	(3.1)
Long-term debt	$275.0	$281.9

As of June 1, 2019, the Company's syndicated revolving line of credit provided the Company with up to $400 million in revolving variable interest borrowing capacity and included an "accordion feature" allowing the Company to increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by up to $200 million. On August 28, 2019, the Company entered into an amendment and restatement of its existing unsecured credit facility (the "Agreement"). The Agreement, which expires on August 28, 2024, provides the Company with up to $500 million in revolving variable interest borrowing capacity and includes an "accordion feature" allowing the Company to increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by up to $250 million. Outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period if borrowings are outstanding.

As of August 31, 2019, the total debt outstanding related to borrowings under the syndicated revolving line of credit was $225.0 million. Available borrowings against this facility were $265.2 million due to $9.8 million related to outstanding letters of credit. As of June 1, 2019, total debt outstanding related to borrowings under the syndicated revolving line of credit was $225.0 million and available borrowings were $165.0 million due to $10.0 million of outstanding letters of credit.

Supplier Financing Program

The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations from the Company. Under this program, participating suppliers may finance payment obligations of the Company, prior to their scheduled due dates, at a discounted price to the third-party financial institution.

The Company has lengthened the payment terms for certain suppliers that have chosen to participate in the program. As a result, certain amounts due to suppliers have payment terms that are longer than standard industry practice and as such, these amounts have been excluded from the caption “Accounts payable” in the Condensed Consolidated Balance Sheets as the amounts have been accounted for by the Company as a current debt obligation. Accordingly, $3.3 million and $3.1 million have been recorded within the caption “Other accrued liabilities” for the periods ended August 31, 2019 and June 1, 2019, respectively.

Construction-Type Lease

During fiscal 2015, the Company entered into a lease agreement for the occupancy of a new studio facility in Palo Alto, California which runs through fiscal 2026. In fiscal 2017, the Company became the deemed owner of the leased building for accounting purposes as a result of the Company's involvement during the construction phase of the project. The lease was therefore accounted for as a financing lease and the building and related financing liability were initially recorded at fair value in the Consolidated Balance Sheets within Construction in progress and Other accrued liabilities. During the first quarter of fiscal 2019, the construction was substantially completed, and the property was placed in service. As a result, the Company began depreciating the assets over their estimated useful lives. The Company also reclassified the related financing liability to Long-term debt. The carrying value of the building and the related financing liability were both $6.9 million at June 1, 2019. As a result of the adoption of ASC 842, the Company derecognized its construction-type lease asset and financing liability and there was no related cumulative adjustment to retained earnings.

15. Accumulated Other Comprehensive Loss

The following table provides an analysis of the changes in accumulated other comprehensive loss for the three months ended August 31, 2019 and September 1, 2018:

(In millions)	Cumulative Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Unrealized Gains on Available-for-sale Securities	Interest Rate Swap Agreement	Accumulated Other Comprehensive Loss
Balance at June 1, 2019	$(48.3)	$(45.0)	$—	$(0.9)	$(94.2)
Other comprehensive loss before reclassifications	(9.3)	—	—	(9.0)	(18.3)
Reclassification from accumulated other comprehensive loss - Other, net	—	0.8	—	0.2	1.0
Tax benefit	—	(0.1)	—	—	(0.1)
Net reclassifications	—	0.7	—	0.2	0.9
Net current period other comprehensive income	(9.3)	0.7	—	(8.8)	(17.4)
Balance at August 31, 2019	$(57.6)	$(44.3)	$—	$(9.7)	$(111.6)

Balance at June 2, 2018	$(34.1)	$(37.2)	$0.1	$9.9	$(61.3)
Cumulative effect of accounting change	—	—	(0.1)	—	(0.1)
Other comprehensive loss before reclassifications	(7.9)	—	(0.1)	(0.5)	(8.5)
Reclassification from accumulated other comprehensive loss - Other, net	—	0.8	—	—	0.8
Tax benefit	—	(0.1)	—	—	(0.1)
Net reclassifications	—	0.7	—	—	0.7
Net current period other comprehensive income	(7.9)	0.7	(0.1)	(0.5)	(7.8)
Balance at September 1, 2018	$(42.0)	(36.5)	$(0.1)	$9.4	$(69.2)

16. Operating Segments

The Company's reportable segments consist of North America Contract, International Contract, and Retail.

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

The International Contract segment includes the operations associated with the design, manufacture, and sale of furniture products, primarily for work-related settings in EMEA, Latin America, and Asia-Pacific.

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

The following is a summary of certain key financial measures for the respective fiscal periods indicated:

	Three Months Ended
(In millions)	August 31, 2019	September 1, 2018
Net Sales:
North America Contract	$458.4	$421.0
International Contract	113.9	115.4
Retail	98.6	88.2
Total	$670.9	$624.6

Operating Earnings (Loss):
North America Contract	$62.9	$48.1
International Contract	13.1	10.5
Retail	(3.9)	2.1
Corporate	(12.0)	(14.7)
Total	$60.1	$46.0

(In millions)	August 31, 2019	June 1, 2019
Total Assets:
North America Contract	$800.6	$733.6
International Contract	366.8	356.8
Retail	448.9	310.0
Corporate	168.5	168.9
Total	$1,784.8	$1,569.3

17. Restructuring Expense

North America Contract Segment

During the fourth quarter of fiscal 2019, the Company announced restructuring activities associated with our profit improvement initiatives, including costs associated with an early retirement program. The plan is expected to generate annual cost savings of approximately $10 million.

In the first quarter of fiscal 2020, the Company recognized pre-tax restructuring expense of $1.6 million related to the plan. To date, the Company has recognized $9.3 million of restructuring expense related to the plan. Future estimated restructuring expenses relate to the early retirement program and are estimated at a cost of $0.1 million and are substantially complete.

The following table provides an analysis of the changes in the North America Contract Segment restructuring cost reserve:

	August 31, 2019
(In millions)	Severance and Employee-Related	Exit or Disposal Activities	Total
Beginning Balance	$6.7	$1.0	$7.7
Restructuring Costs	1.6	—	1.6
Amounts Paid	(4.8)	(0.1)	(4.9)
Ending Balance	$3.5	$0.9	$4.4

International Contract Segment

During the fourth quarter of fiscal 2018, the Company announced a facilities consolidation plan related to its International Contract segment. This impacted certain office and manufacturing facilities in the United Kingdom and China. The plan is expected to generate cost savings of approximately $3 million.

In fiscal 2019, the Company recognized restructuring and impairment expenses of $2.5 million related to the facilities consolidation plan, comprised primarily of $0.8 million related to an asset impairment recorded against an office building in the United Kingdom that was vacated and $1.4 million from the consolidation of the Company's manufacturing facilities in China.

In the first quarter of fiscal 2020 the Company recognized pre-tax restructuring expense of $0.2 million related to the plan. To date, the Company has recognized $6.6 million of restructuring costs related to the plan. Future estimated restructuring expenses relate to the facilities consolidation in China and are estimated at a cost of $1.7 million. The plan is expected to be complete by the end of fiscal 2020.

As the United Kingdom office building and related assets meet the criteria to be designated as assets held for sale, the carrying value of these assets have been classified as current assets and included within "Prepaid expenses and other" in the Condensed Consolidated Balance Sheets at August 31, 2019. The carrying amount of the assets held for sale was approximately $4.1 million as of August 31, 2019.

The following table provides an analysis of the changes in the International Contract segment restructuring costs reserve:

	August 31, 2019
(In millions)	Severance and Employee-Related	Exit or Disposal Activities	Total
Beginning Balance	$0.1	$0.1	$0.2
Restructuring Costs	—	0.2	0.2
Amounts Paid	(0.1)	(0.3)	(0.4)
Ending Balance	$—	$—	$—

18. Variable Interest Entities

The Company has long-term notes receivable with a third-party owned dealer that are deemed to be variable interests in a variable interest entity. The carrying value of these long-term notes receivable was $1.6 million as of August 31, 2019 and June 1, 2019 and represents the Company’s maximum exposure to loss. The Company is not deemed to be the primary beneficiary of the variable interest entity as the entity controls the activities that most significantly impact the entity’s economic performance, including sales, marketing, and operations.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except share data)

The following is management's discussion and analysis of certain significant factors that affected the Company's financial condition, earnings and cash flows during the periods included in the accompanying Condensed Consolidated Financial Statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 1, 2019. References to “Notes” are to the footnotes included in the accompanying Condensed Consolidated Financial Statements.
Business Overview

The Company researches, designs, manufactures, sells, and distributes furnishings and accessories, for use in various environments including office, healthcare, educational, and residential settings, and provides related services that support companies all over the world. The Company's products are sold primarily through independent contract office furniture dealers as well as the following channels: owned contract office furniture dealers, direct customer sales, independent retailers, owned retail studios, direct-mail catalogs and the Company's e-commerce platforms. The following is a summary of the results from continuing operations for the three months ended August 31, 2019:

•
Net sales were $670.9 million and orders were $676.7 million, representing an increase of 7.4% and 6.9%, respectively, when compared to the same quarter of the prior year. The increase in net sales was driven primarily by strong performance within the North America Contract and Retail segments, as well as incremental list price increases. On an organic basis, net sales were $673.0 million(*) and orders were $679.0 million, representing an increase of 7.7%(*) and 7.3%, respectively, when compared to the same quarter of the prior year.

•
Gross margin was 36.7% as compared to 36.0% for the same quarter of the prior year. The increase in gross margin was driven primarily by list price increases, manufacturing leverage on higher production volumes, lower steel costs, and ongoing profitability improvement efforts, partially offset by higher freight and storage costs and the impact of tariffs on Chinese imports.

•
Operating expenses increased by $6.9 million or 3.9% as compared to the same quarter of the prior year. Operating expenses included special charges, totaling $0.4 million, related to costs associated with the CEO transition. Operating expenses also included restructuring expense of $1.8 million related to actions involving facilities consolidation and costs associated with an early retirement program.

•	The effective tax rate was 21.0% compared to 20.0% for the same quarter of the prior year.

•
Diluted earnings per share increased $0.21 to $0.81, a 35.0% increase as compared to the prior year. Excluding the impact of restructuring expense and other special charges, adjusted diluted earnings per share were $0.84(*), a 21.7% increase as compared to the prior year.

•	The Company declared cash dividends of $0.21 per share compared to $0.1975 per share in the same quarter of the prior year.

•	The Company completed an amendment and restatement of its existing unsecured credit facility, increasing the available borrowing capacity from $400 million to $500 million.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

The following summary includes the Company's view on the economic environment in which it operates:

•
North America remains generally conducive to continued growth due to recent positive industry order trends as reported by the Business and Institutional Furniture Manufacturers Association ("BIFMA"), GDP growth and service sector employment.

•
The Company is monitoring the resolution of various trade policy negotiations between the U.S. and key trading partners as well as the ongoing negotiations concerning the U.K. referendum to exit the European Union. These negotiations create a level of uncertainty in key markets, particularly the U.K., continental Europe and China, which, if unresolved in the near term, will likely negatively impact customer demand.

•
The Company is also navigating the impact of global tariffs. The Company continues to believe, based upon existing circumstances, that pricing, strategic sourcing actions, and profit optimization initiatives will fully offset the current level of tariffs imposed on imports from China in the near term.

•
The Company's Retail segment is facing continuing gross margin pressure from the increasing customer expectation that the products they buy should come free of delivery charges. In response, the Company is evaluating a variety of strategies, including negotiating lower costs from third party freight providers, implementing actions aimed at improving the efficiency of its logistics processes, and more closely reflecting the cost of delivery into the base price of its products.

The remaining sections within Item 2 include additional analysis of the three months ended August 31, 2019, including discussion of significant variances compared to the prior year periods.

Reconciliation of Non-GAAP Financial Measures

This report contains references to Organic net sales and Adjusted earnings per share - diluted, which are non-GAAP financial measures. Organic Growth (Decline) represents the change in Net sales, excluding currency translation effects. Adjusted earnings per share - diluted represents reported diluted earnings per share excluding the impact from amortization of an inventory step up on the HAY equity method investment, restructuring expenses and other charges or gains, including related taxes. Restructuring expenses include actions involving facilities consolidation and costs associated with an early retirement program. Special charges include costs related to CEO transition and third party consulting costs related to the Company's profit enhancement initiatives.

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

The following table reconciles Net sales to Organic net sales for the periods ended as indicated below:

	Three Months Ended				Three Months Ended
	8/31/19				9/1/18
	North America	International	Retail	Total	North America	International	Retail	Total
Net Sales, as reported	$458.4	$113.9	$98.6	$670.9	$421.0	$115.4	$88.2	$624.6
% change from PY	8.9%	(1.3)%	11.8%	7.4%

Proforma Adjustments
Currency Translation Effects (1)	0.2	1.9	—	2.1	—	—	—	—
Organic net sales	$458.6	$115.8	$98.6	$673.0	$421.0	$115.4	$88.2	$624.6
% change from PY	8.9%	0.3%	11.8%	7.7%
(1) Currency translation effects represent the estimated net impact of translating current period sales using the average exchange rates applicable to the comparable prior year period

The following table reconciles Earnings per share - diluted to Adjusted earnings per share - diluted for the three months ended:

	Three Months Ended
	8/31/19	9/1/18
Earnings per Share - Diluted	$0.81	$0.60

Add: Inventory step up on HAY equity method investment, after tax	—	0.01
Add: Special charges, after tax	0.01	0.06
Add: Restructuring expense, after tax	0.02	0.02
Adjusted Earnings per Share - Diluted	$0.84	$0.69

Weighted Average Shares Outstanding (used for Calculating Adjusted Earnings per Share) – Diluted	59,231,728	59,869,114

Analysis of Results for Three Months

The following table presents certain key highlights from the results of operations for the three months ended:

(In millions, except per share data)	August 31, 2019	September 1, 2018	Percent Change
Net sales	$670.9	$624.6	7.4%
Cost of sales	424.8	399.5	6.3%
Gross margin	246.1	225.1	9.3%
Operating expenses	186.0	179.1	3.9%
Operating earnings	60.1	46.0	30.7%
Other expenses, net	2.1	1.9	10.5%
Earnings before income taxes and equity income	58.0	44.1	31.5%
Income tax expense	12.2	8.9	37.1%
Equity income from nonconsolidated affiliates, net of tax	2.2	0.7	214.3%
Net earnings	48.0	35.9	33.7%
Net (loss) earnings attributable to noncontrolling interests	(0.2)	0.1	(300.0)%
Net earnings attributable to Herman Miller, Inc.	$48.2	$35.8	34.6%

Earnings per share — diluted	0.81	0.60	35.0%
Orders	676.7	632.8	6.9%
Backlog	399.9	354.8	12.7%

The following table presents select components of the Company's Condensed Consolidated Statements of Comprehensive Income as a percentage of net sales, for the three months ended:

	August 31, 2019	September 1, 2018
Net sales	100.0%	100.0%
Cost of sales	63.3	64.0
Gross margin	36.7	36.0
Operating expenses	27.7	28.7
Operating earnings	9.0	7.4
Other expenses, net	0.3	0.3
Earnings before income taxes and equity income	8.6	7.1
Income tax expense	1.8	1.4
Equity income from nonconsolidated affiliates, net of tax	0.3	0.1
Net earnings	7.2	5.7
Net (loss) earnings attributable to noncontrolling interests	—	—
Net earnings attributable to Herman Miller, Inc.	7.2	5.7

Consolidated Sales

The following chart presents graphically the primary drivers of the year-over-year change in Net sales for the three months ended August 31, 2019. The amounts presented in the bar graph are expressed in millions and have been rounded.
Consolidated Net sales increased $46.3 million or 7.4% in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019. The following items contributed to the change:

•	Increased sales volumes within the North America segment of approximately $26 million due to increased demand within the core Herman Miller and Geiger contract businesses.

•
Increased sales volumes within the Retail segment of approximately $12 million which were driven primarily by growth across the Company's DWR e-commerce and contract channels and the introduction of HAY products.

•	Incremental list price increases, net of contract price discounting, of approximately $12 million.

•	Decreased sales volumes within the International segment of approximately $2 million.

•	Foreign currency translation had a negative impact on net sales of approximately $2 million.

Consolidated Gross Margin

Consolidated gross margin was 36.7% for the three month period ended August 31, 2019 as compared to 36.0% for the same quarter of the prior fiscal year. When compared to last fiscal year, the following factors summarize the major drivers of the change in gross margin percentage:

•	Incremental list price increases, net of contract price discounting, increased gross margin by approximately 170 basis points.

•	Manufacturing leverage on higher production volumes, lower steel costs, and ongoing profitability improvement efforts increased gross margin by approximately 70 basis points.

•
Higher net freight expenses and cost inefficiencies associated with the move into a new Ohio–based distribution center within the Retail segment decreased gross margin by approximately 90 basis points.

•	The gross impact of tariffs on Chinese imports decreased gross margin by approximately 80 basis points.

Operating Expenses and Operating Earnings

The following chart presents graphically the primary drivers of the year-over-year change in operating expenses for the three months ended August 31, 2019. The amounts presented in the bar graph are expressed in millions and have been rounded.
Consolidated operating expenses increased by $6.9 million or 3.9% in the first quarter of fiscal 2020 compared to the prior year period. The following factors contributed to the change:

•	Compensation and benefit costs increased by approximately $3 million.

•	Incremental sales volume based costs, such as sales commissions and royalties, increased approximately $2 million.

•
Higher employee incentive costs increased operating expenses by approximately $2 million. The increase reflects higher incentive compensation costs that are variable based on the achievement of earnings levels for the fiscal year relative to plan.

•	Incremental spend of approximately $2 million related to the marketing, e-commerce, and studios associated with the launch of the HAY brand in North America.

•	Special charges decreased by approximately $5 million, primarily as a result of lower third-party consulting fees related to the Company's profit optimization initiatives.

•
The rest of the increase in operating expenses was driven primarily by incremental marketing and IT costs, and incremental operating costs associated with new DWR studios opened within the last twelve months.

Other Income/Expense

During the three months ended August 31, 2019, net other expense was $2.1 million, an increase of $0.2 million compared to the same period in the prior year. This increase resulted primarily from higher interest expense on outstanding debt, combined with lower foreign currency gains, partially offset by higher interest income.

Income Taxes

See Note 11 of the Condensed Consolidated Financial Statements for additional information.

Reportable Operating Segment Results

The business is comprised of various operating segments as defined by generally accepted accounting principles in the United States. These operating segments are determined on the basis of how the Company internally reports and evaluates financial information used to make operating decisions. The reportable segments identified by the Company include North America Contract, International Contract, Retail, and Corporate. For descriptions of each segment, refer to Note 16 of the Condensed Consolidated Financial Statements.

The charts below present the relative mix of Net sales and Operating earnings across the Company's reportable segments during the three month period ended August 31, 2019. This is followed by a discussion of the Company's results, by reportable segment.
North America Contract ("North America")

	Three Months Ended
	August 31, 2019	September 1, 2018	Change
Net sales	$458.4	$421.0	$37.4
Gross margin	167.7	147.6	20.1
Gross margin %	36.6%	35.1%	1.5%
Operating earnings	62.9	48.1	14.8
Operating earnings %	13.7%	11.4%	2.3%

For the three month comparative period, Net sales increased 8.9%, both on an as reported and organic(*) basis, over the prior year period due to:

•	Increased sales volumes within the North America segment of approximately $26 million due to increased demand within the core contract and Geiger businesses; and

•	Incremental list price increases, net of contract price discounting, of approximately $10 million.

For the three month comparative period, Operating earnings increased $14.8 million, or 30.8%, over the prior year period due to:

•
Increased gross margin of $20.1 million and increased gross margin percentage of 150 basis points due primarily to incremental list price increases, net of contract price discounting, lower steel costs, and profit optimization initiatives, partially offset by higher tariffs costs; offset by

•	Increased operating expenses of $5.6 million driven primarily by increased restructuring expense and sales volume based costs.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

International Contract ("International")

	Three Months Ended
	August 31, 2019	September 1, 2018	Change
Net sales	$113.9	$115.4	$(1.5)
Gross margin	39.8	38.1	1.7
Gross margin %	34.9%	33.0%	1.9%
Operating earnings	13.1	10.5	2.6
Operating earnings %	11.5%	9.1%	2.4%

For the three month comparative period, Net sales decreased 1.3%, or increased 0.3%(*) on an organic basis, over the prior year period due to:

•	Decreased sales volumes within the International segment of approximately $2 million; and

•	The impact of foreign currency translation which decreased sales by approximately $2 million; offset by

•	Incremental list price increases, net of contract price discounting, of approximately $2 million.

For the three month comparative period, Operating earnings increased $2.6 million, or 24.8%, over the prior year period due to:

•
Increased gross margin of $1.7 million and increased gross margin percentage of 190 basis points due primarily to incremental list price increases, net of contract price discounting, profit optimization initiatives and restructuring cost savings, partially offset by lower volume leverage and higher tariff costs; and

•	Decreased operating expenses of $0.8 million driven primarily by lower restructuring expense.

Retail

	Three Months Ended
	August 31, 2019	September 1, 2018	Change
Net sales	$98.6	88.2	$10.4
Gross margin	38.6	39.4	(0.8)
Gross margin %	39.1%	44.7%	(5.6)%
Operating earnings	(3.9)	2.1	(6.0)
Operating earnings %	(4.0)%	2.4%	(6.4)%

For the three month comparative period, Net sales increased 11.8%, both on an as reported and organic(*) basis, over the prior year period due to:

•
Increased sales volumes within the Retail segment of approximately $12 million driven primarily by growth across the Company's DWR e-commerce and contract channels and the introduction of HAY products, which were partially offset by lower freight revenue.

For the three month comparative period, Operating earnings decreased $6.0 million, or 285.7%, over the prior year period due to:

•
Decreased gross margin of $0.8 million and decreased gross margin percentage of 560 basis points due primarily to higher net freight expenses and cost inefficiencies associated with the move into a new Ohio–based distribution center; and

•	An increase in operating expenses of $5.2 million primarily due to new studios and the launch of the HAY brand in North America.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

Corporate

Corporate unallocated expenses totaled $12.0 million for the first quarter of fiscal 2020, a decrease of $2.7 million from the first quarter of fiscal 2019. The decrease was driven primarily by lower special charges related to third-party consulting costs for the Company's profit optimization initiatives, partially offset by higher employee compensation and incentive costs in the current period.

Financial Condition, Liquidity and Capital Resources

The table below summarizes the net increase (decrease) in cash and cash equivalents for the three months ended as indicated.

(In millions)	August 31, 2019	September 1, 2018
Cash provided by (used in):
Operating activities	$54.7	$32.9
Investing activities	(24.0)	(99.7)
Financing activities	(27.9)	(33.0)
Effect of exchange rate changes	(2.5)	(2.4)
Net change in cash and cash equivalents	$0.3	$(102.2)

Cash Flows - Operating Activities

Cash provided by operating activities for the three months ended August 31, 2019 was $54.7 million, as compared to $32.9 million in the same period of the prior year. The increase in cash generated from operations in the current year, compared to the prior year, was primarily due to:

•	An increase in net earnings of $12.1 million; and

•	An increase in current assets of $7.6 million in the prior year period driven primarily by an increase inventory as compared to a decrease in current assets in the current period of $1.4 million.

Cash Flows - Investing Activities

Cash used in investing activities for the three months ended August 31, 2019 was $24.0 million, as compared to $99.7 million in the same period of the prior year. The decrease in cash outflow in the current year, compared to the prior year, was primarily due to:

•	Prior year cash outflows of $71.6 million for equity investments in HAY and Maars, and $4.8 million for the purchase of the HAY licensing agreement.

At the end of the first quarter of fiscal 2020, there were outstanding commitments for capital purchases of $16.7 million compared to $26.6 million at the corresponding date in the prior year. The Company plans to fund these commitments with cash on hand and/or cash generated from operations. The Company expects full-year capital purchases to be between $90.0 million and $100.0 million, which will be primarily related to investments in the Company's facilities and equipment. This compares to full-year capital spending of $85.8 million in fiscal 2019.

Cash Flows - Financing Activities

Cash used in financing activities for the three months ended August 31, 2019 was $27.9 million, as compared to $33.0 million in the same period of the prior year. The decrease in cash outflow in the current year, compared to the prior year, was primarily due to:

•	Lower common stock repurchased of $7.6 million in the current year compared to $20.8 million in the prior year; and

•	An increase in common stock issuances related to employee benefit programs in the current year of $12.7 million compared to $8.5 million in the prior year; partially offset by

•
The purchase of the remaining redeemable noncontrolling interests in the current year for $19.8 million as described in Note 12 of the Condensed Consolidated Financial Statements, compared to purchases of $10.0 million in the prior year.

Sources of Liquidity

In addition to cash flows from operating activities, the Company has access to liquidity through credit facilities, cash and cash equivalents, and short-term investments. These sources have been summarized below. For additional information, refer to Note 14 to the Condensed Consolidated Financial Statements.

(In millions)	August 31, 2019	June 1, 2019
Cash and cash equivalents	$159.5	$159.2
Marketable securities	9.0	8.8
Availability under syndicated revolving line of credit	$265.2	$165.0

At the end of the first quarter of fiscal 2020, the Company had cash and cash equivalents of $159.5 million, including $94.2 million of cash and cash equivalents held outside the United States. In addition, the Company had marketable securities of $9.0 million held by one of its international subsidiaries.

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

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will require cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments as of June 1, 2019 was provided in the Company's annual report on Form 10-K for the year ended June 1, 2019. There have been no material changes in such obligations since that date.

Guarantees

See Note 13 to the Condensed Consolidated Financial Statements.

Variable Interest Entities

See Note 18 to the Condensed Consolidated Financial Statements.

Contingencies

See Note 13 to the Condensed Consolidated Financial Statements.

Critical Accounting Policies

The Company strives to report financial results clearly and understandably. The Company follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which require certain estimates and judgments that affect the financial position and results of operations for the Company. The Company continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Company's annual report on Form 10-K for the year ended June 1, 2019. During fiscal 2020, the Company changed certain accounting policies in connection with the adoption of ASC 842 - Leases. Refer to Note 4 to the Condensed Consolidated Financial Statements for further information.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The information concerning quantitative and qualitative disclosures about market risk contained in the Company’s Annual Report on Form 10-K for its fiscal year ended June 1, 2019 has not changed significantly. The nature of market risks from interest rates and commodity prices has not changed materially during the first three months of fiscal 2020.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2019, and the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

Beginning June 2, 2019, the Company adopted ASC 842 - Leases. As a result, the Company implemented certain process changes related to the lease process and related control environment. These changes included the development of new accounting procedures, policies and controls required to comply with the new standard.

There were no other changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended August 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

Referred to in Note 13 of the Condensed Consolidated Financial Statements.

Item 1A: Risk Factors

There have been no material changes in the Company's risk factors from those set forth in the Company's Annual Report on Form 10-K for the year ended June 1, 2019.

Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during the quarter ended August 31, 2019.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)
6/2/2019-6/29/19	10,176	$37.56	10,176	$263,839,786
6/30/19-7/27/19	116,171	$44.75	116,171	$258,640,680
7/28/19-8/31/19	46,654	$44.03	46,654	$256,586,512
Total	173,001		173,001

The Company repurchased shares under previously announced plans authorized by the Board of Directors. No repurchase plans expired or were terminated during the first quarter of fiscal 2020, nor do any plans exist under which the Company does not intend to make further purchases. The Board has the authority to terminate any further repurchases. During the period covered by this report, the Company did not sell any of its equity securities that were not registered under the Securities Act of 1933.

Item 3: Defaults upon Senior Securities

None

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

None

Item 6: Exhibits

The following exhibits (listed by number corresponding to the Exhibit table as Item 601 in Regulation S-K) are filed with this Report:

Exhibit Number	Document

10.1*	Form of Indemnification Agreement between Herman Miller, Inc. and certain employees serving as a director or officer of a foreign subsidiary, including executive officers of Herman Miller, Inc.

10.2
Fifth Amended and Restated Credit Agreement dated as of August 28, 2019 among Herman Miller, Inc., Subsidiary Borrowers, various lenders, Wells Fargo Bank, National Agent, as Administrative Agent, and JPMorgan Chase Bank N.A., as Syndication Agent, is incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated August 28, 2019 (Commission File No. 001-15141)

10.3	Share Purchase Agreement dated October 8, 2019 between Herman Miller Holdings Limited and Nine United A/S

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(*) Denotes compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

HERMAN MILLER, INC.

October 8, 2019	/s/ Andrea R. Owen
Andrea R. Owen
President and Chief Executive Officer
(Duly Authorized Signatory for Registrant)

October 8, 2019	/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer
(Duly Authorized Signatory for Registrant)