Form 10-Q
period 2019-11-30
HERMAN MILLER INC
filed 2020-01-06
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2019
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

As of January 2, 2020, Herman Miller, Inc. had 59,062,349 shares of common stock outstanding.

Herman Miller, Inc. Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

Herman Miller, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Dollars in millions, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 30, 2019	December 1, 2018	November 30, 2019	December 1, 2018
Net sales	$674.2	$652.6	$1,345.2	$1,277.3
Cost of sales	418.7	417.0	843.6	816.6
Gross margin	255.5	235.6	501.6	460.7
Operating expenses:
Selling, general and administrative	169.5	163.2	334.3	322.7
Restructuring expense	4.2	0.3	6.1	1.4
Design and research	19.4	19.0	38.6	37.5
Total operating expenses	193.1	182.5	379.0	361.6
Operating earnings	62.4	53.1	122.6	99.1
Gain on consolidation of equity method investment	30.5	—	30.5	—
Interest expense	3.0	3.1	6.0	6.0
Other (income) expense, net	(0.4)	0.7	(1.3)	(0.3)
Earnings before income taxes and equity income	90.3	49.3	148.4	93.4
Income tax expense	12.9	11.2	25.2	20.0
Equity income from nonconsolidated affiliates, net of tax	1.2	1.2	3.4	1.8
Net earnings	78.6	39.3	126.6	75.2
Net (loss) earnings attributable to noncontrolling interests	—	—	(0.2)	0.1
Net earnings attributable to Herman Miller, Inc.	$78.6	$39.3	$126.8	$75.1

Earnings per share — basic	$1.33	$0.66	$2.15	$1.27
Earnings per share — diluted	$1.32	$0.66	$2.14	$1.26

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$13.7	$(4.5)	$4.4	$(12.4)
Pension and other post-retirement plans	0.7	0.4	1.4	1.1
Interest rate swaps	3.4	1.0	(5.3)	0.5
Unrealized holding loss	—	—	—	(0.1)
Other comprehensive income (loss), net of tax	17.8	(3.1)	0.5	(10.9)
Comprehensive income	96.4	36.2	127.1	64.3
Comprehensive (loss) income attributable to noncontrolling interests	—	—	(0.2)	0.1
Comprehensive income attributable to Herman Miller, Inc.	$96.4	$36.2	$127.3	$64.2

See accompanying notes to Condensed Consolidated Financial Statements.

Herman Miller, Inc.
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share data)
(Unaudited)

	November 30, 2019	June 1, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$177.0	$159.2
Short-term investments	9.0	8.8
Accounts receivable, net of allowances of $3.8 and $3.8	208.9	218.0
Unbilled accounts receivable	35.7	34.3
Inventories, net	184.4	184.2
Prepaid expenses	37.7	45.8
Other current assets	14.1	11.0
Total current assets	666.8	661.3
Property and equipment, at cost	1,106.3	1,084.7
Less — accumulated depreciation	(766.5)	(736.1)
Net property and equipment	339.8	348.6
Right of use assets	232.5	—
Goodwill	363.9	303.8
Indefinite-lived intangibles	82.5	78.1
Other amortizable intangibles, net of accumulated amortization of $49.8 and $46.2	69.9	41.1
Other noncurrent assets	122.6	136.4
Total Assets	$1,878.0	$1,569.3

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$166.7	$177.7
Accrued compensation and benefits	82.4	85.5
Accrued warranty	54.6	53.1
Customer deposits	33.7	30.7
Other accrued liabilities	144.0	99.1
Total current liabilities	481.4	446.1
Long-term debt	275.0	281.9
Pension and post-retirement benefits	24.0	24.5
Lease liabilities	198.1	—
Other liabilities	54.9	77.0
Total Liabilities	1,033.4	829.5
Redeemable noncontrolling interests	—	20.6
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 59,075,241 and 58,794,148 shares issued and outstanding in 2020 and 2019, respectively)	11.8	11.7
Additional paid-in capital	100.4	89.8
Retained earnings	826.7	712.7
Accumulated other comprehensive loss	(93.7)	(94.2)
Deferred compensation plan	(0.6)	(0.8)
Total Stockholders' Equity	844.6	719.2
Total Liabilities, Redeemable Noncontrolling Interests, and Stockholders' Equity	$1,878.0	$1,569.3

See accompanying notes to Condensed Consolidated Financial Statements.

Herman Miller, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in millions)
(Unaudited)

	Six Months Ended
	November 30, 2019	December 1, 2018
Cash Flows from Operating Activities:
Net earnings	$126.6	$75.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	37.9	37.6
Stock-based compensation	5.4	5.0
Earnings from nonconsolidated affiliates net of dividends received	(3.3)	(0.7)
Gain on consolidation of equity method investment	(30.5)	—
Restructuring expenses	6.1	1.4
Decrease (increase) in current assets	16.5	(44.2)
(Decrease) increase in current liabilities	(21.1)	15.1
Other, net	4.8	2.1
Net Cash Provided by Operating Activities	142.4	91.5

Cash Flows from Investing Activities:
Capital expenditures	(38.6)	(41.1)
Equity investment in non-controlled entities	(3.3)	(71.6)
Acquisition of naughtone, net of cash received	(40.0)	—
Purchase of HAY licensing agreement	—	(4.8)
Other, net	(0.2)	(1.2)
Net Cash Used in Investing Activities	(82.1)	(118.7)

Cash Flows from Financing Activities:
Dividends paid	(24.0)	(22.4)
Common stock issued	13.3	10.4
Common stock repurchased and retired	(8.1)	(37.4)
Purchase of redeemable noncontrolling interests	(20.3)	(10.1)
Other, net	(1.5)	(0.3)
Net Cash Used in Financing Activities	(40.6)	(59.8)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1.9)	(3.3)
Net Increase (Decrease) in Cash and Cash Equivalents	17.8	(90.3)

Cash and Cash Equivalents, Beginning of Period	159.2	203.9
Cash and Cash Equivalents, End of Period	$177.0	$113.6

See accompanying notes to Condensed Consolidated Financial Statements.

Herman Miller, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Dollars in millions, except share data)
(Unaudited)

	Six Months Ended November 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation Plan	Herman Miller, Inc. Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount
June 1, 2019	58,794,148	$11.7	$89.8	$712.7	$(94.2)	$(0.8)	$719.2	$—	$719.2
Net earnings	—	—	—	48.2	—	—	48.2	(0.2)	48.0
Other comprehensive loss, net of tax	—	—	—	—	(17.3)	—	(17.3)	—	(17.3)
Stock-based compensation expense	—	—	2.6	—	—	—	2.6	—	2.6
Exercise of stock options	382,898	0.1	12.1	—	—	—	12.2	—	12.2
Restricted and performance stock units released	45,105	—	—	—	—	—	—	—	—
Employee stock purchase plan issuances	14,750	—	0.5	—	—	—	0.5	—	0.5
Repurchase and retirement of common stock	(173,001)	—	(7.6)	—	—	—	(7.6)	—	(7.6)
Deferred compensation plan	—	—	—	—	—	0.2	0.2	—	0.2
Dividends declared ($0.21 per share)	—	—	—	(12.5)	—	—	(12.5)	—	(12.5)
Redemption value adjustment	—	—	—	(0.2)	—	—	(0.2)	0.2	—
August 31, 2019	59,063,900	$11.8	$97.4	$748.2	$(111.5)	$(0.6)	$745.3	$—	$745.3
Net earnings	—	—	—	78.6	—	—	78.6	—	78.6
Other comprehensive income, net of tax	—	—	—	—	17.8	—	17.8	—	17.8
Stock-based compensation expense	—	—	2.8	—	—	—	2.8	—	2.8
Exercise of stock options	5,227	—	0.1	—	—	—	0.1	—	0.1
Restricted and performance stock units released	3,653	—	—	—	—	—	—	—	—
Employee stock purchase plan issuances	12,467	—	0.5	—	—	—	0.5	—	0.5
Repurchase and retirement of common stock	(10,006)	—	(0.4)	—	—	—	(0.4)	—	(0.4)
Dividends declared ($0.21 per share)	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
November 30, 2019	59,075,241	$11.8	$100.4	$826.7	$(93.7)	$(0.6)	$844.6	$—	$844.6

	Six Months Ended December 1, 2018
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation Plan	Herman Miller, Inc. Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount
June 2, 2018	59,230,974	$11.7	$116.6	$598.3	$(61.3)	$(0.7)	$664.6	$0.2	$664.8
Net earnings	—	—	—	35.8	—	—	35.8	—	35.8
Other comprehensive loss, net of tax	—	—	—	—	(7.8)	—	(7.8)	—	(7.8)
Stock-based compensation expense	—	—	2.2	—	—	—	2.2	—	2.2
Exercise of stock options	265,739	0.2	7.9	—	—	—	8.1	—	8.1
Restricted and performance stock units released	335,266	0.1	—	—	—	—	0.1	—	0.1
Employee stock purchase plan issuances	16,805	—	0.5	—	—	—	0.5	—	0.5
Repurchase and retirement of common stock	(545,866)	(0.1)	(20.7)	—	—	—	(20.8)	—	(20.8)
Dividends declared ($0.1975 per share)	—	—	—	(11.6)	—	—	(11.6)	—	(11.6)
Cumulative effect of accounting changes	—	—	—	2.0	(0.1)	—	1.9	—	1.9
September 1, 2018	59,302,918	$11.9	$106.5	$624.5	$(69.2)	$(0.7)	$673.0	$0.2	$673.2
Net earnings	—	—	—	39.3	—	—	39.3	—	39.3
Other comprehensive loss, net of tax	—	—	—	—	(3.1)	—	(3.1)	—	(3.1)
Stock-based compensation expense	—	—	2.5	—	—	—	2.5	—	2.5
Exercise of stock options	53,614	—	1.3	—	—	—	1.3	—	1.3
Restricted and performance stock units released	7,511	—	—	—	—	—	—	—	—
Employee stock purchase plan issuances	14,813	—	0.5	—	—	—	0.5	—	0.5
Repurchase and retirement of common stock	(476,854)	(0.1)	(16.5)	—	—	—	(16.6)	—	(16.6)
Dividends declared ($0.1975 per share)	—	—	—	(11.7)	—	—	(11.7)	—	(11.7)
Cumulative effect of accounting changes	—	—	—	(1.5)	1.5	—	—	—	—
December 1, 2018	58,902,002	$11.8	$94.3	$650.6	$(70.8)	$(0.7)	$685.2	$0.2	$685.4

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

The accompanying unaudited Condensed Consolidated Financial Statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly the financial position of the Company as of November 30, 2019. Operating results for the three and six months ended November 30, 2019 are not necessarily indicative of the results that may be expected for the year ending May 30, 2020. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 1, 2019. All intercompany transactions have been eliminated in the Condensed Consolidated Financial Statements. The financial statements of equity method investments are not consolidated.

2. Recently Issued Accounting Standards

Recently Adopted Accounting Standards

On June 2, 2019, the Company adopted Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)" using the modified retrospective method. Under the updated standard, a lessee's rights and obligations under most leases, including existing and new arrangements, are recognized as assets and liabilities, respectively, on the balance sheet. Refer to Note 4 to the Condensed Consolidated Financial Statements for further information regarding the adoption of the standard.

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
May 31, 2020
2018-13	Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	This update eliminates, adds and modifies certain disclosure requirements for fair value measurements. Early adoption is permitted.	May 31, 2020
2018-14	Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	This update eliminates, adds and clarifies certain disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. Early adoption is permitted.	May 30, 2021

All other issued and not yet effective accounting standards are not relevant to the Company.

3. Revenue from Contracts with Customers

Disaggregated Revenue

Revenue disaggregated by contract type has been provided in the table below:

	Three Months Ended		Six Months Ended
(In millions)	November 30, 2019	December 1, 2018	November 30, 2019	December 1, 2018
Net Sales:
Single performance obligation
Product revenue	$572.7	$539.4	$1,138.9	$1,074.6
Multiple performance obligations
Product revenue	95.8	107.9	195.7	192.7
Service revenue	2.9	3.2	5.2	5.9
Other	2.8	2.1	5.4	4.1
Total	$674.2	$652.6	$1,345.2	$1,277.3

Revenue disaggregated by product type and reportable segment has been provided in the table below:

	Three Months Ended		Six Months Ended
(In millions)	November 30, 2019	December 1, 2018	November 30, 2019	December 1, 2018
North America Contract:
Systems	$145.3	$145.3	$292.6	$291.4
Seating	129.7	126.9	259.9	252.5
Freestanding and storage	108.5	98.0	220.8	185.5
Textiles	29.8	29.5	76.3	58.3
Other	37.3	35.1	59.7	68.1
Total North America Contract	$450.6	$434.8	$909.3	$855.8

International Contract:
Systems	$20.6	$28.4	$44.6	$51.1
Seating	67.0	62.1	128.3	130.8
Freestanding and storage	13.8	13.9	28.5	24.3
Other	16.8	14.1	30.6	27.8
Total International Contract	$118.2	$118.5	$232.0	$234.0

Retail:
Seating	$68.4	$58.1	$129.1	$111.8
Freestanding and storage	16.6	16.8	33.7	34.0
Other	20.4	24.4	41.1	41.7
Total Retail	$105.4	$99.3	$203.9	$187.5

Total	$674.2	$652.6	$1,345.2	$1,277.3

Refer to Note 16 of the Condensed Consolidated Financial Statements for further information related to our reportable segments.

Contract Assets and Contract Liabilities
The Company records contract assets and contract liabilities related to its revenue generating activities. Contract assets include certain receivables from customers that are unconditional as all performance obligations with respect to the contract with the customer have been completed. These amounts represent trade receivables and they are recorded within the caption “Accounts receivable, net” in the Condensed Consolidated Balance Sheets.

Contract assets also include amounts that are conditional because certain performance obligations in the contract with the customer are incomplete as of the balance sheet date. These contract assets generally arise due to contracts with the customer that include multiple performance obligations, e.g., both the product that is shipped to the customer by the Company, as well as installation services provided by independent third-party dealers. For these contracts, the Company recognizes revenue upon satisfaction of the product performance obligation. These contract assets are included in the caption "Unbilled accounts receivable" in the Condensed Consolidated Balance Sheets until all performance obligations in the contract with the customer have been satisfied.

Contract liabilities represent deposits made by customers before the satisfaction of performance obligation and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized. These customer deposits are included within the caption “Customer deposits” in the Condensed Consolidated Balance Sheets. During the three and six months ended November 30, 2019, the Company recognized Net sales of $22.2 million and $24.7 million related to customer deposits that were included in the balance sheet as of August 31, 2019 and June 1, 2019, respectively.

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

Accounting Policies

The Company has leases for retail studios, showrooms, manufacturing facilities, warehouses, and vehicles, which expire at various dates through 2036. Certain lease agreements include contingent rental payments based on per unit usage over a contractual amount and others include rental payments adjusted periodically for inflationary indexes.

Variable lease costs associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease costs are presented as operating expenses in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income in the same line item as the expense arising from fixed lease payments for operating leases.

Additionally, certain leases include renewal or termination options, which can be exercised at the Company’s discretion. Lease terms include the noncancelable portion of the underlying leases along with any reasonably certain lease periods associated with available renewal periods. The Company’s leases do not contain any residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is a lease at contract inception. Arrangements that are leases with an initial term of 12 months or less are not recorded in the Consolidated Condensed Balance Sheets, and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. If leased assets have leasehold improvements, the depreciable life of those leasehold improvements are limited by the expected lease term.

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

Leases

During the three and six months ended November 30, 2019, lease expense was $15.5 million and $31.0 million, respectively. The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
(In millions)	November 30, 2019	November 30, 2019
Operating lease costs	$12.6	$25.4
Short-term lease costs	0.7	1.2
Variable lease costs*	2.2	4.4
Total	$15.5	$31.0
*Not included in the table above for the three and six months ended November 30, 2019 are variable lease costs of $23.8 million and $45.7 million for raw material purchases under certain supply arrangements that the Company has determined to meet the definition of a lease.

At November 30, 2019, the Company has no financing leases. The undiscounted annual future minimum lease payments related to the Company's right-of-use assets are summarized by fiscal year in the following table:

(In millions)
2020	$24.8
2021	47.6
2022	44.0
2023	39.6
2024	33.9
Thereafter	102.0
Total lease payments*	291.9
Less interest	30.0
Present value of lease liabilities	$261.9

*Lease payments exclude $25.4 million of legally binding minimum lease payments for leases signed but not yet commenced, primarily related to a new Chicago showroom expected to open in fiscal 2021.

The long-term portion of the lease liabilities included in the amounts above is $198.1 million and the remainder of the lease liabilities are included in Other accrued liabilities in the Condensed Consolidated Balance Sheets.

The following table summarizes future minimum rental payments required under operating leases that have non-cancelable lease terms as of June 1, 2019, prior to the adoption of ASC 842:

(In millions)
2020	$51.7
2021	46.8
2022	42.9
2023	39.0
2024	33.5
Thereafter	101.9
Total	$315.8

At November 30, 2019, the weighted average remaining lease term and weighted average discount rate for operating leases were 7 years and 3.1%, respectively.
During the three and six months ended November 30, 2019, the cash paid for leases included in the measurement of the liabilities and the operating cash flows was $13.3 million and $25.8 million, respectively, and the right of use assets obtained in exchange for new liabilities was $4.0 million and $8.6 million, respectively.

5. Acquisitions

Maars Holding B.V.

On August 31, 2018, Herman Miller Holdings Limited ("HMHL"), a wholly owned subsidiary of the Company, acquired 48.2% of the outstanding equity of Global Holdings Netherlands B.V., which owns 100% of Maars Holding B.V. ("Maars”), a Harderwijk, Netherlands-based worldwide leader in the design and manufacturing of interior wall solutions. HMHL acquired its 48.2% ownership interest in Maars for approximately $6.1 million in cash. The entity is accounted for using the equity method of accounting as the Company has significant influence, but not control over the entity.

For the Maars equity method investment, the fair values assigned to the assets acquired were based on best estimates and assumptions as of August 31, 2018, and the valuation analysis was completed in the fourth quarter of fiscal 2019.

Nine United Denmark A/S

On June 7, 2018, HMHL acquired 33% of the outstanding equity of Nine United Denmark A/S, d/b/a HAY and subsequently renamed to HAY ApS ("HAY”), a Copenhagen, Denmark-based, design leader in furniture and ancillary furnishings for residential and contract markets in Europe and Asia. HMHL acquired its 33% ownership interest in HAY for approximately $65.5 million in cash. The entity is accounted for using the equity method of accounting as the Company has significant influence, but not control, over the entity.

The Company also acquired the rights to the HAY brand in North America under a long-term license agreement for approximately $4.8 million in cash. This licensing agreement is recorded as a definite life intangible asset and is being amortized over its 15-year useful life. This asset is recorded within Other amortizable intangibles, net within the Condensed Consolidated Balance Sheets.

For the Hay equity method investment, the fair values assigned to the assets acquired were based on best estimates and assumptions as of June 7, 2018, and the valuation analysis was completed in the third quarter of fiscal 2019 with no differences noted from the preliminary valuation.

On October 8, 2019, HMHL entered into a Share Purchase Agreement with Nine United A/S to acquire an additional 34% of the outstanding equity of HAY for approximately $79 million, which was completed on December 2, 2019. As of November 30, 2019, HAY was accounted for using the equity method of accounting. As a result of the increased investment, HAY will be consolidated in the Company's financial statements in the third quarter of fiscal 2020.

Additionally, HMHL is a party to options, that if exercised, would require it to purchase the remaining 33% of the equity in HAY, at fair market value.

naughtone

On October 25, 2019 (“Acquisition Date”), the Company purchased the remaining 47.5% equity voting interest in naughtone (Holdings) Limited and naughtone Manufacturing Ltd. (together “naughtone”). naughtone is an upscale, contemporary furniture manufacturer based in Harrogate, North Yorkshire, UK. The completion of the acquisition will allow the Company to further promote growth and development of naughtone's ancillary product lines, and continue to support product innovation and sales growth. The Company previously accounted for its ownership interest in naughtone as an equity method investment. Upon increasing its ownership to 100% on the acquisition date, the Company obtained a controlling financial interest and consolidated the operations of naughtone. Total consideration paid for naughtone on the acquisition date was $45.9 million, exclusive of naughtone cash on hand. The Company funded the acquisition with cash and cash equivalents.
Purchase Price Allocations
The Company is in the process of finalizing assessments for the purpose of allocating the purchase price to the individual assets acquired and liabilities assumed in the naughtone acquisition. This has the potential to result in adjustments to the carrying values of certain assets and liabilities as accounting policies are harmonized and purchase price allocation assumptions are updated. The refinement of these estimates may impact residual amounts allocated to goodwill. The preliminary allocation of the purchase prices included in the current period balance sheet is based on the best estimates of management and is subject to revision based on final determination of asset fair values and useful lives. The related depreciation and amortization expense from the acquired assets is also subject to such revisions on a prospective basis.

The following table presents the preliminary allocation of purchase price related to acquired tangible assets:

(In millions)
Cash	$5.1
Working capital, net of cash and inventory step-up	1.3
Net property and equipment	0.8
Net assets acquired	$7.2

The purchase of the remaining equity interest in naughtone was considered to be an acquisition achieved in stages, whereby the previously held equity interest was remeasured as of the acquisition date. The Company considered multiple factors in determining the fair value of the previously held equity method investment, including the price negotiated with the selling shareholder for the 47.5% equity interest in naughtone, an income valuation model (discounted cash flow) and current trading multiples for comparable companies. Based on this analysis, the Company recognized a non-taxable gain of approximately $30.5 million on the remeasurement of the previously held equity method investment of $20.5 million. The net gain has been recognized in “Gain on consolidation of equity method investment" within the Condensed Consolidated Statements of Comprehensive Income.

The following table summarizes the acquired identified intangible assets, valuation method employed, useful lives and fair value, as determined by the Company at the acquisition date:

(In millions)	Valuation Method	Useful Life (years)	Fair Value
Inventory Step-up	Comparative Sales Approach	0.3	$0.2
Backlog	Multi-Period Excess Earnings	0.3	0.8
Tradename	Relief from Royalty	Indefinite	4.4
Customer Relationships	Multi-Period Excess Earnings	10.0	31.0
Total			$36.4
Goodwill related to the acquisition was recorded within the North America Contract and International Contract segments for $32.7 million and $27.3 million, respectively.
6. Inventories, net

(In millions)	November 30, 2019	June 1, 2019
Finished goods	$138.9	$139.1
Raw materials	45.5	45.1
Total	$184.4	$184.2

Inventories are valued at the lower of cost or market and include material, labor, and overhead. Certain inventories within our North America Contract manufacturing operations are valued using the last-in, first-out (LIFO) method, whereas inventories of other operations are valued using the first-in, first-out (FIFO) method.

7. Goodwill and Indefinite-Lived Intangibles

Goodwill and other indefinite-lived intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following as of November 30, 2019 and June 1, 2019:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Intangible Assets
June 1, 2019	$303.8	$78.1	$381.9
Foreign currency translation adjustments	0.1	—	0.1
Acquisition of naughtone	60.0	4.4	64.4
November 30, 2019	$363.9	$82.5	$446.4

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

Intangible assets with indefinite useful lives are not subject to amortization and are evaluated annually for impairment, or more frequently, when events or changes in circumstances indicate that the fair value of an intangible asset may not be recoverable. The carrying value of the Company's Design Within Reach ("DWR") trade name indefinite-lived intangible asset was $55.1 million as of June 1, 2019. The calculated fair value of the DWR trade name was $63.2 million which represents an excess fair value of $8.1 million or 14.6%. If the residual cash flows related to the Company's DWR trade name were to decline in future periods, the Company may need to record an impairment charge.

During the six months ended November 30, 2019, there were no identified indicators of impairment that required the Company to complete an interim quantitative impairment assessment related to any of the Company's reporting units or indefinitely-lived intangible assets.

8. Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost for the Company's International defined benefit pension plan for the three and six months ended:

	Three Months Ended		Six Months Ended
(In millions)	November 30, 2019	December 1, 2018	November 30, 2019	December 1, 2018
Interest cost	$0.6	$0.7	$1.2	$1.4
Expected return on plan assets	(1.1)	(1.1)	(2.2)	(2.1)
Net amortization loss	0.9	0.7	1.7	1.3
Net periodic benefit cost	$0.4	$0.3	$0.7	$0.6

9. Earnings Per Share

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for the three and six months ended:

	Three Months Ended		Six Months Ended
	November 30, 2019	December 1, 2018	November 30, 2019	December 1, 2018
Numerators:
Numerator for both basic and diluted EPS, Net earnings attributable to Herman Miller, Inc. - in millions	$78.6	$39.3	$126.8	$75.1

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	59,061,731	59,133,700	58,985,366	59,212,370
Potentially dilutive shares resulting from stock plans	340,270	308,519	333,616	399,743
Denominator for diluted EPS	59,402,001	59,442,219	59,318,982	59,612,113
Antidilutive equity awards not included in weighted-average common shares - diluted	86	292,699	43	207,868

10. Stock-Based Compensation

The following table summarizes the stock-based compensation expense and related income tax effect for the three and six months ended:

	Three Months Ended		Six Months Ended
(In millions)	November 30, 2019	December 1, 2018	November 30, 2019	December 1, 2018
Stock-based compensation expense	$2.8	$2.6	$5.4	$5.0
Related income tax effect	0.6	0.6	1.2	1.1

Certain of the Company's equity-based compensation awards contain provisions that allow for continued vesting into retirement. Stock-based awards are considered fully vested for expense attribution purposes when the employee's retention of the award is no longer contingent on providing subsequent service.

11. Income Taxes

The Company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its Condensed Consolidated Statement of Comprehensive Income. Interest and penalties recognized in the Company's Condensed Consolidated Statements of Comprehensive Income were negligible for the three and six months ended November 30, 2019 and December 1, 2018.

The Company's recorded liability for potential interest and penalties related to uncertain tax benefits was:

(In millions)	November 30, 2019	June 1, 2019
Liability for interest and penalties	$0.8	$0.7
Liability for uncertain tax positions, current	$2.1	$1.9

The Company intends to repatriate $23 million in cash held in certain foreign jurisdictions and as such has recorded a deferred tax liability related to foreign withholding taxes on these future dividends received in the U.S. from foreign subsidiaries of $0.5 million. A significant portion of this cash was previously taxed under the U.S. Tax Cut and Jobs Act (TCJA) one-time U.S. tax liability on undistributed foreign earnings. The Company intends to remain indefinitely reinvested in the remaining undistributed earnings outside the U.S.

The Company's process for determining the provision for income taxes for the three and six months ended November 30, 2019 involved using an estimated annual effective tax rate which was based on expected annual income and statutory tax rates across the various jurisdictions in which it operates. The effective tax rates were 14.3% and 22.6%, respectively, for the three month periods ended November 30, 2019 and December 1, 2018. The effective tax rates were 16.9% and 21.4%, respectively, for the six month periods ended November 30, 2019 and December 1, 2018. The effective tax rate is lower in the current year and lower than the United States federal statutory rate for the three and six months ended November 30, 2019 mainly as a result from the impact of the gain from purchase accounting on the recent naughtone acquisition. The effective tax rate for the three and six months ended December 1, 2018 is higher than the United States federal statutory rate due to United States state income taxes and the mix of earnings in tax jurisdictions that had rates that were higher than the United States federal statutory rate.

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

(In millions)	November 30, 2019	June 1, 2019
Carrying value	$278.3	$285.0
Fair value	$280.9	$287.8

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

The following table sets forth financial assets and liabilities measured at fair value and recorded in net earnings and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of November 30, 2019 and June 1, 2019.

(In millions)	November 30, 2019			June 1, 2019
Financial Assets	NAV	Quoted Prices with Other Observable Inputs (Level 2)	Management Estimate (Level 3)	NAV	Quoted Prices with Other Observable Inputs (Level 2)	Management Estimate (Level 3)
Cash equivalents:
Money market funds	$6.7	$—	$—	$69.5	$—	$—
Mutual funds - equity	—	0.9	—	—	0.9	—
Deferred compensation plan	—	14.2	—	—	12.5	—
Total	$6.7	$15.1	$—	$69.5	$13.4	$—

Financial Liabilities
Foreign currency forward contracts	$—	$—	$—	$—	$1.4	$—
Total	$—	$—	$—	$—	$1.4	$—

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

The following table sets forth financial assets and liabilities measured at fair value and recorded in other comprehensive income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of November 30, 2019 and June 1, 2019.

(In millions)	November 30, 2019	June 1, 2019
Financial Assets	Quoted Prices with Other Observable Inputs (Level 2)	Quoted Prices with Other Observable Inputs (Level 2)
Mutual funds - fixed income	$8.1	$7.9
Interest rate swap agreement	—	1.0
Total	$8.1	$8.9

Financial Liabilities
Interest rate swap agreement	$8.3	$2.2
Total	$8.3	$2.2

The following is a summary of the carrying and market values of the Company's fixed income mutual funds and equity mutual funds as of the respective dates:

	November 30, 2019			June 1, 2019
(In millions)	Cost	Unrealized Gain/(Loss)	Market Value	Cost	Unrealized Gain/(Loss)	Market Value
Mutual funds - fixed income	$8.0	$0.1	$8.1	$7.9	$—	$7.9
Mutual funds - equity	0.8	0.1	0.9	0.8	0.1	0.9
Total	$8.8	$0.2	$9.0	$8.7	$0.1	$8.8

The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in the Condensed Consolidated Statements of Comprehensive Income within "Other (income) expense, net".

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

Derivative Instruments and Hedging Activities
Foreign Currency Forward Contracts
The Company transacts business in various foreign currencies and has established a program that primarily utilizes foreign currency forward contracts to reduce the risks associated with the effects of certain foreign currency exposures. Under this program, the Company's strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. Foreign currency exposures typically arise from net liability or asset exposures in non-functional currencies on the balance sheets of our foreign subsidiaries. Foreign currency forward contracts generally settle within 30 days and are not used for trading purposes. These forward contracts are not designated as hedging instruments. Accordingly, we record the fair value of these contracts as of the end of the reporting period in the Consolidated Balance Sheets with changes in fair value recorded within the Consolidated Statements of Comprehensive Income. The balance sheet classification for the fair values of these forward contracts is to Other current assets for unrealized gains and to Other accrued liabilities for unrealized losses. The Consolidated Statements of Comprehensive Income classification for the fair values of these forward contracts is to Other (income) expense, net, for both realized and unrealized gains and losses.

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

The interest rate swaps were designated cash flow hedges at inception and the facts and circumstances of the hedged relationship remains consistent with the initial quantitative effectiveness assessment in that the hedged instruments remain an effective accounting hedge as of November 30, 2019. Since a designated derivative meets hedge accounting criteria, the fair value of the hedge is recorded in the Consolidated Statements of Stockholders’ Equity as a component of Accumulated other comprehensive loss, net of tax. The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings. The interest rate swap agreements are assessed for hedge effectiveness on a quarterly basis.

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

As of November 30, 2019, the fair value of the Company’s two outstanding interest rate swap agreements, which are designated cash flow hedges, was a liability of $8.3 million. The liability fair value was recorded within Other liabilities within the Condensed Consolidated Balance Sheets. Recorded within Other comprehensive loss, net of tax, for the effective portion of the Company's designated cash flow hedges was a net unrealized gain of $3.4 million and $1.0 million, for the three months ended November 30, 2019 and December 1, 2018, respectively. Recorded within Other comprehensive loss, net of tax, for the effective portion of the Company's designated cash flow hedges was a net unrealized loss of $5.3 million and a net unrealized gain of $0.5 million for the six months ended November 30, 2019 and December 1, 2018, respectively.

There were no gains or losses recognized in earnings for hedge ineffectiveness for the three and six month periods ended November 30, 2019 and December 1, 2018, respectively. The losses reclassified from Accumulated other comprehensive loss into earnings were zero and $0.1 million for the three month periods ended November 30, 2019 and December 1, 2018, respectively. The losses reclassified from Accumulated other comprehensive loss into earnings were $0.1 million and zero for the six month periods ended November 30, 2019 and December 1, 2018, respectively. Losses expected to be reclassified from Accumulated other comprehensive loss into earnings during the next twelve months are $0.9 million. The amount of loss, net of tax, expected to be reclassified out of Accumulated other comprehensive loss into earnings during the next twelve months is $0.7 million.

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests are reported on the Condensed Consolidated Balance Sheets in mezzanine equity in “Redeemable noncontrolling interests.” As of June 1, 2019, the outstanding redeemable noncontrolling interests were $20.6 million, and represented an approximate 5% minority ownership in the Company's subsidiary, Herman Miller Consumer Holdings, Inc. ("HMCH"). During August 2019, the Company acquired all of the remaining redeemable noncontrolling equity interests. HMCH redeemed certain HMCH stock for cash and then, on August 23, 2019, HMCH merged with and into the Company, with the remaining minority HMCH shareholders receiving a cash payment. Total cash paid of $20.4 million for the redemptions and for merger consideration was at fair market value based on an independent appraisal. This compares to purchases of $10.1 million during the six month period ended December 1, 2018.

13. Commitments and Contingencies

Product Warranties

The Company provides coverage to the end-user for parts and labor on products sold under its warranty policy and for other product-related matters. The standard length of warranty is 12 years for the majority of products sold; however, this varies depending on the product classification. The Company does not sell or otherwise issue warranties or warranty extensions as stand-alone products. Reserves have been established for the various costs associated with the Company's warranty program and are included in the Condensed Consolidated Balance Sheets under “Accrued warranty”. General warranty reserves are based on historical claims experience and other currently available information. These reserves are adjusted if required and the actual cost of correction becomes known or can be estimated. The Company provides an assurance-type warranty that ensures that products will function as intended. As such, the Company's estimated warranty obligation is accounted for as a liability.

	Three Months Ended		Six Months Ended
(In millions)	November 30, 2019	December 1, 2018	November 30, 2019	December 1, 2018
Accrual Balance — beginning	$53.3	$52.1	$53.1	$51.5
Accrual for product-related matters	6.3	5.1	11.6	10.7
Settlements and adjustments	(5.0)	(4.8)	(10.1)	(9.8)
Accrual Balance — ending	$54.6	$52.4	$54.6	$52.4

Guarantees

The Company is periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies. However, the Company is ultimately liable for claims that may occur against them. As of November 30, 2019, the Company had a maximum financial exposure related to performance bonds totaling approximately $3.9 million. The Company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The Company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's consolidated financial statements. Accordingly, no liability has been recorded in respect to these bonds as of either November 30, 2019 or June 1, 2019.

The Company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of November 30, 2019, the Company had a maximum financial exposure from these standby letters of credit totaling approximately $9.5 million, all of which is considered usage against the Company's revolving line of credit. The Company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's consolidated financial statements. Accordingly, no liability has been recorded in respect to these arrangements as of November 30, 2019 and June 1, 2019.

Contingencies

The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect, if any, on the Company's consolidated financial Statements.

14. Debt

Long-term debt as of November 30, 2019 and June 1, 2019 consisted of the following obligations:

(In millions)	November 30, 2019	June 1, 2019
Debt securities, due March 1, 2021	$50.0	$50.0
Syndicated revolving line of credit, due September 2021	225.0	225.0
Construction-type lease	—	6.9
Supplier financing program	3.3	3.1
Total debt	$278.3	$285.0
Less: Current debt	(3.3)	(3.1)
Long-term debt	$275.0	$281.9

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

As of November 30, 2019, the total debt outstanding related to borrowings under the syndicated revolving line of credit was $225.0 million. Available borrowings against this facility were $265.5 million due to $9.5 million related to outstanding letters of credit. As of June 1, 2019, total debt outstanding related to borrowings under the syndicated revolving line of credit was $225.0 million and available borrowings were $165.0 million due to $10.0 million of outstanding letters of credit.

Supplier Financing Program

The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations from the Company. Under this program, participating suppliers may finance payment obligations of the Company, prior to their scheduled due dates, at a discounted price to the third-party financial institution.

The Company has lengthened the payment terms for certain suppliers that have chosen to participate in the program. As a result, certain amounts due to suppliers have payment terms that are longer than standard industry practice and as such, these amounts have been excluded from the caption “Accounts payable” in the Condensed Consolidated Balance Sheets as the amounts have been accounted for by the Company as a current debt obligation. Accordingly, $3.3 million and $3.1 million have been recorded within the caption “Other accrued liabilities” for the periods ended November 30, 2019 and June 1, 2019, respectively.

Construction-Type Lease

During fiscal 2015, the Company entered into a lease agreement for the occupancy of a new studio facility in Palo Alto, California which runs through fiscal 2026. In fiscal 2017, the Company became the deemed owner of the leased building for accounting purposes as a result of the Company's involvement during the construction phase of the project. The lease was therefore accounted for as a financing lease and the building and related financing liability were initially recorded at fair value in the Consolidated Balance Sheets within Construction in progress and Other accrued liabilities. During the first quarter of fiscal 2019, the construction was substantially completed, and the property was placed in service. As a result, the Company began depreciating the assets over their estimated useful lives. The Company also reclassified the related financing liability to Long-term debt. The carrying value of the building and the related financing liability were both $6.9 million at June 1, 2019. As a result of the adoption of ASC 842 in the first quarter of fiscal 2020, the Company derecognized its construction-type lease asset and financing liability and there was no related cumulative adjustment to retained earnings.

15. Accumulated Other Comprehensive Loss

The following table provides an analysis of the changes in accumulated other comprehensive loss for the six months ended November 30, 2019 and December 1, 2018:

(In millions)	Cumulative Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Unrealized Gains on Available-for-sale Securities	Interest Rate Swap Agreement	Accumulated Other Comprehensive Loss
Balance at June 1, 2019	$(48.3)	$(45.0)	$—	$(0.9)	$(94.2)
Other comprehensive income (loss) before reclassifications	4.4	—	—	(5.4)	(1.0)
Reclassification from accumulated other comprehensive loss - Other, net	—	1.7	—	0.1	1.8
Tax benefit	—	(0.3)	—	—	(0.3)
Net reclassifications	—	1.4	—	0.1	1.5
Net current period other comprehensive income (loss)	4.4	1.4	—	(5.3)	0.5
Balance at November 30, 2019	$(43.9)	$(43.6)	$—	$(6.2)	$(93.7)

Balance at June 2, 2018	$(34.1)	$(37.2)	$0.1	$9.9	$(61.3)
Cumulative effect of accounting change	—	—	(0.1)	1.5	1.4
Other comprehensive (loss) income before reclassifications	(12.4)	—	(0.1)	0.5	(12.0)
Reclassification from accumulated other comprehensive loss - Other, net	—	1.3	—	—	1.3
Tax benefit	—	(0.2)	—	—	(0.2)
Net reclassifications	—	1.1	—	—	1.1
Net current period other comprehensive (loss) income	(12.4)	1.1	(0.1)	0.5	(10.9)
Balance at December 1, 2018	$(46.5)	(36.1)	$(0.1)	$11.9	$(70.8)

16. Operating Segments

The Company's reportable segments consist of North America Contract, International Contract, and Retail.

The North America Contract segment includes the operations associated with the design, manufacture, and sale of furniture and textile products for work-related settings, including office, education, and healthcare environments, throughout the United States and Canada. The business associated with the Company's owned contract furniture dealers is also included in the North America Contract segment. In addition to the Herman Miller brand, this segment includes the operations associated with the design, manufacture and sale of high-craft furniture products and textiles including Geiger wood products, Maharam textiles, Nemschoff, naughtone, and Herman Miller Collection products.

The International Contract segment includes the operations associated with the design, manufacture, and sale of furniture products, primarily for work-related settings in EMEA, Latin America, and Asia-Pacific.

The Retail segment includes operations associated with the sale of modern design furnishings and accessories to third party retailers, as well as direct to consumer sales through eCommerce, direct mailing catalogs and DWR and HAY studios.

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

The following is a summary of certain key financial measures for the respective fiscal periods indicated:

	Three Months Ended		Six Months Ended
(In millions)	November 30, 2019	December 1, 2018	November 30, 2019	December 1, 2018
Net Sales:
North America Contract	$450.6	$434.8	$909.3	$855.8
International Contract	118.2	118.5	232.0	234.0
Retail	105.4	99.3	203.9	187.5
Total	$674.2	$652.6	$1,345.2	$1,277.3

Operating Earnings (Loss):
North America Contract	$62.5	$51.2	$125.4	$99.4
International Contract	12.8	13.8	25.9	24.3
Retail	(0.9)	1.8	(4.9)	3.9
Corporate	(12.0)	(13.7)	(23.8)	(28.5)
Total	$62.4	$53.1	$122.6	$99.1

(In millions)	November 30, 2019	June 1, 2019
Total Assets:
North America Contract	$851.9	$733.6
International Contract	399.8	356.8
Retail	440.3	310.0
Corporate	186.0	168.9
Total	$1,878.0	$1,569.3

17. Restructuring Expense

North America Contract Segment

During the fourth quarter of fiscal 2019, the Company announced restructuring activities associated with profit improvement initiatives, including costs associated with an early retirement plan. The plan is expected to generate annual cost savings of approximately $10 million.

During the three and six months ended November 30, 2019, the Company recognized pre-tax restructuring expense of $0.1 million and $1.7 million, respectively, related to the plan. To date, the Company has recognized $9.4 million of restructuring expense related to the plan. The early retirement plan is complete and no future restructuring costs related to this plan are expected.

The following table provides an analysis of the changes in the restructuring costs reserve for the above plan for the six months ended November 30, 2019:

(In millions)	Severance and Employee-Related	Exit or Disposal Activities	Total
Beginning Balance	$6.7	$1.0	$7.7
Restructuring Costs	1.7	—	1.7
Amounts Paid	(7.0)	(0.2)	$(7.2)
Ending Balance	$1.4	$0.8	$2.2

In the second quarter of fiscal 2020, the Company initiated restructuring discussions related to its Nemschoff operation in Wisconsin. The Company anticipates the total estimated costs related to the actions will be approximately $4.3 million of which $3.8 million will be recorded in fiscal 2020. These restructuring costs relate to potential partial outsourcing and in-sourcing strategies, long-lived asset impairments, and employee-related costs. In conjunction with these discussions, the Company recorded $2.6 million in pre-tax restructuring expense related to this plan in the second quarter of fiscal 2020.

In the second quarter of fiscal 2020, the Company also initiated a reorganization of the North American Sales and Global Product teams. The Company incurred a total of $1.4 million related to this plan in second quarter of fiscal 2020, of which $0.2 million was paid. The reorganization will be completed during fiscal 2020 and the remaining charges are expected to be immaterial.

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

During the three and six months ended November 30, 2019, the Company recognized pre-tax restructuring expense of $0.2 million and $0.4 million, respectively, related to the plan. To date, the Company has recognized $6.8 million of restructuring costs related to the plan. No future restructuring costs related to the plan are expected. The plan is expected to be complete by the end of fiscal 2020.

As the United Kingdom office building and related assets meet the criteria to be designated as assets held for sale, the carrying value of these assets have been classified as current assets and included within "Other current assets" in the Condensed Consolidated Balance Sheets at November 30, 2019. The carrying amount of the assets held for sale was approximately $4.3 million as of November 30, 2019.

The following table provides an analysis of the changes in the International Contract segment restructuring costs reserve for the six months ended November 30, 2019:

(In millions)	Severance and Employee-Related	Exit or Disposal Activities	Total
Beginning Balance	$0.1	$0.1	$0.2
Restructuring Costs	—	0.4	0.4
Amounts Paid	(0.1)	(0.5)	(0.6)
Ending Balance	$—	$—	$—

18. Variable Interest Entities

The Company has long-term notes receivable with a third-party owned dealer that are deemed to be variable interests in a variable interest entity. The carrying value of these long-term notes receivable was $1.5 million and $1.6 million as of November 30, 2019 and June 1, 2019, respectively, and represents the Company’s maximum exposure to loss. The Company is not deemed to be the primary beneficiary of the variable interest entity as the entity controls the activities that most significantly impact the entity’s economic performance, including sales, marketing, and operations.

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
Business Overview

The Company researches, designs, manufactures, sells, and distributes furnishings and accessories, for use in various environments including office, healthcare, educational, and residential settings, and provides related services that support companies all over the world. The Company's products are sold primarily through independent contract office furniture dealers as well as the following channels: owned contract office furniture dealers, direct customer sales, independent retailers, owned retail studios, direct-mail catalogs and the Company's e-commerce platforms. The following is a summary of the results from continuing operations for the three months ended November 30, 2019:

•
Net sales were $674.2 million and orders were $674.9 million, representing an increase of 3.3% and a decrease of 4.2%, respectively, when compared to the same quarter of the prior year. The increase in net sales was driven primarily by volume increases within the Retail segment, as well as incremental list price increases within the North America Contract segment. On an organic basis, net sales were $672.6 million(*) and orders were $673.6 million, representing an increase of 3.1%(*) and a decrease of 4.4%, respectively, when compared to the same quarter of the prior year.

•
Gross margin was 37.9% as compared to 36.1% for the same quarter of the prior year. The increase in gross margin was driven primarily by list price increases, manufacturing leverage on higher production volumes, lower steel costs, and ongoing profitability improvement efforts, partially offset by higher freight costs.

•
Operating expenses increased by $10.6 million or 5.8% as compared to the same quarter of the prior year. Operating expenses included special charges, totaling $1.2 million, related to transaction costs associated with the HAY and naughtone investments. Operating expenses also included restructuring expense of $4.2 million related primarily to actions initiated in the quarter to optimize our Nemschoff manufacturing operations and targeted workforce reductions, including actions associated with profit improvement initiatives.

•
Other income in the current quarter reflected a pre-tax gain of $30.5 million related to the purchase accounting treatment of the initial equity-method investment in U.K.-based naughtone. The Company acquired the remaining shares of naughtone during the second quarter and as a result was required to adjust the value of the initial investment to fair value, resulting in a non-taxable gain.

•
The effective tax rate was 14.3% compared to 22.6% for the same quarter of the prior year. Excluding the impact of the non-taxable gain this quarter related to naughtone, the adjusted effective income tax rate in the period was 21.6%.

•
Diluted earnings per share increased $0.66 to $1.32, a 100.0% increase as compared to the prior year. Excluding restructuring expenses, other special charges and the naughtone investment gain, adjusted diluted earnings per share were $0.88(*), a 17.3% increase as compared to the prior year.

•	The Company declared cash dividends of $0.21 per share, with a record date of December 1, 2019, compared to $0.1975 per share in the same quarter of the prior year.

•
Strategic investment of approximately $46 million was made in acquiring the remaining outstanding shares of naughtone. Subsequent to the end of the current quarter, a strategic investment of approximately $79 million was made in acquiring an additional 34% of the outstanding equity of HAY.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

The following summary includes the Company's view on the economic environment in which it operates:

•
North America reflects a mixed macro-economic picture. Job growth, unemployment levels and consumer spending reflect positive trends, while industry order trends as reported by the Business and Institutional Furniture Manufacturers Association ("BIFMA"), and the level of architectural billing activity as measured by the Architecture Billings Index have varied in recent months.

•
The Company is monitoring the resolution of various trade policy negotiations between the U.S. and key trading partners as well as the ongoing negotiations concerning the U.K. referendum to exit the European Union ("Brexit"). These negotiations create a level of uncertainty in key markets, particularly the U.K., continental Europe and China, which, if unresolved in the near term, will likely negatively impact customer demand.

•
The Company is also navigating the impact of global tariffs. The Company continues to believe, based upon existing circumstances, that pricing, strategic sourcing actions and profit optimization initiatives will fully offset the current level of tariffs imposed on imports from China in the near term.

•
The Company's Retail segment is facing continuing gross margin pressure from increasing customer expectations that the products they buy should come free of delivery charges. In response, the Company is continuing to evaluate a variety of strategies, including negotiating lower costs from third party freight providers, implementing actions aimed at improving the efficiency of its logistics processes and more closely reflecting the cost of delivery into the base price of its products.

The remaining sections within Item 2 include additional analysis of the three and six months ended November 30, 2019, including discussion of significant variances compared to the prior year periods.

Reconciliation of Non-GAAP Financial Measures

This report contains references to Organic net sales and Adjusted earnings per share - diluted, which are non-GAAP financial measures. Organic Growth (Decline) represents the change in Net sales, excluding currency translation effects and the impact of acquisitions. Adjusted Earnings per Share represents reported diluted earnings per share excluding the impact from adjustments related to the adoption of the U.S. Tax Cuts and Jobs Act, amortization of an inventory step up on the HAY equity method investment, a gain on the consolidation of the naughtone equity method investment, restructuring expenses and other special charges or gains, including related taxes. Restructuring expenses include actions involving facilities consolidation and optimization, targeted workforce reductions, and costs associated with an early retirement program. Special charges include costs related to CEO transition, third party consulting costs related to the Company's profit enhancement initiatives, and acquisition related costs.

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

The following table reconciles Net sales to Organic net sales for the periods ended as indicated below:

	Three Months Ended				Three Months Ended
	November 30, 2019				December 1, 2018
	North America	International	Retail	Total	North America	International	Retail	Total
Net Sales, as reported	$450.6	$118.2	$105.4	$674.2	$434.8	$118.5	$99.3	$652.6
% change from PY	3.6%	(0.3)%	6.1%	3.3%

Proforma Adjustments
Acquisition	(2.5)	(1.0)	—	(3.5)	—	—	—	—
Currency Translation Effects (1)	0.3	1.6	—	1.9	—	—	—	—
Net Sales, organic	$448.4	$118.8	$105.4	$672.6	$434.8	$118.5	$99.3	$652.6
% change from PY	3.1%	0.3%	6.1%	3.1%

	Six Months Ended				Six Months Ended
	November 30, 2019				December 1, 2018
	North America	International	Retail	Total	North America	International	Retail	Total
Net Sales, as reported	$909.3	$232.0	$203.9	$1,345.2	$855.8	$234.0	$187.5	$1,277.3
% change from PY	6.3%	(0.9)%	8.7%	5.3%

Proforma Adjustments
Acquisition	(2.5)	(1.0)	—	(3.5)	—	—	—	—
Currency Translation Effects (1)	0.5	3.4	—	3.9	—	—	—	—
Net Sales, organic	$907.3	$234.4	$203.9	$1,345.6	$855.8	$234.0	$187.5	$1,277.3
% change from PY	6.0%	0.2%	8.7%	5.3%
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period

The following table reconciles Earnings per share - diluted to Adjusted earnings per share - diluted for the three and six months ended:

	Three Months Ended		Six Months Ended
	11/30/19	12/1/18	11/30/19	12/1/18
Earnings per Share - Diluted	$1.32	$0.66	$2.14	$1.26

Add: Adjustments Related to Adoption of U.S. Tax Cuts and Jobs Act	—	—	—	0.01
Add: Inventory step up on HAY equity method investment, after tax	—	0.01	—	0.01
Less: Gain on consolidation of naughtone equity method investment	(0.51)	—	(0.51)	—
Add: Special charges, after tax	0.02	0.08	0.02	0.14
Add: Restructuring expense, after tax	0.05	—	0.07	0.02
Adjusted Earnings per Share - Diluted	$0.88	$0.75	$1.72	$1.44

Weighted Average Shares Outstanding (used for Calculating Adjusted Earnings per Share) – Diluted	59,402,001	59,442,219	59,318,982	59,612,113

Analysis of Results for Three and Six Months

The following table presents certain key highlights from the results of operations for the three and six months ended:

	Three Months Ended			Six Months Ended
(In millions, except per share data)	November 30, 2019	December 1, 2018	Percent Change	November 30, 2019	December 1, 2018	Percent Change
Net sales	$674.2	$652.6	3.3%	$1,345.2	$1,277.3	5.3%
Cost of sales	418.7	417.0	0.4%	843.6	816.6	3.3%
Gross margin	255.5	235.6	8.4%	501.6	460.7	8.9%
Operating expenses	193.1	182.5	5.8%	379.0	361.6	4.8%
Operating earnings	62.4	53.1	17.5%	122.6	99.1	23.7%
Gain on consolidation of equity method investment	30.5	—	n/a	30.5	—	n/a
Other expenses, net	2.6	3.8	(31.6)%	4.7	5.7	(17.5)%
Earnings before income taxes and equity income	90.3	49.3	83.2%	148.4	93.4	58.9%
Income tax expense	12.9	11.2	15.2%	25.2	20.0	26.0%
Equity income from nonconsolidated affiliates, net of tax	1.2	1.2	—%	3.4	1.8	88.9%
Net earnings	78.6	39.3	100.0%	126.6	75.2	68.4%
Net (loss) earnings attributable to noncontrolling interests	—	—	n/a	(0.2)	0.1	(300.0)%
Net earnings attributable to Herman Miller, Inc.	$78.6	$39.3	100.0%	$126.8	$75.1	68.8%

Earnings per share — diluted	$1.32	$0.66	100.0%	$2.14	$1.26	69.8%
Orders	$674.9	$704.8	(4.2)%	$1,351.6	$1,337.6	1.0%
Backlog	$400.6	$406.7	(1.5)%

The following table presents select components of the Company's Condensed Consolidated Statements of Comprehensive Income as a percentage of net sales, for the three and six months ended:

	Three Months Ended		Six Months Ended
	November 30, 2019	December 1, 2018	November 30, 2019	December 1, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.1	63.9	62.7	63.9
Gross margin	37.9	36.1	37.3	36.1
Operating expenses	28.6	28.0	28.2	28.3
Operating earnings	9.3	8.1	9.1	7.8
Gain on consolidation of equity method investment	4.5	—	2.3	—
Other expenses, net	0.4	0.6	0.3	0.4
Earnings before income taxes and equity income	13.4	7.6	11.0	7.3
Income tax expense	1.9	1.7	1.9	1.6
Equity income from nonconsolidated affiliates, net of tax	0.2	0.2	0.3	0.1
Net earnings	11.7	6.0	9.4	5.9
Net (loss) earnings attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to Herman Miller, Inc.	11.7	6.0	9.4	5.9

Consolidated Sales

The following chart presents graphically the primary drivers of the year-over-year change in Net sales for the three and six months ended November 30, 2019. The amounts presented in the bar graph are expressed in millions and have been rounded.
Consolidated Net sales increased $21.6 million or 3.3% in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019. The following items contributed to the change:

•	Incremental list price increases, net of contract price discounting, of approximately $13 million.

•
Increased sales volumes within the Retail segment of approximately $8 million driven primarily by growth across the Company's DWR studio, outlet and contract channels, which were partially offset by lower freight revenue.

•	Approximately $4 million as a result of the acquisition of naughtone.

•	Foreign currency translation had a negative impact on net sales of approximately $2 million.

Consolidated Net sales increased $67.9 million or 5.3% in the first six months of fiscal 2020 compared to the first six months of fiscal 2019. The following items led to the change:

•	Increased sales volumes within the North America Contract segment of approximately $27 million due to increased demand within the core contract and Geiger businesses.

•	Incremental list price increases, net of contract price discounting, of approximately $25 million.

•
Increased sales volumes within the Retail segment of approximately $19 million which were driven primarily by the introduction of HAY products and growth across the Company's DWR studio, outlet, and contract channels, which were partially offset by lower freight revenue.

•	Approximately $4 million as a result of the acquisition of naughtone.

•	Foreign currency translation had a negative impact on net sales of approximately $4 million.

Consolidated Gross Margin

Consolidated Gross margin was 37.9% in the second quarter of fiscal 2020 as compared to 36.1% in the second quarter of fiscal 2019. When compared to last fiscal year, the following factors summarize the major drivers of the change in gross margin percentage:

•	Incremental list price increases, net of contract price discounting, increased gross margin by approximately 120 basis points.

•	Manufacturing leverage on higher production volumes, lower steel costs and ongoing profitability improvement efforts increased gross margin by approximately 100 basis points.

•	Higher net freight expenses within the Retail segment decreased gross margin by approximately 30 basis points.

Consolidated Gross margin was 37.3% for the six month period ended November 30, 2019 as compared to 36.1% for the same period of the prior fiscal year. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:

•	Incremental list price increases, net of contract price discounting, increased gross margin by approximately 120 basis points.

•	Manufacturing leverage on higher production volumes, lower steel costs, and ongoing profitability improvement efforts increased gross margin by approximately 110 basis points.

•
Higher net freight expenses and cost inefficiencies driven partly by the move into a new Ohio–based distribution center within the Retail segment decreased gross margin by approximately 60 basis points.

•	The gross impact of tariffs on Chinese imports decreased gross margin by approximately 30 basis points.

Operating Expenses

The following chart presents graphically the primary drivers of the year-over-year change in Operating expenses for the three and six months ended November 30, 2019. The amounts presented in the bar graph are expressed in millions and have been rounded.
Consolidated Operating expenses increased by $10.6 million or 5.8% in the second quarter of fiscal 2020 compared to the prior year period. The following factors contributed to the change:

•	Compensation and benefit costs, combined with higher employee incentive compensation costs, increased approximately $4 million.

•	Incremental spend of approximately $2 million related to new DWR studios and marketing, e-commerce, and studios associated with the launch of the HAY brand in North America.

•	Incremental sales volume based costs, such as sales commissions and royalties, increased approximately $2 million.

•	Special charges decreased by approximately $5 million, while restructuring expense increased by approximately $4 million.

•	The rest of the increase in operating expenses was driven primarily by incremental warranty and IT costs.

Consolidated Operating expenses increased by $17.4 million or 4.8% in the first six months of fiscal 2020 compared to the prior year period. The following factors contributed to the change:

•	Compensation and benefit costs, combined with higher employee incentive compensation costs, increased approximately $6 million.

•	Incremental spend of approximately $6 million related to new DWR studios and the marketing, e-commerce, and studios associated with the launch of the HAY brand in North America.

•	Incremental sales volume based costs, such as sales commissions and royalties, increased approximately $4 million.

•	Special charges decreased by approximately $9 million, while restructuring expense increased by approximately $5 million.

•	The rest of the increase in operating expenses was driven primarily by incremental marketing, warranty and IT costs.

Other Income/Expense

Other income/expense in the three and six months ended November 30, 2019 reflected a pre-tax gain of $30.5 million related to the purchase accounting treatment of the initial equity-method investment in U.K.-based naughtone. The Company acquired the remaining shares of naughtone during the second quarter and as a result, was required to adjust the value of the initial investment to fair value, resulting in a non-taxable gain.

During the three months ended November 30, 2019, net other expense was $2.6 million, a decrease of $1.2 million compared to the same period in the prior year. This decrease resulted primarily from investment gains associated with the Company's deferred compensation plan in the current quarter relative to investment losses recorded in the prior fiscal year. These investments gains are directly offset by increases in compensation expense within operating expenses related to the deferred compensation plan.

During the six months ended November 30, 2019, net other expense was $4.7 million, a decrease of $1.0 million compared to the same period in the prior year. This decrease resulted primarily from investment gains associated with the Company's deferred compensation plan in the current quarter relative to investment losses recorded in the prior fiscal year, higher interest income and foreign currency losses in the current quarter relative to foreign currency gains recorded in the prior fiscal year.

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

The charts below present the relative mix of Net sales and Operating earnings across the Company's reportable segments during the three and six month periods ended November 30, 2019. This is followed by a discussion of the Company's results, by reportable segment.

North America Contract ("North America")

	Three Months Ended			Six Months Ended
	November 30, 2019	December 1, 2018	Change	November 30, 2019	December 1, 2018	Change
Net sales	$450.6	$434.8	$15.8	$909.3	$855.8	$53.5
Gross margin	169.3	152.0	17.3	337.0	299.7	37.3
Gross margin %	37.6%	35.0%	2.6%	37.1%	35.0%	2.1%
Operating earnings	62.5	51.2	11.3	125.4	99.4	26.0
Operating earnings %	13.9%	11.8%	2.1%	13.8%	11.6%	2.2%

For the three month comparative period, Net sales increased 3.6%, or 3.1%(*) on an organic basis, over the prior year period due to:

•	Incremental list price increases, net of contract price discounting, of approximately $13 million; and

•	Approximately $3 million due to the acquisition of naughtone.

For the three month comparative period, Operating earnings increased $11.3 million, or 22.1%, over the prior year period due to:

•
Increased Gross margin of $17.3 million and increased gross margin percentage of 260 basis points due primarily to incremental list price increases, net of contract price discounting, lower steel costs, ongoing profitability improvement efforts, and a refund of previously paid tariffs, partially offset by product mix; offset by

•	Increased Operating expenses of $6.0 million driven primarily by increased restructuring expense, warranty expense and sales volume based costs.

For the six month comparative period, Net sales increased 6.3%, or 6.0%(*) on an organic basis, over the prior year period due to:

•	Increased sales volumes within the North America segment of approximately $27 million due to increased demand within the core contract and Geiger businesses; and

•	Incremental list price increases, net of contract price discounting, of approximately $23 million.

For the six month comparative period, Operating earnings increased $26.0 million, or 26.2%, over the prior year period due to:

•
Increased Gross margin of $37.3 million and increased gross margin percentage of 210 basis points due primarily to incremental list price increases, net of contract price discounting, lower steel costs, and ongoing profitability improvement efforts; offset by

•	Increased Operating expenses of $11.3 million driven primarily by increased restructuring expense, warranty expense, and sales volume based costs.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

International Contract ("International")

	Three Months Ended			Six Months Ended
	November 30, 2019	December 1, 2018	Change	November 30, 2019	December 1, 2018	Change
Net sales	$118.2	$118.5	$(0.3)	$232.0	$234.0	$(2.0)
Gross margin	40.3	39.7	0.6	80.1	77.8	2.3
Gross margin %	34.1%	33.5%	0.6%	34.5%	33.2%	1.3%
Operating earnings	12.8	13.8	(1.0)	25.9	24.3	1.6
Operating earnings %	10.8%	11.6%	(0.8)%	11.2%	10.4%	0.8%

For the three month comparative period, Net sales decreased 0.3%, or increased 0.3%(*) on an organic basis, over the prior year period due to:

•	The impact of foreign currency translation which decreased sales by approximately $2 million; offset by

•	Approximately $1 million due to the acquisition of naughtone.

For the three month comparative period, Operating earnings decreased $1.0 million, or 7.2%, over the prior year period due to:

•	Increased Operating expense of $1.6 million driven primarily by higher IT and compensation costs; offset by

•	Increased Gross margin of $0.6 million and increased gross margin percentage of 60 basis points due primarily to restructuring cost savings, partially offset by lower volume leverage.

For the six month comparative period, Net sales decreased 0.9%, or increased 0.2%(*) on an organic basis, over the prior year period due to:

•	The impact of foreign currency translation which decreased sales by approximately $3 million; and

•	Decreased sales volumes within the International segment of approximately $1 million; offset by

•	Incremental list price increases, net of contract price discounting, of approximately $2 million.

For the six month comparative period, Operating earnings increased $1.6 million, or 6.6%, over the prior year period due to:

•
Increased Gross margin of $2.3 million and increased gross margin percentage of 130 basis points due primarily to incremental list price increases, net of contract price discounting and restructuring cost savings; offset by

•	Increased Operating expenses of $0.7 million, driven primarily by higher IT and compensation costs offset by lower restructuring expense.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

Retail

	Three Months Ended			Six Months Ended
	November 30, 2019	December 1, 2018	Change	November 30, 2019	December 1, 2018	Change
Net sales	$105.4	99.3	$6.1	$203.9	$187.5	$16.4
Gross margin	45.9	43.9	2.0	84.5	83.2	1.3
Gross margin %	43.5%	44.2%	(0.7)%	41.4%	44.4%	(3.0)%
Operating earnings	(0.9)	1.8	(2.7)	(4.9)	3.9	(8.8)
Operating earnings %	(0.9)%	1.8%	(2.7)%	(2.4)%	2.1%	(4.5)%

For the three month comparative period, Net sales increased 6.1%, both on an as reported and organic(*) basis, over the prior year period due to:

•	Increased sales volumes of approximately $8 million driven primarily by growth across the Company's DWR studio, outlet, and contract channels, which were partially offset by lower freight revenue.

For the three month comparative period, Operating earnings decreased $2.7 million, or 150.0%, over the prior year period due to:

•	Increased Gross margin of $2.0 million and decreased gross margin percentage of 70 basis points due primarily to higher net freight expenses partially offset by product mix; and

•	An increase in Operating expenses of $4.7 million primarily due to sales volume based costs, new DWR studios, and the launch of the HAY brand in North America.

For the six month comparative period, Net sales increased 8.7%, both on an as reported and organic(*) basis, over the prior year period due to:

•
Increased sales volumes within the Retail segment of approximately $19 million which were driven primarily by the introduction of HAY products and growth across the Company's DWR studio, outlet and contract channels, which were partially offset by lower freight revenue.

For the six month comparative period, Operating earnings decreased $8.8 million, or 225.6%, over the prior year period due to:

•
Increased Gross margin of $1.3 million and decreased gross margin percentage of 300 basis points due primarily to higher net freight expenses and cost inefficiencies associated with the move into a new Ohio–based distribution center, partially offset by product mix; and

•	An increase in Operating expenses of $10.1 million primarily due to sales volume based costs, new DWR studios, and the launch of the HAY brand in North America.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

Corporate

Corporate unallocated expenses totaled $12.0 million for the second quarter of fiscal 2020, a decrease of $1.7 million from the second quarter of fiscal 2019. The decrease was driven primarily by lower special charges related to third-party consulting costs for the Company's profit optimization initiatives, partially offset by higher employee compensation and incentive costs in the current period.

Corporate unallocated expenses totaled $23.8 million for the first six months of fiscal 2020, a decrease of $4.7 million from the same period of fiscal 2019. The decrease was driven primarily by lower special charges related to third-party consulting costs for the Company's profit optimization initiatives, as well as transition costs related to the retirement of the Company's previous CEO, partially offset by higher employee compensation and incentive costs in the current period.

Financial Condition, Liquidity and Capital Resources

The table below summarizes the net change in cash and cash equivalents for the six months ended as indicated.

(In millions)	November 30, 2019	December 1, 2018
Cash provided by (used in):
Operating activities	$142.4	$91.5
Investing activities	(82.1)	(118.7)
Financing activities	(40.6)	(59.8)
Effect of exchange rate changes	(1.9)	(3.3)
Net change in cash and cash equivalents	$17.8	$(90.3)

Cash Flows - Operating Activities

Cash provided by operating activities for the six months ended November 30, 2019 was $142.4 million, as compared to $91.5 million in the same period of the prior year. The increase in cash generated from operations in the current year, compared to the prior year, was primarily due to:

•	An increase in net earnings, excluding the naughtone non-cash gain, of $20.9 million; and

•
A decrease in current assets in the current period of $16.5 million driven by a decrease in accounts receivable as compared to an increase in current assets of $44.2 million in the prior year period driven primarily by an increase in inventory and unbilled accounts receivable; offset by

•
A decrease in current liabilities in the current period of $21.1 million driven primarily by a decease in accounts payable and accrued liabilities as compared to an increase in current liabilities of $15.1 million in the prior period driven primarily by an increase in accounts payable and accrued compensation and benefits.

Cash Flows - Investing Activities

Cash used in investing activities for the six months ended November 30, 2019 was $82.1 million, as compared to $118.7 million in the same period of the prior year. The decrease in cash outflow in the current year, compared to the prior year, was primarily due to:

•
Prior year cash outflows of $71.6 million for equity investments in HAY and Maars, and $4.8 million for the purchase of the HAY licensing agreement compared to current year cash outflows of $40.0 million for the purchase of naughtone.

At the end of the second quarter of fiscal 2020, there were outstanding commitments for capital purchases of $15.8 million compared to $26.6 million at the corresponding date in the prior year. The Company plans to fund these commitments with cash on hand and/or cash generated from operations. The Company expects full-year capital purchases to be between $90.0 million and $100.0 million, which will be primarily related to investments in the Company's facilities and equipment. This compares to full-year capital spending of $85.8 million in fiscal 2019.

Subsequent to the end of the current quarter, on December 2, 2019, the Company acquired an additional 34% of the outstanding equity of HAY for $78.6 million.

Cash Flows - Financing Activities

Cash used in financing activities for the six months ended November 30, 2019 was $40.6 million, as compared to $59.8 million in the same period of the prior year. The decrease in cash outflow in the current year, compared to the prior year, was primarily due to:

•	Lower common stock repurchased of $8.1 million in the current year compared to $37.4 million in the prior year; offset by

•
The purchase of the remaining redeemable noncontrolling interests in the current year for $20.3 million as described in Note 12 of the Condensed Consolidated Financial Statements, compared to purchases of $10.1 million in the prior year.

Sources of Liquidity

In addition to cash flows from operating activities, the Company has access to liquidity through credit facilities, cash and cash equivalents, and short-term investments. These sources have been summarized below. For additional information, refer to Note 14 to the Condensed Consolidated Financial Statements.

(In millions)	November 30, 2019	June 1, 2019
Cash and cash equivalents	$177.0	$159.2
Marketable securities	$9.0	$8.8
Availability under syndicated revolving line of credit	$265.5	$165.0

At the end of the second quarter of fiscal 2020, the Company had cash and cash equivalents of $177.0 million, including $82.4 million of cash and cash equivalents held outside the United States. In addition, the Company had marketable securities of $9.0 million held by one of its international subsidiaries.

The subsidiary holding the Company's marketable securities is taxed as a United States taxpayer at the Company's election. Consequently, for tax purposes, all United States tax impacts for this subsidiary have been recorded. The Company intends to repatriate $23 million in cash held in certain foreign jurisdictions and as such has recorded a deferred tax liability related to foreign withholding taxes on these future dividends received in the U.S. from foreign subsidiaries of $0.5 million. A significant portion of this cash was previously taxed under the U.S. Tax Cut and Jobs Act (TCJA) one-time U.S. tax liability on undistributed foreign earnings. The Company intends to remain indefinitely reinvested in the remaining undistributed earnings outside the U.S.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The information concerning quantitative and qualitative disclosures about market risk contained in the Company’s Annual Report on Form 10-K for its fiscal year ended June 1, 2019 has not changed significantly. The nature of market risks from interest rates and commodity prices has not changed materially during the first six months of fiscal 2020.

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

In the normal course of business, the Company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the Company conducts its business are the British pound sterling, euro, Canadian dollar, Japanese yen, Mexican peso, Hong Kong dollar and Chinese renminbi. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes. The net gain or loss upon settlement and the change in fair value of outstanding contracts is recorded as a component of Other (income) expense, net.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2019, and the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended November 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

Referred to in Note 13 of the Condensed Consolidated Financial Statements.

Item 1A: Risk Factors

There have been no material changes in the Company's risk factors from those set forth in the Company's Annual Report on Form 10-K for the year ended June 1, 2019.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during the quarter ended November 30, 2019.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)
9/1/2019-9/28/19	9,535	$43.65	9,535	$256,170,302
9/29/19-10/26/19	471	$45.41	471	$256,148,914
10/27/19-11/30/19	—	$—	—	$256,148,914
Total	10,006		10,006

The Company repurchased shares under previously announced plans authorized by the Board of Directors. No repurchase plans expired or were terminated during the second quarter of fiscal 2020, nor do any plans exist under which the Company does not intend to make further purchases. The Board has the authority to terminate any further repurchases. During the period covered by this report, the Company did not sell any of its equity securities that were not registered under the Securities Act of 1933.

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

HERMAN MILLER, INC.

January 6, 2020	/s/ Andrea R. Owen
Andrea R. Owen
President and Chief Executive Officer
(Duly Authorized Signatory for Registrant)

January 6, 2020	/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer
(Duly Authorized Signatory for Registrant)