Form 10-Q
period 2020-02-29
HERMAN MILLER INC
filed 2020-04-07
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2020
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

As of April 2, 2020, Herman Miller, Inc. had 58,770,202 shares of common stock outstanding.

Herman Miller, Inc. Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

Herman Miller, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Dollars in millions, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 29, 2020	March 2, 2019	February 29, 2020	March 2, 2019
Net sales	$665.7	$619.0	$2,010.8	$1,896.2
Cost of sales	422.4	398.0	1,265.9	1,214.5
Gross margin	243.3	221.0	744.9	681.7
Operating expenses:
Selling, general and administrative	170.5	153.7	504.9	476.5
Restructuring expense	3.5	0.3	9.6	1.7
Design and research	18.9	19.2	57.4	56.6
Total operating expenses	192.9	173.2	571.9	534.8
Operating earnings	50.4	47.8	173.0	146.9
Gain on consolidation of equity method investments	—	—	30.5	—
Interest expense	2.9	3.0	8.9	9.1
Interest and other investment income	0.6	0.5	2.0	1.4
Other expense (income), net	0.5	(0.3)	0.6	0.1
Earnings before income taxes and equity income	47.6	45.6	196.0	139.1
Income tax expense	10.6	7.3	35.8	27.3
Equity income from nonconsolidated affiliates, net of tax	0.3	1.0	3.7	2.8
Net earnings	37.3	39.3	163.9	114.6
Net (loss) earnings attributable to redeemable noncontrolling interests	(0.4)	0.1	(0.6)	0.1
Net earnings attributable to Herman Miller, Inc.	$37.7	$39.2	$164.5	$114.5

Earnings per share — basic	$0.64	$0.67	$2.79	$1.94
Earnings per share — diluted	$0.64	$0.66	$2.78	$1.92

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	$(1.9)	$8.0	$2.5	$(4.4)
Pension and post-retirement liability adjustments	0.7	0.6	2.1	1.7
Unrealized losses on interest rate swap agreement	(6.6)	(4.4)	(11.9)	(3.9)
Unrealized holding gain on available for sale securities	—	0.1	—	—
Other comprehensive (loss) income, net of tax	(7.8)	4.3	(7.3)	(6.6)
Comprehensive income	29.5	43.6	156.6	108.0
Comprehensive (loss) income attributable to redeemable noncontrolling interests	(0.4)	0.1	(0.6)	0.1
Comprehensive income attributable to Herman Miller, Inc.	$29.9	$43.5	$157.2	$107.9

See accompanying notes to Condensed Consolidated Financial Statements.

Herman Miller, Inc.
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share data)
(Unaudited)

	February 29, 2020	June 1, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$110.6	$159.2
Short-term investments	8.9	8.8
Accounts receivable, net of allowances of $3.2 and $3.8	221.7	218.0
Unbilled accounts receivable	37.9	34.3
Inventories, net	200.5	184.2
Prepaid expenses	43.7	45.8
Other current assets	13.0	11.0
Total current assets	636.3	661.3
Property and equipment, at cost	1,121.3	1,084.7
Less — accumulated depreciation	(779.7)	(736.1)
Net property and equipment	341.6	348.6
Right of use assets	222.9	—
Goodwill	466.1	303.8
Indefinite-lived intangibles	142.3	78.1
Other amortizable intangibles, net of accumulated amortization of $55.1 and $46.2	125.1	41.1
Other noncurrent assets	51.5	136.4
Total Assets	$1,985.8	$1,569.3

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$180.6	$177.7
Accrued compensation and benefits	74.5	85.5
Accrued warranty	57.4	53.1
Customer deposits	36.9	30.7
Other accrued liabilities	156.7	99.1
Total current liabilities	506.1	446.1
Long-term debt	275.0	281.9
Pension and post-retirement benefits	23.1	24.5
Lease liabilities	188.5	—
Other liabilities	84.6	77.0
Total Liabilities	1,077.3	829.5
Redeemable noncontrolling interests	71.7	20.6
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 58,785,228 and 58,794,148 shares issued and outstanding in 2020 and 2019, respectively)	11.8	11.7
Additional paid-in capital	86.9	89.8
Retained earnings	839.9	712.7
Accumulated other comprehensive loss	(101.5)	(94.2)
Deferred compensation plan	(0.3)	(0.8)
Total Stockholders' Equity	836.8	719.2
Total Liabilities, Redeemable Noncontrolling Interests, and Stockholders' Equity	$1,985.8	$1,569.3

See accompanying notes to Condensed Consolidated Financial Statements.

Herman Miller, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	February 29, 2020	March 2, 2019
Cash Flows from Operating Activities:
Net earnings	$163.9	$114.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	59.7	55.3
Stock-based compensation	7.9	7.2
Earnings from nonconsolidated affiliates net of dividends received	(3.6)	(0.8)
Gain on consolidation of equity method investments	(30.5)	—
Restructuring expense	9.6	1.7
Decrease (increase) in current assets	17.8	(55.3)
(Decrease) increase in current liabilities	(36.7)	7.5
Other, net	3.7	0.4
Net Cash Provided by Operating Activities	191.8	130.6

Cash Flows from Investing Activities:
Capital expenditures	(56.5)	(63.0)
Equity investment in non-controlled entities	(3.3)	(71.6)
Acquisitions, net of cash received	(111.2)	—
Purchase of HAY licensing agreement	—	(4.8)
Other, net	(0.3)	(3.0)
Net Cash Used in Investing Activities	(171.3)	(142.4)

Cash Flows from Financing Activities:
Dividends paid	(36.4)	(34.0)
Common stock issued	15.1	11.1
Common stock repurchased and retired	(25.9)	(43.4)
Purchase of redeemable noncontrolling interests	(20.3)	(10.1)
Other, net	(2.3)	(0.2)
Net Cash Used in Financing Activities	(69.8)	(76.6)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.7	(2.0)
Net Decrease in Cash and Cash Equivalents	(48.6)	(90.4)

Cash and Cash Equivalents, Beginning of Period	159.2	203.9
Cash and Cash Equivalents, End of Period	$110.6	$113.5

See accompanying notes to Condensed Consolidated Financial Statements.

Herman Miller, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Dollars in millions, except share data)
(Unaudited)

	Nine Months Ended February 29, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation Plan	Herman Miller, Inc. Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount
June 1, 2019	58,794,148	$11.7	$89.8	$712.7	$(94.2)	$(0.8)	$719.2	$—	$719.2
Net earnings	—	—	—	48.2	—	—	48.2	(0.2)	48.0
Other comprehensive loss, net of tax	—	—	—	—	(17.3)	—	(17.3)	—	(17.3)
Stock-based compensation expense	—	—	2.6	—	—	—	2.6	—	2.6
Exercise of stock options	382,898	0.1	12.1	—	—	—	12.2	—	12.2
Restricted and performance stock units released	45,105	—	—	—	—	—	—	—	—
Employee stock purchase plan issuances	14,750	—	0.5	—	—	—	0.5	—	0.5
Repurchase and retirement of common stock	(173,001)	—	(7.6)	—	—	—	(7.6)	—	(7.6)
Deferred compensation plan	—	—	—	—	—	0.2	0.2	—	0.2
Dividends declared ($0.21 per share)	—	—	—	(12.5)	—	—	(12.5)	—	(12.5)
Redemption value adjustment	—	—	—	(0.2)	—	—	(0.2)	0.2	—
August 31, 2019	59,063,900	$11.8	$97.4	$748.2	$(111.5)	$(0.6)	$745.3	$—	$745.3
Net earnings	—	—	—	78.6	—	—	78.6	—	78.6
Other comprehensive income, net of tax	—	—	—	—	17.8	—	17.8	—	17.8
Stock-based compensation expense	—	—	2.8	—	—	—	2.8	—	2.8
Exercise of stock options	5,227	—	0.1	—	—	—	0.1	—	0.1
Restricted and performance stock units released	3,653	—	—	—	—	—	—	—	—
Employee stock purchase plan issuances	12,467	—	0.5	—	—	—	0.5	—	0.5
Repurchase and retirement of common stock	(10,006)	—	(0.4)	—	—	—	(0.4)	—	(0.4)
Dividends declared ($0.21 per share)	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
November 30, 2019	59,075,241	$11.8	$100.4	$826.7	$(93.7)	$(0.6)	$844.6	$—	$844.6
Net earnings	—	—	—	37.7	—	—	37.7	—	37.7
Other comprehensive loss, net of tax	—	—	—	—	(7.8)	—	(7.8)	—	(7.8)
Stock-based compensation expense	—	—	2.5	—	—	—	2.5	—	2.5
Exercise of stock options	35,690	—	1.1	—	—	—	1.1	—	1.1
Restricted and performance stock units released	87,461	—	0.2	—	—	—	0.2	—	0.2
Employee stock purchase plan issuances	20,021	—	0.6	—	—	—	0.6	—	0.6
Repurchase and retirement of common stock	(440,954)	—	(17.9)	—	—	—	(17.9)	—	(17.9)
Directors' fees	7,769	—	0.3	—	—	—	0.3	—	0.3
Deferred compensation plan	—	—	(0.3)	—	—	0.3	—	—	—
Dividends declared ($0.21 per share)	—	—	—	(24.5)	—	—	(24.5)	—	(24.5)
February 29, 2020	58,785,228	$11.8	$86.9	$839.9	$(101.5)	$(0.3)	$836.8	$—	$836.8

	Nine Months Ended March 2, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation Plan	Herman Miller, Inc. Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount
June 2, 2018	59,230,974	$11.7	$116.6	$598.3	$(61.3)	$(0.7)	$664.6	$0.2	$664.8
Net earnings	—	—	—	35.8	—	—	35.8	—	35.8
Other comprehensive loss, net of tax	—	—	—	—	(7.8)	—	(7.8)	—	(7.8)
Stock-based compensation expense	—	—	2.2	—	—	—	2.2	—	2.2
Exercise of stock options	265,739	0.2	7.9	—	—	—	8.1	—	8.1
Restricted and performance stock units released	335,266	0.1	—	—	—	—	0.1	—	0.1
Employee stock purchase plan issuances	16,805	—	0.5	—	—	—	0.5	—	0.5
Repurchase and retirement of common stock	(545,866)	(0.1)	(20.7)	—	—	—	(20.8)	—	(20.8)
Dividends declared ($0.1975 per share)	—	—	—	(11.6)	—	—	(11.6)	—	(11.6)
Cumulative effect of accounting changes	—	—	—	2.0	(0.1)	—	1.9	—	1.9
September 1, 2018	59,302,918	$11.9	$106.5	$624.5	$(69.2)	$(0.7)	$673.0	$0.2	$673.2
Net earnings	—	—	—	39.3	—	—	39.3	—	39.3
Other comprehensive loss, net of tax	—	—	—	—	(3.1)	—	(3.1)	—	(3.1)
Stock-based compensation expense	—	—	2.5	—	—	—	2.5	—	2.5
Exercise of stock options	53,614	—	1.3	—	—	—	1.3	—	1.3
Restricted and performance stock units released	7,511	—	—	—	—	—	—	—	—
Employee stock purchase plan issuances	14,813	—	0.5	—	—	—	0.5	—	0.5
Repurchase and retirement of common stock	(476,854)	(0.1)	(16.5)	—	—	—	(16.6)	—	(16.6)
Dividends declared ($0.1975 per share)	—	—	—	(11.7)	—	—	(11.7)	—	(11.7)
Cumulative effect of accounting changes	—	—	—	(1.5)	1.5	—	—	—	—
December 1, 2018	58,902,002	$11.8	$94.3	$650.6	$(70.8)	$(0.7)	$685.2	$0.2	$685.4
Net earnings	—	—	—	39.2	—	—	39.2	0.1	39.3
Other comprehensive income	—	—	—	—	4.3	—	4.3	—	4.3
Stock-based compensation expense	—	—	2.8	—	—	—	2.8	(0.2)	2.6
Exercise of stock options	3,197	—	—	—	—	—	—	—	—
Restricted and performance stock units released	75,917	—	0.1	—	—	—	0.1	—	0.1
Employee stock purchase plan issuances	16,253	—	0.5	—	—	—	0.5	—	0.5
Repurchase and retirement of common stock	(183,737)	—	(6.0)	—	—	—	(6.0)	—	(6.0)
Directors' fees	10,185	—	0.3	—	—	—	0.3	—	0.3
Deferred compensation plan	—	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Dividends declared ($0.1975 per share)	—	—	—	(11.5)	—	—	(11.5)	—	(11.5)
March 2, 2019	58,823,817	$11.8	$92.0	$678.3	$(66.5)	$(0.8)	$714.8	$0.1	$714.9

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

The accompanying unaudited Condensed Consolidated Financial Statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly the financial position of the Company as of February 29, 2020. Operating results for the three and nine months ended February 29, 2020 are not necessarily indicative of the results that may be expected for the year ending May 30, 2020. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 1, 2019. All intercompany transactions have been eliminated in the Condensed Consolidated Financial Statements. The financial statements of equity method investments are not consolidated.

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

3. Revenue from Contracts with Customers

Disaggregated Revenue

Revenue disaggregated by contract type has been provided in the table below:

	Three Months Ended		Nine Months Ended
(In millions)	February 29, 2020	March 2, 2019	February 29, 2020	March 2, 2019
Net Sales:
Single performance obligation
Product revenue	$561.1	$524.5	$1,699.9	$1,599.0
Multiple performance obligations
Product revenue	98.9	89.0	294.5	281.7
Service revenue	2.5	2.8	7.8	8.7
Other	3.2	2.7	8.6	6.8
Total	$665.7	$619.0	$2,010.8	$1,896.2

Revenue disaggregated by product type and reportable segment has been provided in the table below:

	Three Months Ended		Nine Months Ended
(In millions)	February 29, 2020	March 2, 2019	February 29, 2020	March 2, 2019
North America Contract:
Systems	$132.3	$128.7	$424.6	$420.2
Seating	120.4	122.7	380.3	375.2
Freestanding and storage	96.8	91.4	317.7	282.3
Textiles	27.2	26.5	86.8	84.8
Other	36.7	27.7	113.1	90.3
Total North America Contract	$413.4	$397.0	$1,322.5	$1,252.8

International Contract:
Systems	$21.5	$26.8	$66.2	$78.0
Seating	107.1	71.8	235.4	202.7
Freestanding and storage	14.0	14.5	42.5	38.7
Other	13.5	12.9	44.0	40.5
Total International Contract	$156.1	$126.0	$388.1	$359.9

Retail:
Seating	$68.7	$59.2	$197.9	$171.0
Freestanding and storage	16.9	15.2	50.6	49.2
Other	10.6	21.6	51.7	63.3
Total Retail	$96.2	$96.0	$300.2	$283.5

Total	$665.7	$619.0	$2,010.8	$1,896.2

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

Contract liabilities represent deposits made by customers before the satisfaction of performance obligation and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized. These customer deposits are included within the caption “Customer deposits” in the Condensed Consolidated Balance Sheets. During the three and nine months ended February 29, 2020, the Company recognized Net sales of $22.1 million and $26.9 million related to customer deposits that were included in the balance sheet as of November 30, 2019 and June 1, 2019, respectively.

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

Leases

During the three and nine months ended February 29, 2020, lease expense was $15.9 million and $46.9 million, respectively. The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
(In millions)	February 29, 2020	February 29, 2020
Operating lease costs	$13.1	$38.5
Short-term lease costs	0.7	1.9
Variable lease costs*	2.1	6.5
Total	$15.9	$46.9
*Not included in the table above for the three and nine months ended February 29, 2020 are variable lease costs of $18.6 million and $64.3 million for raw material purchases under certain supply arrangements that the Company has determined to meet the definition of a lease.

At February 29, 2020, the Company has no financing leases. The undiscounted annual future minimum lease payments related to the Company's right-of-use assets are summarized by fiscal year in the following table:

(In millions)
2020	$12.3
2021	47.7
2022	44.1
2023	39.7
2024	33.9
Thereafter	102.0
Total lease payments*	$279.7
Less interest	28.1
Present value of lease liabilities	$251.6

*Lease payments exclude $29.0 million of legally binding minimum lease payments for leases signed but not yet commenced, primarily related to a new Chicago showroom expected to open in fiscal 2021.

The long-term portion of the lease liabilities included in the amounts above is $188.5 million and the remainder of the lease liabilities are included in "Other accrued liabilities" in the Condensed Consolidated Balance Sheets.

The following table summarizes future minimum rental payments required under operating leases that have non-cancelable lease terms as of June 1, 2019, prior to the adoption of ASC 842:

(In millions)
2020	$51.7
2021	46.8
2022	42.9
2023	39.0
2024	33.5
Thereafter	101.9
Total	$315.8

At February 29, 2020, the weighted average remaining lease term and weighted average discount rate for operating leases were 7 years and 3.1%, respectively.
During the three and nine months ended February 29, 2020, the cash paid for leases included in the measurement of the liabilities and the operating cash flows was $12.5 million and $38.4 million, respectively, and the right of use assets obtained in exchange for new liabilities were $0.3 million and $9.1 million, respectively.

5. Acquisitions

Maars Holding B.V.

On August 31, 2018, the Company acquired 48.2% of the outstanding equity of Global Holdings Netherlands B.V., which owns 100% of Maars Holding B.V. ("Maars”), a Harderwijk, Netherlands-based worldwide leader in the design and manufacturing of interior wall solutions. The Company acquired its 48.2% ownership interest in Maars for approximately $6.1 million in cash. The entity is accounted for using the equity method of accounting as the Company has significant influence, but not control over the entity.

For the Maars equity method investment, the fair values assigned to the assets acquired were based on best estimates and assumptions as of August 31, 2018, and the valuation analysis was completed in the fourth quarter of fiscal 2019.

Nine United Denmark A/S

On June 7, 2018, the Company acquired 33% of the outstanding equity of Nine United Denmark A/S, d/b/a HAY and subsequently renamed to HAY ApS ("HAY”), a Copenhagen, Denmark-based, design leader in furniture and ancillary furnishings for residential and contract markets in Europe and Asia. The Company acquired its 33% ownership interest in HAY for approximately $65.5 million in cash. The entity was accounted for using the equity method of accounting until the purchase of the additional 34% equity on December 2, 2019. The Company also acquired the rights to the HAY brand in North America under a long-term license agreement for approximately $4.8 million in cash. This licensing agreement is recorded as a definite-lived intangible asset and is being amortized over its 15-year useful life. This asset is recorded within "Other amortizable intangibles, net" within the Condensed Consolidated Balance Sheets.

On December 2, 2019 (“Acquisition Date”), the Company purchased an additional 34% of equity voting interest in HAY, increasing its ownership interest to 67%, resulting in a controlling financial interest. As of the acquisition date, the Company has consolidated HAY, which was previously accounted for as an equity method investment through the second quarter of fiscal 2020. Total consideration paid for the additional ownership in HAY on the acquisition date was $79.0 million, exclusive of HAY cash on hand. The Company funded the acquisition with cash and cash equivalents.

Additionally, the Company is a party to options, that if exercised, would require it to purchase the remaining 33% of the equity in HAY, at fair market value. This remaining outside ownership of HAY is classified outside permanent equity in the Consolidated Balance Sheets and is carried at the current estimated redemption amounts. Refer to Note 12 to the Condensed Consolidated Financial Statements for further information.

Purchase Price Allocations
The Company is in the process of finalizing assessments for the purpose of allocating the purchase price to the individual assets acquired and liabilities assumed in the HAY acquisition. This has the potential to result in adjustments to the carrying values of certain assets and liabilities as accounting policies are harmonized and purchase price allocation assumptions are updated. The refinement of these estimates may impact residual amounts allocated to goodwill. The preliminary allocation of the purchase prices included in the current period balance sheet is based on the best estimates of management and is subject to revision based on final determination of asset fair values and useful lives. The related depreciation and amortization expense from the acquired assets is also subject to such revisions on a prospective basis.

The following table presents the preliminary allocation of purchase price related to acquired tangible assets:

(In millions)
Cash	$12.1
Working capital, net of cash and inventory step-up	12.3
Net property and equipment	0.9
Other assets	3.9
Other liabilities	(3.1)
Net assets acquired	$26.1

The purchase of the additional equity interest in HAY was considered to be an acquisition achieved in stages, whereby the previously held equity interest was remeasured as of the acquisition date. The Company considered multiple factors in determining the fair value of the previously held equity method investment, including the price negotiated with the selling shareholder for the 34% equity interest in HAY, an income valuation model (discounted cash flow) and current trading multiples for comparable companies. Based on this analysis, the Company recognized an immaterial non-taxable gain on the remeasurement of the previously held equity method investment, which prior to the acquisition had a carrying value of $65.5 million. The net gain has been recognized in “Gain on consolidation of equity method investments" within the Condensed Consolidated Statements of Comprehensive Income.

The following table summarizes the acquired identified intangible assets, valuation method employed, useful lives and fair value, as determined by the Company at the acquisition date:

(In millions)	Valuation Method	Useful Life (years)	Fair Value
Inventory Step-up	Comparative Sales Approach	0.3	$3.4
Backlog	Multi-Period Excess Earnings	0.3	3.4
Deferred Revenue	Adjusted Fulfillment Cost Method	0.1	(2.0)
Tradename	Relief from Royalty	Indefinite	56.0
Product Development/Technology	Relief from Royalty	11.0	21.0
Customer Relationships	Multi-Period Excess Earnings	14.0	33.0
Total			$114.8
Goodwill related to the acquisition was recorded within the International Contract segment for $104.8 million and included deferred tax liabilities of $25.3 million.
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

The purchase of the remaining equity interest in naughtone was considered to be an acquisition achieved in stages, whereby the previously held equity interest was remeasured as of the acquisition date. The Company considered multiple factors in determining the fair value of the previously held equity method investment, including the price negotiated with the selling shareholder for the 47.5% equity interest in naughtone, an income valuation model (discounted cash flow) and current trading multiples for comparable companies. Based on this analysis, the Company recognized a non-taxable gain of approximately $30 million on the remeasurement of the previously held equity method investment, which prior to the acquisition had a carrying of $20.5 million. The net gain has been recognized in “Gain on consolidation of equity method investments" within the Condensed Consolidated Statements of Comprehensive Income.

The following table summarizes the acquired identified intangible assets, valuation method employed, useful lives and fair value, as determined by the Company at the acquisition date:

(In millions)	Valuation Method	Useful Life (years)	Fair Value
Inventory Step-up	Comparative Sales Approach	0.3	$0.2
Backlog	Multi-Period Excess Earnings	0.3	0.8
Tradename	Relief from Royalty	Indefinite	8.5
Customer Relationships	Multi-Period Excess Earnings	10.0	29.4
Total			$38.9
Goodwill related to the acquisition was recorded within the North America Contract and International Contract segments for $35.0 million and $22.5 million, respectively.

During the three months ended February 29, 2020, the Company recorded measurement period adjustments of $4.1 million related to an increase in the fair value of the tradename, and $1.6 million related to a decrease in the fair value of customer relationships. In addition, the Company revised the useful life of the customer relationships from 12 to 10 years. These adjustments reduced goodwill by $2.5 million, and all amounts referenced above are inclusive of these measurement period adjustments.

Pro Forma Results of Operations

The results of naughtone and HAY’s operations have been included in the Consolidated Financial Statements beginning on October 25, 2019 and December 2, 2019 respectively. The following table provides pro forma results of operations for the nine months ended February 29, 2020 and the year ended June 1, 2019, as if naughtone and HAY had been acquired as of June 3, 2018. The pro forma results include certain purchase accounting adjustments such as the estimated change in depreciation and amortization expense on the acquired tangible and intangible assets acquired. Pro forma results do not include any anticipated cost savings or other effects of the planned integration of these acquisitions. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisitions had occurred on the dates indicated or that may result in the future.

	Nine Months Ended	Year Ended
(In millions)	February 29, 2020	June 1, 2019
Net sales	$2,104.8	$2,757.3
Net earnings attributable to Herman Miller, Inc.	$139.9	$160.8

6. Inventories, net

(In millions)	February 29, 2020	June 1, 2019
Finished goods	$155.3	$139.1
Raw materials	45.2	45.1
Total	$200.5	$184.2

Inventories are valued at the lower of cost or market and include material, labor, and overhead. Certain inventories within our North America Contract manufacturing operations are valued using the last-in, first-out (LIFO) method, whereas inventories of other operations are valued using the first-in, first-out (FIFO) method.

7. Goodwill and Indefinite-Lived Intangibles

Goodwill and other indefinite-lived intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following as of February 29, 2020 and June 1, 2019:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Intangible Assets
June 1, 2019	$303.8	$78.1	$381.9
Foreign currency translation adjustments	—	(0.3)	(0.3)
Acquisition of HAY	104.8	56.0	160.8
Acquisition of naughtone	57.5	8.5	66.0
February 29, 2020	$466.1	$142.3	$608.4

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

Intangible assets with indefinite useful lives are not subject to amortization and are evaluated annually for impairment, or more frequently, when events or changes in circumstances indicate that the fair value of an intangible asset may not be recoverable. The carrying value of the Company's Design Within Reach ("DWR") trade name indefinite-lived intangible asset was $55.1 million as of June 1, 2019. The calculated fair value of the DWR trade name was $63.2 million which represents an excess fair value of $8.1 million or 14.7%. If the residual cash flows related to the Company's DWR trade name were to decline in future periods, the Company may need to record an impairment charge.

During the nine months ended February 29, 2020, there were no identified indicators of impairment that required the Company to complete an interim quantitative impairment assessment related to any of the Company's reporting units or indefinitely-lived intangible assets.

8. Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost for the Company's International defined benefit pension plan for the three and nine months ended:

	Three Months Ended		Nine Months Ended
(In millions)	February 29, 2020	March 2, 2019	February 29, 2020	March 2, 2019
Interest cost	$0.6	$0.7	$1.8	$2.0
Expected return on plan assets	(1.1)	(1.1)	(3.3)	(3.3)
Net amortization loss	0.9	0.7	2.5	2.0
Net periodic benefit cost	$0.4	$0.3	$1.0	$0.7

9. Earnings Per Share

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	February 29, 2020	March 2, 2019	February 29, 2020	March 2, 2019
Numerators:
Numerator for both basic and diluted EPS, Net earnings attributable to Herman Miller, Inc. - in millions	$37.7	$39.2	$164.5	$114.5

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	58,940,060	58,838,958	58,970,264	59,087,899
Potentially dilutive shares resulting from stock plans	278,041	288,300	296,665	360,395
Denominator for diluted EPS	59,218,101	59,127,258	59,266,929	59,448,294
Antidilutive equity awards not included in weighted-average common shares - diluted	164,443	401,811	74,932	211,097

10. Stock-Based Compensation

The following table summarizes the stock-based compensation expense and related income tax effect for the three and nine months ended:

	Three Months Ended		Nine Months Ended
(In millions)	February 29, 2020	March 2, 2019	February 29, 2020	March 2, 2019
Stock-based compensation expense	$2.5	$2.2	$7.9	$7.2
Related income tax effect	0.6	0.5	1.8	1.6

Certain of the Company's equity-based compensation awards contain provisions that allow for continued vesting into retirement. Stock-based awards are considered fully vested for expense attribution purposes when the employee's retention of the award is no longer contingent on providing subsequent service.

11. Income Taxes

The Company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its Condensed Consolidated Statements of Comprehensive Income. Interest and penalties recognized in the Company's Condensed Consolidated Statements of Comprehensive Income were negligible for the three and nine months ended February 29, 2020 and March 2, 2019.

The Company's recorded liability for potential interest and penalties related to uncertain tax benefits was:

(In millions)	February 29, 2020	June 1, 2019
Liability for interest and penalties	$0.9	$0.7
Liability for uncertain tax positions, current	$2.2	$1.9

The Company's process for determining the provision for income taxes for the three and nine months ended February 29, 2020 involved using an estimated annual effective tax rate which was based on expected annual income and statutory tax rates across the various jurisdictions in which it operates. The effective tax rates were 22.4% and 16.0%, respectively, for the three month periods ended February 29, 2020 and March 2, 2019. For the three months ended February 29, 2020, the effective tax rate is higher than the United States federal statutory rate due to United States state income taxes and the mix of earnings in tax jurisdictions that had rates that were higher than the United States federal statutory rate. For the three months ended March 2, 2019, the effective tax rate was lower than the United States federal statutory rate mainly due to the impact of SAB 118 resulting from United States tax reform.

The effective tax rates were 18.3% and 19.6%, respectively, for the nine month periods ended February 29, 2020 and March 2, 2019. The year over year decrease in the effective tax rate for the nine months ended February 29, 2020 was mainly the result of a non-taxable gain recorded in the current year related to the recent acquisition of naughtone shares. For the nine months ended February 29, 2020, the effective tax rate was lower than the United States federal statutory rate mainly due to the non-taxed nature of the naughtone gain. For the nine months ended March 2, 2019, the effective tax rate was lower than the United States federal statutory rate mainly due to the impact of SAB 118 resulting from United States tax reform.

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

(In millions)	February 29, 2020	June 1, 2019
Carrying value	$277.5	$285.0
Fair value	$279.8	$287.8

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

The following table sets forth financial assets and liabilities measured at fair value and recorded in net earnings and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of February 29, 2020 and June 1, 2019.

(In millions)	February 29, 2020		June 1, 2019
Financial Assets	NAV	Quoted Prices with Other Observable Inputs (Level 2)	NAV	Quoted Prices with Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$14.7	$—	$69.5	$—
Mutual funds - equity	—	0.9	—	0.9
Deferred compensation plan	—	12.6	—	12.5
Total	$14.7	$13.5	$69.5	$13.4

Financial Liabilities
Foreign currency forward contracts	$—	$0.3	$—	$1.4
Total	$—	$0.3	$—	$1.4

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

The following table sets forth financial assets and liabilities measured at fair value and recorded in other comprehensive income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of February 29, 2020 and June 1, 2019.

(In millions)	February 29, 2020	June 1, 2019
Financial Assets	Quoted Prices with Other Observable Inputs (Level 2)	Quoted Prices with Other Observable Inputs (Level 2)
Mutual funds - fixed income	$8.0	$7.9
Interest rate swap agreement	—	1.0
Total	$8.0	$8.9

Financial Liabilities
Interest rate swap agreement	$17.3	$2.2
Total	$17.3	$2.2

The following is a summary of the carrying and market values of the Company's fixed income mutual funds and equity mutual funds as of the respective dates:

	February 29, 2020			June 1, 2019
(In millions)	Cost	Unrealized Gain/(Loss)	Market Value	Cost	Unrealized Gain/(Loss)	Market Value
Mutual funds - fixed income	$8.0	$—	$8.0	$7.9	$—	$7.9
Mutual funds - equity	0.7	0.2	0.9	0.8	0.1	0.9
Total	$8.7	$0.2	$8.9	$8.7	$0.1	$8.8

The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in the Condensed Consolidated Statements of Comprehensive Income within "Other expense (income), net".

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

The interest rate swaps were designated cash flow hedges at inception and the facts and circumstances of the hedged relationship remains consistent with the initial quantitative effectiveness assessment in that the hedged instruments remain an effective accounting hedge as of February 29, 2020. Since a designated derivative meets hedge accounting criteria, the fair value of the hedge is recorded in the Consolidated Statements of Stockholders’ Equity as a component of Accumulated other comprehensive loss, net of tax. The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings. The interest rate swap agreements are assessed for hedge effectiveness on a quarterly basis.

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

As of February 29, 2020, the fair value of the Company’s two outstanding interest rate swap agreements, which are designated cash flow hedges, was a liability of $17.3 million. The liability fair value was recorded within "Other liabilities" within the Condensed Consolidated Balance Sheets. Recorded within Other comprehensive loss, net of tax, for the effective portion of the Company's designated cash flow hedges was a net unrealized loss of $6.6 million and $4.4 million, for the three months ended February 29, 2020 and March 2, 2019, respectively. Recorded within Other comprehensive loss, net of tax, for the effective portion of the Company's designated cash flow hedges was a net unrealized loss of $11.9 million and a net unrealized gain of $4.2 million for the nine months ended February 29, 2020 and March 2, 2019, respectively.

There were no gains or losses recognized in earnings for hedge ineffectiveness for the three and nine month periods ended February 29, 2020 and March 2, 2019, respectively. The losses reclassified from Accumulated other comprehensive loss into earnings were $0.1 million and $0.2 million for the three month periods ended February 29, 2020 and March 2, 2019, respectively. The losses reclassified from Accumulated other comprehensive loss into earnings were $0.1 million and $0.3 million for the nine month periods ended February 29, 2020 and March 2, 2019, respectively. Losses expected to be reclassified from Accumulated other comprehensive loss into earnings during the next twelve months are $2.4 million. The amount of loss, net of tax, expected to be reclassified out of Accumulated other comprehensive loss into earnings during the next twelve months is $1.8 million.

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests are reported on the Condensed Consolidated Balance Sheets in mezzanine equity in “Redeemable noncontrolling interests.” As of June 1, 2019, the outstanding redeemable noncontrolling interests were $20.6 million, and represented an approximate 5% minority ownership in the Company's subsidiary, Herman Miller Consumer Holdings, Inc. ("HMCH"). During August 2019, the Company acquired all of the remaining redeemable noncontrolling equity interests. HMCH redeemed certain HMCH stock for cash and then, on August 23, 2019, HMCH merged with and into the Company, with the remaining minority HMCH shareholders receiving a cash payment. Total cash paid of $20.4 million for the redemptions and for merger consideration was at fair market value based on an independent appraisal. This compares to purchases of $10.1 million during the nine month period ended March 2, 2019.

Changes in the Company's redeemable noncontrolling interest in HMCH for the nine months ended February 29, 2020 and March 2, 2019 are as follows:

(In millions)	February 29, 2020	March 2, 2019
Beginning Balance	$20.6	$30.5
Purchase of HMCH redeemable noncontrolling interests	(20.4)	(10.1)
Redemption value adjustment	(0.2)	—
Exercised options	—	0.2
Net income attributable to redeemable noncontrolling interests	—	0.1
Ending Balance	$—	$20.7

On December 2, 2019, the Company purchased an additional 34% equity voting interest in HAY. Upon increasing its ownership to 67%, the Company obtained a controlling financial interest and consolidated the financial results of HAY. Additionally, the Company is a party to options, that if exercised, would require it to purchase the remaining 33% of the equity in HAY, at fair market value. This remaining redeemable noncontrolling interest in HAY is classified outside permanent equity in the Consolidated Balance Sheets and is carried at the current estimated redemption amount.

Changes in the Company's redeemable noncontrolling interest in HAY for the nine months ended February 29, 2020 are as follows:

(In millions)	February 29, 2020
Beginning Balance	$—
Increase due to HAY acquisition	72.1
Net income attributable to redeemable noncontrolling interests	(0.4)
Ending Balance	$71.7

13. Commitments and Contingencies

Product Warranties

The Company provides coverage to the end-user for parts and labor on products sold under its warranty policy and for other product-related matters. The standard length of warranty is 12 years for the majority of products sold; however, this varies depending on the product classification. The Company does not sell or otherwise issue warranties or warranty extensions as stand-alone products. Reserves have been established for various costs associated with the Company's warranty program. General warranty reserves are based on historical claims experience and other currently available information and are periodically adjusted for business levels and other factors. Specific reserves are established once an issue is identified with the amounts for such reserves based on the estimated cost of correction. The Company provides an assurance-type warranty that ensures that products will function as intended. As such, the Company's estimated warranty obligation is accounted for as a liability. Changes in the warranty reserve for the stated periods were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	February 29, 2020	March 2, 2019	February 29, 2020	March 2, 2019
Accrual Balance — beginning	$54.6	$52.4	$53.1	$51.5
Accrual for warranty matters	7.5	4.6	19.1	15.3
Settlements and adjustments	(4.7)	(4.5)	(14.8)	(14.3)
Accrual Balance — ending	$57.4	$52.5	$57.4	$52.5

Guarantees

The Company is periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one year and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies. However, the Company is ultimately liable for claims that may occur against them. As of February 29, 2020, the Company had a maximum financial exposure related to performance bonds totaling approximately $4.6 million. The Company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The Company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded in respect to these bonds as of either February 29, 2020 or June 1, 2019.

The Company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of February 29, 2020, the Company had a maximum financial exposure from these standby letters of credit totaling approximately $9.5 million, all of which is considered usage against the Company's revolving line of credit. The Company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded in respect to these arrangements as of February 29, 2020 and June 1, 2019.

Contingencies

The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect, if any, on the Company's Consolidated Financial Statements.

14. Debt

Long-term debt as of February 29, 2020 and June 1, 2019 consisted of the following obligations:

(In millions)	February 29, 2020	June 1, 2019
Debt securities, due March 1, 2021	$50.0	$50.0
Syndicated revolving line of credit, due August 2024	225.0	225.0
Construction-type lease	—	6.9
Supplier financing program	2.5	3.1
Total debt	$277.5	$285.0
Less: Current debt	(2.5)	(3.1)
Long-term debt	$275.0	$281.9

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

As of February 29, 2020, the total debt outstanding related to borrowings under the syndicated revolving line of credit was $225.0 million. Available borrowings against this facility were $265.5 million due to $9.5 million related to outstanding letters of credit. As of June 1, 2019, total debt outstanding related to borrowings under the syndicated revolving line of credit was $225.0 million and available borrowings were $165.0 million due to $10.0 million of outstanding letters of credit.

Supplier Financing Program

The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations from the Company. Under this program, participating suppliers may finance payment obligations of the Company, prior to their scheduled due dates, at a discounted price to the third-party financial institution.

The Company has lengthened the payment terms for certain suppliers that have chosen to participate in the program. As a result, certain amounts due to suppliers have payment terms that are longer than standard industry practice and as such, these amounts have been excluded from the caption “Accounts payable” in the Condensed Consolidated Balance Sheets as the amounts have been accounted for by the Company as a current debt obligation. Accordingly, $2.5 million and $3.1 million have been recorded within the caption “Other accrued liabilities” as of February 29, 2020 and June 1, 2019, respectively.

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

15. Accumulated Other Comprehensive Loss

The following table provides an analysis of the changes in accumulated other comprehensive loss for the nine months ended February 29, 2020 and March 2, 2019:

(In millions)	Cumulative Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Unrealized Gains on Available-for-sale Securities	Interest Rate Swap Agreement	Accumulated Other Comprehensive Loss
Balance at June 1, 2019	$(48.3)	$(45.0)	$—	$(0.9)	$(94.2)
Other comprehensive income (loss), net of tax before reclassifications	2.5	—	—	(12.0)	(9.5)
Reclassification from accumulated other comprehensive loss - Other, net	—	2.5	—	0.1	2.6
Tax benefit	—	(0.4)	—	—	(0.4)
Net reclassifications	—	2.1	—	0.1	2.2
Net current period other comprehensive income (loss)	2.5	2.1	—	(11.9)	(7.3)
Balance at February 29, 2020	$(45.8)	$(42.9)	$—	$(12.8)	$(101.5)

Balance at June 2, 2018	$(34.1)	$(37.2)	$0.1	$9.9	$(61.3)
Cumulative effect of accounting change	—	—	(0.1)	1.5	1.4
Other comprehensive loss, net of tax before reclassifications	(4.4)	—	—	(4.2)	(8.6)
Reclassification from accumulated other comprehensive loss - Other, net	—	2.0	—	0.3	2.3
Tax benefit	—	(0.3)	—	—	(0.3)
Net reclassifications	—	1.7	—	0.3	2.0
Net current period other comprehensive (loss) income	(4.4)	1.7	—	(3.9)	(6.6)
Balance at March 2, 2019	$(38.5)	(35.5)	$—	$7.5	$(66.5)

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

The following is a summary of certain key financial measures for the respective fiscal periods indicated:

	Three Months Ended		Nine Months Ended
(In millions)	February 29, 2020	March 2, 2019	February 29, 2020	March 2, 2019
Net Sales:
North America Contract	$413.4	$397.0	$1,322.5	$1,252.8
International Contract	156.1	126.0	388.1	359.9
Retail	96.2	96.0	300.2	283.5
Total	$665.7	$619.0	$2,010.8	$1,896.2

Operating Earnings (Loss):
North America Contract	$51.2	$40.2	$176.4	$139.5
International Contract	11.3	16.3	37.3	40.7
Retail	(1.6)	2.3	(6.4)	6.3
Corporate	(10.5)	(11.0)	(34.3)	(39.6)
Total	$50.4	$47.8	$173.0	$146.9

(In millions)	February 29, 2020	June 1, 2019
Total Assets:
North America Contract	$832.4	$733.6
International Contract	557.6	356.8
Retail	476.3	310.0
Corporate	119.5	168.9
Total	$1,985.8	$1,569.3

17. Restructuring Expense

North America Contract Segment

During the fourth quarter of fiscal 2019, the Company announced restructuring activities associated with profit improvement initiatives, including costs associated with an early retirement plan. The plan is expected to generate annual cost savings of approximately $10 million.

During the nine months ended February 29, 2020, the Company recognized $1.7 million related to the plan. To date, the Company has recognized $9.4 million of restructuring expense related to the plan. The early retirement plan is complete and no future restructuring costs related to this plan are expected.

The following table provides an analysis of the changes in the restructuring costs reserve for the above plan for the nine months ended February 29, 2020:

(In millions)	Severance and Employee-Related	Exit or Disposal Activities	Total
Beginning Balance	$6.7	$1.0	$7.7
Restructuring Costs	1.7	—	1.7
Amounts Paid	(7.9)	(0.3)	$(8.2)
Ending Balance	$0.5	$0.7	$1.2

In the second quarter of fiscal 2020, the Company initiated restructuring discussions with labor unions related to its Nemschoff operation in Wisconsin. The discussions were concluded in the third quarter of fiscal 2020 and as a result, the Company anticipates the total estimated costs related to the actions will be approximately $5 million of which $3 million is anticipated to be recorded in fiscal 2020. These restructuring costs relate to potential partial outsourcing and in-sourcing strategies, long-lived asset impairments and employee-related costs. In conjunction with these discussions, during the nine months ended February 29, 2020, the Company has recorded $3.0 million in pre-tax restructuring expense related to this plan.

The following table provides an analysis of the changes in the restructuring costs reserve for the above plan for the nine months ended February 29, 2020:

(In millions)	Severance and Employee-Related	Exit or Disposal Activities	Total
Beginning Balance	$—	$—	$—
Restructuring Costs	2.7	0.3	3.0
Amounts Paid	(0.1)	—	$(0.1)
Ending Balance	$2.6	$0.3	$2.9

In the second quarter of fiscal 2020, the Company initiated a reorganization of the Global Sales and Product teams. The reorganization activities occurred primarily in North America with minor costs incurred internationally. In the nine months ended February 29, 2020, the Company has recorded a total of $2.6 million, of which $0.4 million has been paid. The reorganization will be completed during fiscal 2020 and the remaining charges are expected to be immaterial.

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

During the nine months ended February 29, 2020, the Company recognized pre-tax restructuring expense of $0.6 million, related to the plan. To date, the Company has recognized $7.0 million of restructuring costs related to the plan. No future restructuring costs related to the plan are expected. The plan is expected to be complete by the end of fiscal 2020.

As the United Kingdom office building and related assets meet the criteria to be designated as assets held for sale, the carrying value of these assets have been classified as current assets and included within "Other current assets" in the Condensed Consolidated Balance Sheets at February 29, 2020. The carrying amount of the assets held for sale was approximately $4.4 million as of February 29, 2020.

The following table provides an analysis of the changes in the International Contract segment restructuring costs reserve for the nine months ended February 29, 2020:

(In millions)	Severance and Employee-Related	Exit or Disposal Activities	Total
Beginning Balance	$0.1	$0.1	$0.2
Restructuring Costs	—	0.6	0.6
Amounts Paid	(0.1)	(0.7)	(0.8)
Ending Balance	$—	$—	$—

Retail Segment

During the third quarter of fiscal 2020, the Company announced a reorganization of the Retail segment's leadership team. The Company recognized pre-tax severance and employee related restructuring expense of $1.7 million related to the plan. The reorganization is complete and the remaining charges are expected to be immaterial.

18. Variable Interest Entities

The Company has long-term notes receivable with a third-party owned dealer that are deemed to be variable interests in a variable interest entity. The carrying value of these long-term notes receivable was $1.4 million and $1.6 million as of February 29, 2020 and June 1, 2019, respectively, and represents the Company’s maximum exposure to loss. The Company is not deemed to be the primary beneficiary of the variable interest entity as the entity controls the activities that most significantly impact the entity’s economic performance, including sales, marketing, and operations.

19. Subsequent Event

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus ("COVID-19") a global pandemic and recommended containment and mitigation measures worldwide. The pandemic has significantly impacted the economic conditions in the U.S., accelerating during the first half of March, as federal, state and local governments react to the public health crisis, creating significant uncertainties in the economy. As of the date of this filing, the Company has been impacted by temporary facility closures and reduced hours of operations.
In Michigan, Governor Gretchen Whitmer’s “Stay Home, Stay Safe” executive order required all non-essential businesses to close for three weeks until April 13. As a result, this order has reduced operations in the Company’s West Michigan manufacturing facilities. Internationally, the Company’s manufacturing facility located near Bangalore, India is temporarily closed under a government order. In the United Kingdom, manufacturing and distribution operations are suspended until further notice. In Brazil and Mexico, the Company’s manufacturing and warehouse facilities, which serve the Latin America region, are temporarily closed under a government order. Additionally, DWR and HAY retail studios and stores across the U.S. are currently closed to the public.
The Company cannot reasonably estimate the length or severity of this pandemic, however, as a result of these developments the Company expects a material adverse impact on its sales, results of operations, and cash flows in the remainder of fiscal 2020 and in fiscal 2021, including the potential impairment of certain intangible and other long-lived assets.
In response to these developments, the Company announced a number of temporary cost reduction actions in April 2020 including a reduction in cash compensation for the majority of the Company's salaried workforce and suspension of certain employer 401(k) paid retirement contributions along with other measures.
In addition to these cost reductions, the Company has taken actions to safeguard its capital position. In March 2020, the Company borrowed $265 million from its syndicated revolving line of credit as a precautionary measure to provide additional near-term liquidity. In addition, the Board of Directors has authorized the postponement of the Company's upcoming quarterly cash dividend, which was declared on January 16, 2020, and was to be paid on April 15, 2020, to shareholders of record on February 29, 2020. The Company intends for this dividend to be paid to the original shareholders of record at a future date to be determined by the Board of Directors. The Board also determined to temporarily suspend future dividends.

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
Business Overview

The Company researches, designs, manufactures, sells, and distributes furnishings and accessories, for use in various environments including office, healthcare, educational, and residential settings, and provides related services that support companies all over the world. The Company's products are sold primarily through independent contract office furniture dealers as well as the following channels: owned contract office furniture dealers, direct customer sales, independent retailers, owned retail studios, direct-mail catalogs and the Company's e-commerce platforms. The following is a summary of the results from continuing operations for the three months ended February 29, 2020:

•
Net sales were $665.7 million and orders were $651.7 million, representing an increase of 7.5% and 6.3%, respectively, when compared to the same quarter of the prior year. The increase in net sales was driven primarily by the acquisitions of HAY and naughtone, as well as incremental list price increases. On an organic basis, net sales were $615.9 million(*) and orders were $604.1 million, representing a decrease of 0.5%(*) and 1.4%, respectively, when compared to the same quarter of the prior year.

•
Gross margin was 36.5% as compared to 35.7% for the same quarter of the prior year. In the current year, this included the impact of special charges totaling $1.4 million related to the initial purchase accounting effects of the Company's investment in HAY. The increase in gross margin was driven primarily by list price increases, lower steel costs, and profitability improvement efforts, partially offset by the acquisitions of HAY and naughtone.

•
Operating expenses increased by $19.7 million or 11.4% as compared to the same quarter of the prior year. Operating expenses included special charges, totaling $4.7 million, related to transaction costs and initial purchase accounting effects of the Company's investments in HAY and naughtone. Operating expenses also included restructuring expense of $3.5 million related primarily to restructuring actions associated with profit improvement initiatives.

•
The effective tax rate was 22.4% compared to 16.0% for the same quarter of the prior year. The rate in the prior year included the final adjustment related to recognizing the impact of the U.S. Tax Cuts and Jobs Act.

•
Diluted earnings per share decreased $0.02 to $0.64, a 3.0% decrease as compared to the prior year. Excluding restructuring expenses and other special charges, adjusted diluted earnings per share were $0.74(*), a 15.6% increase as compared to the prior year.

•	The Company declared cash dividends of $0.21 per share compared to $0.1975 per share in the same quarter of the prior year.

•	Strategic investment of approximately $79 million was made in acquiring an additional 34% of the outstanding equity of HAY.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

The following summary includes the Company's view on the economic environment in which it operates:

•
Throughout most of the third quarter, our business in North America reflected a mixed macro-economic picture. Job growth and architectural billing activity reflect positive trends, while industry order trends as reported by the Business and Institutional Furniture Manufacturers Association ("BIFMA") have varied in recent months.

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

•
The Company is also navigating the impact of global tariffs. The Company continues to believe, based upon existing circumstances, that pricing, strategic sourcing actions and profit optimization initiatives have fully offset the current level of tariffs imposed on imports from China.

•
The Company's Retail segment is facing continuing gross margin pressure from increasing customer expectations that the products they buy should come with free or discounted shipping. In response, the Company is continuing to evaluate a variety of strategies, including negotiating lower costs from third party freight providers, implementing actions aimed at improving the efficiency of its logistics processes and more closely reflecting the cost of delivery into the base price of its products.

The remaining sections within Item 2 include additional analysis of the three and nine months ended February 29, 2020, including discussion of significant variances compared to the prior year periods.

COVID-19 Update

The outbreak of COVID-19 in China during our third fiscal quarter adversely impacted our financial performance for the quarter and will have an adverse impact for the remainder of fiscal 2020 and in fiscal 2021. This outbreak has adversely impacted our supply base, including goods shipped from China in the quarter as well as resulted in temporary facility closures in other locations throughout the globe in the fourth quarter. While we cannot determine the precise impact of the COVID-19 outbreak on our third quarter results, we do know that the temporary closure of our Company’s manufacturing plant in Dongguan, China reduced International sales by approximately $6 million. The extent of the geographic spread and duration of this new virus, as well as the impact on our supply chain, demand for our products and related financial impact cannot be estimated at this time with any degree of certainty.

Employee Safety and Health
While the Company’s manufacturing plant in Dongguan, China experienced the initial impact of COVID-19, it was running at near full capacity by late March. Lessons learned from that first interaction with the virus led to a number of employee safety measures to contain the spread of COVID-19, including domestic and international travel restrictions, work-from-home practices, extensive cleaning protocols, and ultimately the closure of our showrooms and retail outlets to the public.
Customer Focus
Our customer service, sales, supplier, and dealer teams are working closely with customers to meet current demand. Sales teams are meeting with customers remotely via video calls and by leveraging virtual reality to continue the design and specification process that would normally take place in a showroom. Customer service representatives are working remotely to stay connected to customers regarding order status and projected delivery dates.

Manufacturing and Operations
As a global manufacturer, the Company is responding to shelter-in-place and similar government orders in various locations around the world.

In Michigan for example, Governor Gretchen Whitmer’s “Stay Home, Stay Safe” executive order required all non-essential businesses to close for three weeks until April 13. However, as the Company serves the health care industry and the federal government, among other critical sectors, the Company will continue to help support customers who are actively engaged in the COVID-19 response. In an effort to support the thousands of medical workers on the front lines of the battle against COVID-19, this work will also include transforming a portion of its manufacturing footprint to fulfill the immediate need for medical and personal protective equipment. The Company continues to monitor similar executive orders to understand the potential impact on its operations in other areas.

Elsewhere in the U.S., Nemschoff, which also serves the health care industry, continues operations at full capacity in Sheboygan, WI. Operations at Maharam, based in Yaphank, NY and Geiger, in both its Fulton, GA and Hildebran, NC locations, also remain open.

Internationally, outside of China, the Company’s manufacturing facility located near Bangalore, India is temporarily closed under a government order. In the United Kingdom, manufacturing and distribution operations are suspended until further notice. In Brazil and Mexico, the Company’s manufacturing and warehouse facilities, which serve the Latin America region, are temporarily closed under a government order.

Retail Operations
DWR and HAY retail studios and stores across the US are currently closed to the public, but the Company’s distribution center in Batavia, OH is still operational. Freight carriers are delivering to every market domestically but changing policies and procedures daily that may affect distribution. In some markets the Company is unable to offer white glove delivery at this time, but can coordinate with customers to deliver product to their door. Its eCommerce platforms are operating, however, this will not offset the temporary closure of the studios and stores.

Cost Reductions

The Company has implemented a range of actions aimed at temporarily reducing costs and preserving liquidity. These actions include a 10% reduction in cash compensation for the majority of the Company's salaried workforce. Additionally, the Company is immediately suspending certain employer-paid retirement contributions and will suspend previously planned compensation increases and cash incentive bonus programs for the upcoming fiscal year ending May 2021. The Company will continue to evaluate further ways to manage costs in line with reduced revenue levels.

Reconciliation of Non-GAAP Financial Measures

This report contains references to Organic net sales and Adjusted earnings per share - diluted, which are non-GAAP financial measures. Organic Growth (Decline) represents the change in Net sales, excluding currency translation effects and the impact of acquisitions. Adjusted Earnings per Share represents reported diluted earnings per share excluding the impact from adjustments related to the adoption of the U.S. Tax Cuts and Jobs Act, amortization of an inventory step up on the HAY equity method investment, a gain on the consolidation of equity method investments, restructuring expenses and other special charges or gains, including related taxes. Restructuring expenses include actions involving facilities consolidation and optimization, targeted workforce reductions, and costs associated with an early retirement program. Special charges include costs related to CEO transition, third party consulting costs related to the Company's profit enhancement initiatives, and acquisition related costs.

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

The following table reconciles Net sales to Organic net sales for the periods ended as indicated below:

	Three Months Ended				Three Months Ended
	February 29, 2020				March 2, 2019
	North America	International	Retail	Total	North America	International	Retail	Total
Net Sales, as reported	$413.4	$156.1	$96.2	$665.7	$397.0	$126.0	$96.0	$619.0
% change from PY	4.1%	23.9%	0.2%	7.5%

Proforma Adjustments
Acquisitions	(6.4)	(44.0)	—	(50.4)	—	—	—	—
Currency Translation Effects (1)	(0.2)	0.8	—	0.6	—	—	—	—
Net Sales, organic	$406.8	$112.9	$96.2	$615.9	$397.0	$126.0	$96.0	$619.0
% change from PY	2.5%	(10.4)%	0.2%	(0.5)%

	Nine Months Ended				Nine Months Ended
	February 29, 2020				March 2, 2019
	North America	International	Retail	Total	North America	International	Retail	Total
Net Sales, as reported	$1,322.5	$388.1	$300.2	$2,010.8	$1,252.8	$359.9	$283.5	$1,896.2
% change from PY	5.6%	7.8%	5.9%	6.0%

Proforma Adjustments
Acquisitions	(8.9)	(45.0)	—	(53.9)	—	—	—	—
Currency Translation Effects (1)	0.3	4.2	0.1	4.6	—	—	—	—
Net Sales, organic	$1,313.9	$347.3	$300.3	$1,961.5	$1,252.8	$359.9	$283.5	$1,896.2
% change from PY	4.9%	(3.5)%	5.9%	3.4%
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period

The following table reconciles Earnings per share - diluted to Adjusted earnings per share - diluted for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	2/29/20	3/2/19	2/29/20	3/2/19
Earnings per Share - Diluted	$0.64	$0.66	$2.78	$1.92

Less: Adjustments Related to Adoption of U.S. Tax Cuts and Jobs Act	—	(0.03)	—	(0.02)
Add: Inventory step up on HAY equity method investment, after tax	—	—	—	0.01
Less: Gain on consolidation of equity method investments	—	—	(0.51)	—
Add: Special charges, after tax	0.06	0.01	0.08	0.15
Add: Restructuring expense, after tax	0.04	—	0.12	0.03
Adjusted Earnings per Share - Diluted	$0.74	$0.64	$2.47	$2.09

Weighted Average Shares Outstanding (used for Calculating Adjusted Earnings per Share) – Diluted	59,218,101	59,127,258	59,266,929	59,448,294

Analysis of Results for Three and Nine Months

The following table presents certain key highlights from the results of operations for the three and nine months ended:

	Three Months Ended			Nine Months Ended
(In millions, except per share data)	February 29, 2020	March 2, 2019	% Change	February 29, 2020	March 2, 2019	% Change
Net sales	$665.7	$619.0	7.5%	$2,010.8	$1,896.2	6.0%
Cost of sales	422.4	398.0	6.1%	1,265.9	1,214.5	4.2%
Gross margin	243.3	221.0	10.1%	744.9	681.7	9.3%
Operating expenses	192.9	173.2	11.4%	571.9	534.8	6.9%
Operating earnings	50.4	47.8	5.4%	173.0	146.9	17.8%
Gain on consolidation of equity method investments	—	—	n/a	30.5	—	n/a
Other expenses, net	2.8	2.2	27.3%	7.5	7.8	(3.8)%
Earnings before income taxes and equity income	47.6	45.6	4.4%	196.0	139.1	40.9%
Income tax expense	10.6	7.3	45.2%	35.8	27.3	31.1%
Equity income from nonconsolidated affiliates, net of tax	0.3	1.0	(70.0)%	3.7	2.8	32.1%
Net earnings	37.3	39.3	(5.1)%	163.9	114.6	43.0%
Net (loss) earnings attributable to redeemable noncontrolling interests	(0.4)	0.1	n/a	(0.6)	0.1	n/a
Net earnings attributable to Herman Miller, Inc.	$37.7	$39.2	(3.8)%	$164.5	$114.5	43.7%

Earnings per share — diluted	$0.64	$0.66	(3.0)%	$2.78	$1.92	44.8%
Orders	$651.7	$612.8	6.3%	$2,003.3	$1,950.4	2.7%
Backlog	$411.2	$400.5	2.7%

The following table presents select components of the Company's Condensed Consolidated Statements of Comprehensive Income as a percentage of net sales, for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	February 29, 2020	March 2, 2019	February 29, 2020	March 2, 2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.5	64.3	63.0	64.0
Gross margin	36.5	35.7	37.0	36.0
Operating expenses	29.0	28.0	28.4	28.2
Operating earnings	7.6	7.7	8.6	7.7
Gain on consolidation of equity method investments	—	—	1.5	—
Other expenses, net	0.4	0.4	0.4	0.4
Earnings before income taxes and equity income	7.2	7.4	9.7	7.3
Income tax expense	1.6	1.2	1.8	1.4
Equity income from nonconsolidated affiliates, net of tax	—	0.2	0.2	0.1
Net earnings	5.6	6.3	8.2	6.0
Net (loss) earnings attributable to redeemable noncontrolling interests	(0.1)	—	—	—
Net earnings attributable to Herman Miller, Inc.	5.7	6.3	8.2	6.0

Net Sales

The following chart presents graphically the primary drivers of the year-over-year change in Net sales for the three and nine months ended February 29, 2020. The amounts presented in the bar graph are expressed in millions and have been rounded.
Net sales increased $46.7 million or 7.5% in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019. The following items contributed to the change:

•	Approximately $50 million due to the acquisition of HAY and naughtone.

•	Incremental list price increases, net of contract price discounting, of approximately $11 million.

•
Decreased sales volumes within the International segment of approximately $14 million, of which approximately $6 million was due to the temporary closure of the Company's China manufacturing facility, stemming from the outbreak of COVID-19.

Net sales increased $114.6 million or 6.0% in the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019. The following items led to the change:

•	Approximately $54 million due to the acquisition of HAY and naughtone.

•	Incremental list price increases, net of contract price discounting, of approximately $34 million.

•	Increased sales volumes within the North America Contract segment of approximately $27 million due to increased demand within the core contract and Geiger businesses.

•
Increased sales volumes within the Retail segment of approximately $20 million which were driven primarily by growth across the Company's DWR studio, outlet and contract channels, which were partially offset by lower freight revenue.

•
Decreased sales volumes within the International segment of approximately $15 million, of which approximately $6 million was due to the temporary closure of the Company's China manufacturing facility, stemming from the outbreak of COVID-19.

•	Foreign currency translation had a negative impact on net sales of approximately $5 million.

Gross Margin

Gross margin was 36.5% in the third quarter of fiscal 2020 as compared to 35.7% in the third quarter of fiscal 2019. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:

•	Incremental list price increases, net of contract price discounting, increased gross margin by approximately 90 basis points.

•	Lower steel costs and ongoing profitability improvement efforts increased gross margin by approximately 110 basis points.

•	Lower volume leverage primarily within the North America Contract segment decreased gross margin by approximately 50 basis points.

•
Special charges related to the initial purchase accounting of HAY combined with unfavorable product mix associated with the business acquisitions decreased gross margin by approximately 70 basis points.

Gross margin was 37.0% for the nine month period ended February 29, 2020 as compared to 36.0% for the same period of the prior fiscal year. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:

•	Incremental list price increases, net of contract price discounting, increased gross margin by approximately 110 basis points.

•	Lower steel costs increased gross margin by approximately 40 basis points.

•
Higher net freight expenses and cost inefficiencies driven partly by the move into a new Ohio–based distribution center within the Retail segment decreased gross margin by approximately 50 basis points.

Operating Expenses

The following chart presents graphically the primary drivers of the year-over-year change in Operating expenses for the three and nine months ended February 29, 2020. The amounts presented in the bar graph are expressed in millions and have been rounded.
Operating expenses increased by $19.7 million or 11.4% in the third quarter of fiscal 2020 compared to the prior year period. The following factors contributed to the change:

•	The acquisition of HAY and naughtone increased Operating expenses by approximately $12 million.

•	Special charges increased by approximately $4 million, while restructuring expense increased by approximately $3 million.

•	Incremental warranty costs increased by approximately $3 million partially due to higher claim rates and a product recall.

•	Lower incentive compensation costs of approximately $2 million.

Operating expenses increased by $37.1 million or 6.9% in the first nine months of fiscal 2020 compared to the prior year period. The following factors contributed to the change:

•	The acquisition of HAY and naughtone increased Operating expenses by approximately $15 million.

•	Incremental IT costs increased by approximately $6 million.

•	Incremental sales volume based costs, such as sales commissions and royalties, increased approximately $5 million.

•	Compensation and benefit costs increased approximately $5 million.

•	Incremental warranty costs increased by approximately $4 million partially due to higher claim rates and a product recall.

•	Restructuring expense increased approximately $7 million, while special charges decreased approximately $5 million.

Other Income/Expense

During the three months ended February 29, 2020, net other expense was $2.8 million, an increase of $0.6 million compared to the same period in the prior year. This increase resulted primarily from investment losses associated with the Company's deferred compensation plan in the current quarter relative to investment gains recorded in the prior fiscal year. These investments losses are directly offset by decreases in compensation expense within operating expenses related to the deferred compensation plan.

Other income/expense in the nine months ended February 29, 2020 reflected a pre-tax gain of $30.5 million related to the purchase accounting treatment of the initial equity-method investment in U.K.-based naughtone. The Company acquired the remaining shares of naughtone during the second quarter and as a result, was required to adjust the value of the initial investment to fair value, resulting in a non-taxable gain.

During the nine months ended February 29, 2020, net other expense was $7.5 million, a decrease of $0.3 million compared to the same period in the prior year. This decrease resulted primarily from investment gains associated with the Company's deferred compensation plan in the current year relative to investment losses recorded in the prior fiscal year, and foreign currency losses in the current year relative to foreign currency gains recorded in the prior fiscal year.

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

The charts below present the relative mix of Net sales and Operating earnings across the Company's reportable segments during the three and nine month periods ended February 29, 2020. This is followed by a discussion of the Company's results, by reportable segment.

North America Contract ("North America")

	Three Months Ended			Nine Months Ended
	February 29, 2020	March 2, 2019	Change	February 29, 2020	March 2, 2019	Change
Net sales	$413.4	$397.0	$16.4	$1,322.5	$1,252.8	$69.7
Gross margin	150.1	136.6	13.5	487.0	436.3	50.7
Gross margin %	36.3%	34.4%	1.9%	36.8%	34.8%	2.0%
Operating earnings	51.2	40.2	11.0	176.4	139.5	36.9
Operating earnings %	12.4%	10.1%	2.3%	13.3%	11.1%	2.2%

For the three month comparative period, Net sales increased 4.1%, or 2.5%(*) on an organic basis, over the prior year period due to:

•	Incremental list price increases, net of contract price discounting, of approximately $9 million; and

•	Approximately $6 million due to the acquisition of naughtone.

For the three month comparative period, Operating earnings increased $11.0 million, or 27.4%, over the prior year period due to:

•
Increased Gross margin of $13.5 million and increased gross margin percentage of 190 basis points due primarily to incremental list price increases, net of contract price discounting, and lower steel costs, partially offset by lower volume leverage; offset by

•	Increased Operating expenses of $2.5 million driven primarily by increased restructuring, warranty, and IT costs, partially offset by lower employee incentive compensation costs.

For the nine month comparative period, Net sales increased 5.6%, or 4.9%(*) on an organic basis, over the prior year period due to:

•	Increased sales volumes within the North America segment of approximately $27 million due to increased demand within the core contract and Geiger businesses;

•	Incremental list price increases, net of contract price discounting, of approximately $32 million; and

•	Approximately $9 million due to the acquisition of naughtone.

For the nine month comparative period, Operating earnings increased $36.9 million, or 26.5%, over the prior year period due to:

•
Increased Gross margin of $50.7 million and increased gross margin percentage of 200 basis points due primarily to incremental list price increases, net of contract price discounting, and lower steel costs; offset by

•	Increased Operating expenses of $13.8 million driven primarily by increased restructuring, warranty, and IT costs, partially offset by lower marketing costs.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

International Contract ("International")

	Three Months Ended			Nine Months Ended
	February 29, 2020	March 2, 2019	Change	February 29, 2020	March 2, 2019	Change
Net sales	$156.1	$126.0	$30.1	$388.1	$359.9	$28.2
Gross margin	50.8	42.1	8.7	130.9	119.9	11.0
Gross margin %	32.5%	33.4%	(0.9)%	33.7%	33.3%	0.4%
Operating earnings	11.3	16.3	(5.0)	37.3	40.7	(3.4)
Operating earnings %	7.2%	12.9%	(5.7)%	9.6%	11.3%	(1.7)%

For the three month comparative period, Net sales increased 23.9%, or decreased 10.4%(*) on an organic basis, over the prior year period due to:

•	Approximately $44 million due to the acquisition of HAY and naughtone; offset by

•
Decreased sales volumes within the International segment of approximately $14 million, of which approximately $6 million was due to the outbreak of COVID-19 in China during the current quarter and associated temporary closure of our China facility.

For the three month comparative period, Operating earnings decreased $5.0 million, or 30.7%, over the prior year period due to:

•
Increased Operating expenses of $13.7 million driven primarily by the acquisition of HAY and naughtone and special charges related to the initial purchase accounting effects of HAY and naughtone; offset by

•
Increased Gross margin of $8.7 million due to the increase in sales explained above, and decreased gross margin percentage of 90 basis points due primarily to special charges related to the initial purchase accounting effects of HAY. Gross margin during the current quarter was approximately $2 million lower due to the outbreak of COVID-19 as described above.

For the nine month comparative period, Net sales increased 7.8%, or decreased 3.5%(*) on an organic basis, over the prior year period due to:

•	Approximately $45 million due to the acquisition of HAY and naughtone; offset by

•
Decreased sales volumes within the International segment of approximately $15 million, of which approximately $6 million was due to the temporary closure of the Company's China manufacturing facility, stemming from the outbreak of COVID-19; and

•	The impact of foreign currency translation which decreased sales by approximately $4 million.

For the nine month comparative period, Operating earnings decreased $3.4 million, or 8.4%, over the prior year period due to:

•
Increased Operating expenses of $14.4 million, driven primarily by the acquisition of HAY and naughtone and special charges related to the initial purchase accounting effects of HAY and naughtone; offset by

•
Increased Gross margin of $11.0 million due to the increase in sales explained above, and increased gross margin percentage of 40 basis points due primarily to incremental list price increases, net of contract price discounting and restructuring cost savings, offset partially by special charges related to the initial purchase accounting effects of HAY. Gross margin during the current year was approximately $2 million lower due to the outbreak of COVID-19 as described above.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

Retail

	Three Months Ended			Nine Months Ended
	February 29, 2020	March 2, 2019	Change	February 29, 2020	March 2, 2019	Change
Net sales	$96.2	96.0	$0.2	$300.2	$283.5	$16.7
Gross margin	42.4	42.3	0.1	127.0	125.5	1.5
Gross margin %	44.1%	44.1%	—%	42.3%	44.3%	(2.0)%
Operating earnings	(1.6)	2.3	(3.9)	(6.4)	6.3	(12.7)
Operating earnings %	(1.7)%	2.4%	(4.1)%	(2.1)%	2.2%	(4.3)%

For the three month comparative period, Net sales increased 0.2%, both on an as reported and organic(*) basis, over the prior year period.

For the three month comparative period, Operating earnings decreased $3.9 million, or 169.6%, over the prior year period due to:

•	Increased Operating expenses of $4.0 million primarily due to restructuring costs, sales volume based costs, new DWR studios, and the launch of the HAY brand in North America.

For the nine month comparative period, Net sales increased 5.9%, both on an as reported and organic(*) basis, over the prior year period due to:

•
Increased sales volumes within the Retail segment of approximately $20 million which were driven primarily by growth across the Company's DWR studio, outlet and contract channels, which were partially offset by lower freight revenue.

For the nine month comparative period, Operating earnings decreased $12.7 million, or 201.6%, over the prior year period due to:

•	Increased Operating expenses of $14.2 million primarily due to restructuring costs, sales volume based costs, new DWR studios, and the launch of the HAY brand in North America; offset by

•
Increased Gross margin of $1.5 million and decreased gross margin percentage of 200 basis points due primarily to higher net freight expenses and cost inefficiencies associated with the move into a new Ohio–based distribution center, partially offset by product mix.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

Corporate

Corporate unallocated expenses totaled $10.5 million for the third quarter of fiscal 2020, a decrease of $0.5 million from the third quarter of fiscal 2019. The decrease was driven primarily by lower IT and medical costs, partially offset by higher employee compensation and incentive costs in the current period.

Corporate unallocated expenses totaled $34.3 million for the first nine months of fiscal 2020, a decrease of $5.3 million from the same period of fiscal 2019. The decrease was driven primarily by lower special charges related to third-party consulting costs for the Company's profit optimization initiatives, as well as transition costs incurred in the prior year related to the retirement of the Company's previous CEO, partially offset by higher employee compensation and incentive costs in the current period.

Liquidity and Capital Resources

The table below summarizes the net change in cash and cash equivalents for the nine months ended as indicated.

(In millions)	February 29, 2020	March 2, 2019
Cash provided by (used in):
Operating activities	$191.8	$130.6
Investing activities	(171.3)	(142.4)
Financing activities	(69.8)	(76.6)
Effect of exchange rate changes	0.7	(2.0)
Net change in cash and cash equivalents	$(48.6)	$(90.4)

Cash Flows - Operating Activities

Cash provided by operating activities for the nine months ended February 29, 2020 was $191.8 million, as compared to $130.6 million in the same period of the prior year. The increase in cash generated from operations in the current year, compared to the prior year, was primarily due to:

•	An increase in net earnings, excluding the naughtone non-cash gain, of $18.8 million; and

•
A decrease in current assets in the current period of $17.8 million, driven by a decrease in accounts receivable. This compares to an increase in current assets of $55.3 million in the prior year period. The increase in the prior year period was driven primarily by an increase in inventory and unbilled accounts receivable; offset by

•
A decrease in current liabilities in the current period of $36.7 million, driven primarily by a decease in accounts payable and accrued liabilities. This compares to an increase in current liabilities of $7.5 million in the prior year period. The increase in the prior year period was driven primarily by an increase in accounts payable and accrued liabilities.

Cash Flows - Investing Activities

Cash used in investing activities for the nine months ended February 29, 2020 was $171.3 million, as compared to $142.4 million in the same period of the prior year. The increase in cash outflow in the current year, compared to the prior year, was primarily due to:

•
Current year cash outflows of $111.2 million for the additional investments in naughtone and HAY compared to prior year cash outflows of $71.6 million for equity investments in HAY and Maars, and $4.8 million for the purchase of the HAY licensing agreement.

At the end of the third quarter of fiscal 2020, there were outstanding commitments for capital purchases of $21.8 million. The Company plans to fund these commitments with cash on hand and/or cash generated from operations. The Company expects full-year capital purchases to be between $75.0 million and $85.0 million, which will be primarily related to investments in the Company's facilities and equipment. This compares to full-year capital spending of $85.8 million in fiscal 2019.

Cash Flows - Financing Activities

Cash used in financing activities for the nine months ended February 29, 2020 was $69.8 million, as compared to $76.6 million in the same period of the prior year. The decrease in cash outflow in the current year, compared to the prior year, was primarily due to:

•	Lower common stock repurchased of $25.9 million in the current year compared to $43.4 million in the prior year; offset by

•
The purchase of the remaining redeemable noncontrolling interests in the current year for $20.3 million as described in Note 12 of the Condensed Consolidated Financial Statements, compared to purchases of $10.1 million in the prior year.

Sources of Liquidity

In addition to steps taken to protect its workforce and manage business operations, the Company has taken actions to safeguard its capital position in the current environment. The Company is closely managing spending levels, capital investments, and working capital, and has temporarily suspended share repurchase activity as part of managing cash flows during this period. In addition, the Company's Board of Directors has approved a resolution to postpone payment of the current quarter's dividend to a future date to be established by the Board of Directors and temporarily suspend all future planned dividends. For more information on current cost reductions, refer to the COVID-19 Update section within Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

At the end of the third quarter of fiscal 2020, the Company had a well-positioned balance sheet and liquidity profile to weather these disruptions for the foreseeable future. In addition to cash flows from operating activities, the Company has access to liquidity through credit facilities, cash and cash equivalents, and short-term investments. These sources have been summarized below. For additional information, refer to Note 14 to the Condensed Consolidated Financial Statements.

(In millions)	February 29, 2020	June 1, 2019
Cash and cash equivalents	$110.6	$159.2
Marketable securities	8.9	8.8
Availability under syndicated revolving line of credit	265.5	165.0
Total liquidity	$385.0	$333.0

At the end of the third quarter of fiscal 2020, the Company had cash and cash equivalents of $110.6 million, including $94.6 million of cash and cash equivalents held outside the United States. In addition, the Company had marketable securities of $8.9 million held by one of its international subsidiaries.

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

The Company’s syndicated revolving line of credit, which expires on August 28, 2024, provides the Company with up to $500 million in revolving variable interest borrowing capacity and includes an "accordion feature" allowing the Company to increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by up to $250 million. Outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period if borrowings are outstanding.

As of February 29, 2020, the total debt outstanding related to borrowings under the syndicated revolving line of credit was $225.0 million with available borrowings against this facility of $265.5 million. Since the end of the quarter, the company withdrew $265 million.

The Company believes that its financial resources will allow it to manage the anticipated impact of COVID-19 on the Company's business operations for the foreseeable future which will include materially reduced revenue and profits for the Company. The challenges posed by COVID-19 on the Company's business have evolved rapidly in the past two months and are likely to evolve further. Consequently, the Company will continue to evaluate its financial position in light of future developments, particularly those relating to COVID-19.

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

New Accounting Standards

See Note 2 to the Condensed Consolidated Financial Statements.

Safe Harbor Provisions

Certain statements in this filing are not historical facts but are “forward-looking statements” as defined under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates, and projections about the office furniture industry, the economy, and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” likely,” “plans,” “projects,” and “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. These risks include, without limitation, the success of our growth strategy, employment and general economic conditions, the pace of economic growth in the U.S., and in our International markets, the potential impact of changes in U.S. tax law, the increase in white collar employment, the willingness of customers to undertake capital expenditures, the types of products purchased by customers, competitive-pricing pressures, the availability and pricing of raw materials, our reliance on a limited number of suppliers, our ability to expand globally given the risks associated with regulatory and legal compliance challenges and accompanying currency fluctuations, the ability to increase prices to absorb the additional costs of raw materials, the financial strength of our dealers and the financial strength of our customers, our ability to locate new DWR and HAY studios, negotiate favorable lease terms for new and existing locations and the implementation of our studio portfolio transformation, our ability to attract and retain key executives and other qualified employees, our ability to continue to make product innovations, the success of newly-introduced products, our ability to serve all of our markets, possible acquisitions, divestitures or alliances, the pace and level of government procurement, the outcome of pending litigation or governmental audits or investigations, political risk in the markets we serve, natural disasters, public health crises, disease outbreaks, and other risks identified in our filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what we express or forecast. Furthermore, Herman Miller, Inc., undertakes no obligation to update, amend or clarify forward-looking statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The information concerning quantitative and qualitative disclosures about market risk contained in the Company’s Annual Report on Form 10-K for its fiscal year ended June 1, 2019 has not changed significantly. The nature of market risks from interest rates and commodity prices has not changed materially during the first nine months of fiscal 2020.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 29, 2020, and the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended February 29, 2020, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

Referred to in Note 13 of the Condensed Consolidated Financial Statements.

Item 1A: Risk Factors

There have been no material changes in the Company's risk factors from those set forth in the Company's Annual Report on Form 10-K for the year ended June 1, 2019, except for the following risk factor which supplements the risk factors previously disclosed and should be considered in conjunction with the Risk Factors section in the Company's Annual report on Form 10-K for the year ended June 1, 2019:

Disease outbreaks, such as the COVID-19 pandemic, could have an adverse impact on the Company's operations and financial results
From time to time, various disease outbreaks may adversely impact our business, consolidated results of operations and financial condition, such as the current COVID-19 pandemic which has had such an adverse impact. The Company has global manufacturing facilities, suppliers, dealers and customers. Therefore, COVID-19, as well as measures taken by governmental authorities and private actors to limit the spread of this virus, may interfere with the ability of our employees, suppliers and other business providers to carry out their assigned tasks or supply materials at ordinary levels of performance relative to the conduct of our business. This has caused, and may continue to cause, us to materially curtail certain of our business operations, and has had and could continue to have, a material adverse effect on our results of operations and cash flow.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during the quarter ended February 29, 2020.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)
12/1/19 - 12/28/19	13,572	$42.69	13,572	$255,569,568
12/29/19 - 1/25/20	148,671	$41.20	148,671	$249,444,561
1/26/20 - 2/29/20	278,711	$40.44	278,711	$238,172,837
Total	440,954		440,954

The Company repurchased shares under previously announced plans authorized by the Board of Directors. No repurchase plans expired or were terminated during the third quarter of fiscal 2020, nor do any plans exist under which the Company does not intend to make further purchases. The Board has the authority to terminate any further repurchases. During the period covered by this report, the Company did not sell any of its equity securities that were not registered under the Securities Act of 1933.

Item 3: Defaults upon Senior Securities

None

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

None

Item 6: Exhibits

The following exhibits (listed by number corresponding to the Exhibit table as Item 601 in Regulation S-K) are filed with this Report:

Exhibit Number	Document

10.1*	Form of Herman Miller, Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement

10.2*	Form of Herman Miller, Inc. Long-Term Incentive Plan Operating Income Growth Performance Share Unit With TSR Modifier Award Agreement

10.3*	Form of Herman Miller, Inc. Long-Term Incentive Plan Revenue Growth Performance Share Unit With TSR Modifier Award Agreement

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(*) Denotes compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

HERMAN MILLER, INC.

April 7, 2020	/s/ Andrea R. Owen
Andrea R. Owen
President and Chief Executive Officer
(Duly Authorized Signatory for Registrant)

April 7, 2020	/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer
(Duly Authorized Signatory for Registrant)