Form 10-K
period 2020-05-30
HERMAN MILLER INC
filed 2020-07-28
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-15141
__________________________________________
HERMAN MILLER, INC.
(Exact name of registrant as specified in its charter)
__________________________________________

Michigan	38-0837640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
855 East Main Avenue, Zeeland, MI 49464
(Address of principal executive offices and zip code)
(616) 654-3000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MLHR	NASDAQ
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐  No  ☒
The aggregate market value of the voting stock held by “nonaffiliates” of the registrant (for this purpose only, the affiliates of the registrant have been assumed to be the executive officers and directors of the registrant and their associates) as of November 30, 2019, was $2.8 million (based on $47.78 per share which was the closing sale price as reported by NASDAQ). As of July 22, 2020, Herman Miller, Inc. had 58,866,863 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders expected to be held on October 12, 2020, are incorporated by reference into Part III of this report.

Herman Miller, Inc.
Annual Report on Form 10-K

PART I
Item 1 Business
General Development of Business
Herman Miller's mission statement is Inspiring Designs to Help People Do Great Things. To this end, the Company researches, designs, manufactures and distributes interior furnishings for use in various environments including office, healthcare, educational and residential settings and provides related services that support organizations and individuals all over the world. Through research, the Company seeks to understand, define and clarify customer needs and problems existing in its markets and to design products, systems and services that serve as innovative solutions to those needs and problems. The Company's products are sold primarily through the following channels: Owned and independent contract furniture dealers, direct customer sales, owned and independent retailers, direct-mail catalogs and the Company's e-commerce platforms.

Herman Miller, Inc. and Subsidiaries 2

The Company was incorporated in Michigan in 1905. As the global design leader in our market, we established Herman Miller Group, a family of brands that collectively offers a variety of products for environments where people live, learn, work, heal and play. The family of brands includes Herman Miller®, Design Within Reach®, Geiger®, Maharam®, Nemschoff®, Colebrook Bosson Saunders®, naughtone®, Maars® Living Walls and HAY®. All of these companies are considered controlled subsidiaries, except for Maars of which the Company owns 48.2% of as of May 30, 2020. Herman Miller's corporate offices are located at 855 East Main Avenue, PO Box 302, Zeeland, Michigan, 49464-0302 and its telephone number is (616) 654-3000. Unless otherwise noted or indicated by the context, all references to "Herman Miller," "we," "our," "Company" and similar references are to Herman Miller, Inc. and its controlled subsidiaries. Further information relating to principles of consolidation is provided in Note 1 to the Consolidated Financial Statements included in Item 8 of this report.

HermanMillerGroup

HermanMiller

A global leader in design and furnishings
for the home or workplace

colebrook bosson saunders

A UK-based designer of high-performance
tools for work

DESIGN WITHIN REACH

Retailer of authentic
modern furnishings

GEIGER

Maker of exquisitely crafted designs
for refined working environments

HAY

Inspired furniture and accessories
for modern living

maars LIVING WALLS

A global designer and maker
of interior partitions

maharam

Creator of textiles known for its rigorous
commitment to design

naughtone

Contemporary furnishings for workplace,
education, and hospitality environments

Nemschoff

Manufacturer of beautifully styled,
high-performance furnishings

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

3 2020 Annual Report

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

The Company also offers products for residential settings, including Eames®, Eames (lounge chair configuration)®, Eames (management chair configuration)®, Eames Soft Pad™, HAY®, Nelson™ basic cabinet series, Nelson™ end table, Nelson™ lanterns, Nelson™ marshmallow sofa, Nelson™ miniature chests, Nelson™ platform bench, Nelson™ swag leg group, Nelson™ tray table, Bubble Lamps®, Airia™, Ardea®, Bumper™, Burdick Group™, Everywhere™ tables, Claw™, Caper®, Distil™, Envelope™, Formwork®, Full Round™, H Frame™, I Beam™, Landmark™, Logic Mini™, Logic Power Access Solutions™, Renew™, Rolled Arm™, Scissor™, Sled™, Soft Pad™, Swoop™, Tone™, Twist™, Ward Bennett™ and Wireframe™. The Company also offers residential and ancillary products through its subsidiaries, including: the Line™ Storage Collection, Lina™ Swivel Chair, Matera™ Bedroom Collection, Emmy™ Sofa Collection, Story™ Bookcase and Sømmer™ Outdoor Collection for Design Within Reach®; the Always™ Lounge Chair, Always™ Chair, Polly™ Chair, Viv™ Chair, and Hush™ Chair for naughtone®; and the Mags™ Sofa and About A™ Chair Collections for HAY®.

The Company's products are marketed worldwide by its own sales staff, independent dealers and retailers, its owned dealers, via its e-commerce websites and through its owned Design Within Reach ("DWR") and HAY retail studios. Salespeople work with dealers, the architecture and design community, and directly with end-users. Independent dealerships concentrate on the sale of Herman Miller Group products and some complementary product lines of other manufacturers. It is estimated that approximately 70 percent of the Company's sales in the fiscal year ended May 30, 2020, were made to or through independent dealers. The remaining sales were made directly to end-users, including federal, state and local governments and several business organizations by the Company's own sales staff, its owned dealer network, its retail channels or independent retailers.

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

Raw Materials
The Company's manufacturing materials are available from a significant number of sources within North America, South America, Europe and Asia. To date, the Company experienced limited disruptions during the fourth quarter of fiscal 2020 as result of the COVID-19 pandemic in its supply chain, but subsequently has not experienced any difficulties in obtaining its raw materials. The costs of certain direct materials used in the Company's manufacturing and assembly operations are sensitive to shifts in commodity market prices. In particular, the costs of steel, plastic, aluminum components and particleboard are sensitive to the market prices of commodities such as raw steel, aluminum, crude oil, lumber and resins. Increases in the market prices for these commodities can have an adverse impact on the Company's profitability. Further information regarding the impact of direct material costs on the Company's financial results is provided in Management's Discussion and Analysis in Item 7 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Herman Miller, Inc. and Subsidiaries 4

Patents, Trademarks, Licenses, Etc.
The Company has active utility and design patents in the United States. Many of the inventions covered by these patents also have been patented in a number of foreign countries. Various trademarks, including the name and stylized “Herman Miller” and the “Herman Miller Circled Symbolic M” trademark are registered in the United States and many foreign countries. The Company does not believe that any material part of its business depends on the continued availability of any one or all of its patents or trademarks, or that its business would be materially and adversely affected by the loss of any such marks, except for the following trademarks: Herman Miller®, Herman Miller Circled Symbolic M®, Maharam®, Geiger®, Design Within Reach®, DWR®, HAY®, naughtone®, Nemschoff®, Action Office®, Aeron®, Mirra®, Embody®, Setu®, Sayl®, Cosm®, Caper®, Eames®, Eames Lounge & Ottoman Configurations, Eames Aluminum Group Configuration, and Canvas Office Landscape®.

Working Capital Practices
Information concerning the Company's working capital levels relative to its sales volume can be found under the Executive Overview section in Item 7 of this report, “Management's Discussion and Analysis of Financial Condition and Results of Operations”. Beyond this discussion, the Company does not believe that it or the industry in general has any special practices or special conditions affecting working capital items that are significant for understanding the Company's business.

Customer Base
The Company estimates that no single dealer accounted for more than 4 percent of the Company's net sales in the fiscal year ended May 30, 2020. The Company estimates that the largest single end-user customer accounted for $122.9 million, $129.6 million and $109.8 million of the Company's net sales in fiscal 2020, 2019, and 2018, respectively. This represents approximately 5 percent of the Company's net sales in fiscal 2020, 2019 and 2018. The Company's 10 largest customers in the aggregate accounted for approximately 18 percent, 18 percent, and 19 percent of net sales in fiscal 2020, 2019, and 2018, respectively.

Backlog of Unfilled Orders
As of May 30, 2020, the Company's backlog of unfilled orders was $470.8 million. At June 1, 2019, the Company's backlog totaled $394.2 million. The increase in backlog in the current year was primarily due to delays in processing customer orders in the fourth quarter of fiscal 2020 caused by the outbreak of COVID-19 and related facility shut-downs. It is expected that substantially all the orders forming the backlog at May 30, 2020, will be filled during the next fiscal year. Many orders received by the Company are reflected in the backlog for only a short period while other orders specify delayed shipments and are carried in the backlog for up to one year. Accordingly, the amount of the backlog at any particular time does not necessarily indicate the level of net sales for a particular succeeding period.

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

5 2020 Annual Report

These competitors include companies such as Crate & Barrel Holdings, Inc., Hive Modern, Restoration Hardware, Room & Board, Wayfair and Williams-Sonoma, Inc. Similar to its office furniture product offerings, the Company competes primarily on design, product and service quality, speed of delivery and product pricing in this market.

Research, Design and Development
The Company believes it draws great competitive strength from its research, design and development programs. Through research, the Company seeks to understand, define and clarify customer needs and problems they are trying to solve. The Company designs innovative products and services that address customer needs and solve their problems. The Company uses both internal and independent research resources and independent design resources. Exclusive of royalty payments, the Company spent approximately $54.3 million, $58.8 million and $57.1 million on research and development activities in fiscal 2020, 2019 and 2018, respectively. Generally, royalties are paid to designers of the Company's products as the products are sold and are included in the Design and Research line item within the Consolidated Statements of Comprehensive Income.

Environmental Matters
Respecting the environment has been more than good business practice for the Company - it is the right thing to do. The Company’s commitment to the planet is embedded in its corporate strategy and will continue to develop as the Company outlines next steps in its sustainability strategy. As part of this commitment, the Company focuses on operating its global footprint with minimal impact on the environment and designing products with materials and processes that are safe for both people and the planet. Based on current facts known to management, the Company does not believe that existing environmental laws and regulations have had or will have any material effect upon the capital expenditures, earnings or competitive position of the Company. However, there can be no assurance that environmental legislation will not result in or require material capital expenditures or additional costs to our manufacturing process.

Human Resources
The Company considers its employees to be another of its major competitive strengths. The Company stresses individual employee participation and incentives, believing that this emphasis has helped attract and retain a competent and motivated workforce. The Company's human resources group provides employee recruitment, education and development, as well as compensation planning and counseling. Additionally, there have been no work stoppages or labor disputes in the Company's history. As of May 30, 2020, approximately 3 percent of the Company's employees are covered by collective bargaining agreements, most of whom are employees of its Nemschoff and Herman Miller Holdings Limited subsidiaries.

As of May 30, 2020, the Company had approximately 7,600 employees, representing a 5 percent decrease as compared with June 1, 2019. In addition to its employee workforce, the Company uses temporary labor to meet fluctuating demand in its manufacturing operations.

Information about International Operations
The Company's sales in international markets are made primarily to office/institutional customers. Foreign sales consist mostly of office furniture products such as Aeron®, Mirra®, Sayl®, Setu®, Layout Studio®, Imagine Desking System®, Ratio®, Cosm®, and other seating and storage products and ergonomic accessories such as the Flo® monitor arm. The Company conducts business in the following major international markets: Europe, the Middle East, Africa, Latin America and the Asia/Pacific region.

The Company's products currently sold in international markets are manufactured primarily by wholly owned subsidiaries in the United States, the United Kingdom, China, Brazil and India. A portion of the Company's products sold internationally are also manufactured by third-party suppliers. Sales are made through wholly owned subsidiaries or branches in Canada, the United Kingdom, Denmark, Korea, Mexico, Australia, Singapore, China (including Hong Kong), India and Brazil. The Company's products are offered in Canada, Europe, the Middle East, Africa, Latin America and the Asia/Pacific region primarily through dealers.

Herman Miller, Inc. and Subsidiaries 6

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
We have established a growth strategy for the business based on a changing and evolving world. Through this strategy we are focused on taking advantage of the changing composition of the office floor plate, the greater desire for customization from our customers, new technologies and trends towards urbanization and working from home.

To that end, we intend to grow in certain targeted ways. First, we will unlock the power of One Herman Miller by building an agile, collaborative, globally-connected organization fit for continuous evolution. This will also include simplifying and tailoring our go-to-market approach, as well as continuing to lead in product innovation across all businesses. Second, we intend to build a customer-centric, digitally enabled business model by leveraging our deep understanding of customer journeys to deliver inspired products and frictionless customer experiences. Inclusive of this will be to drive step-change in our data, analytics, marketing, and brand capabilities, as well as to strengthen our core technology backbone. Third, we intend to accelerate profitable growth by strengthening and evolving our core contract business, driving outsized growth in our international business and expanding our retail business. Finally, we believe it is a business imperative to reinforce our commitment to our people, planet and communities in a more integrated way than ever before. Beyond simply being the right thing to do, we are confident that elevating our focus on positive social and environmental business practices will beneficially impact our customers and enhance returns for our shareholders over the long term. Refer to the "Executive Overview" section within Item 7 for further discussion of our areas of strategic focus.

While we have confidence that our strategic plan reflects opportunities that are appropriate and achievable and that we have anticipated and will manage the associated risks, there is the possibility that the strategy may not deliver the projected results due to inadequate execution, incorrect assumptions, sub-optimal resource allocation, or changing customer requirements.

To meet these goals, we believe we will be required to continually invest in the research, design and development of new products and services, and there is no assurance that such investments will have commercially successful results.

Certain growth opportunities may require us to invest in acquisitions, alliances and the startup of new business ventures. These investments, if available, may not perform according to plan and may involve the assumption of business, operational or other risks that are new to our business.

7 2020 Annual Report

Future efforts to expand our business within developing economies, particularly within China and India, may expose us to the effects of political and economic instability. Such instability may impact our ability to compete for business. It may also put the availability and/or value of our capital investments within these regions at risk. These expansion efforts expose us to operating environments with complex, changing and in some cases, inconsistently-applied legal and regulatory requirements. Developing knowledge and understanding of these requirements poses a significant challenge and failure to remain compliant with them could limit our ability to continue doing business in these locations.

Pursuing our strategic plan in new and adjacent markets, as well as within developing economies, will require us to find effective new channels of distribution. There is no assurance that we can develop or otherwise identify these channels of distribution.

Disease outbreaks, such as the COVID-19 pandemic, could have an adverse impact on the Company's operations and financial results.
From time to time, various disease outbreaks may adversely impact our business, consolidated results of operations and financial condition, such as the current COVID-19 pandemic which has had such an adverse impact. The Company has global manufacturing facilities, suppliers, dealers and customers. Therefore, COVID-19, as well as measures taken by governmental authorities and other organizations and individuals to limit the spread of this virus, may interfere with the ability of our employees, suppliers and other business providers to carry out their assigned tasks or supply materials at ordinary levels of performance relative to the conduct of our business. In addition, the COVID-19 pandemic has caused a significant percentage of the traditional office workforce to work away from their office location. It is reasonable to assume, at least in the near-term, that this will have an adverse impact on the demand for office furniture and related products. This has caused, and may continue to cause, us to materially curtail certain of our business operations, and has had and could continue to have, a material adverse effect on our results of operations and cash flow.

Tariffs imposed by the U.S. government could have a material adverse effect on our results of operations.
The imposition of tariffs by the U.S. government on various products imported from certain countries, as well as countering tariffs on the export of U.S. goods, has and will likely continue to adversely impact the cost of certain of our raw materials and finished goods as well as products that we export to other countries. Accordingly, these tariffs and the possibility of broader trade conflicts stemming from the tariffs could negatively impact our business in the future. The tariffs on imports, most notably imports from China, also impacted the cost of steel in fiscal year 2020, a key commodity that we consume in producing products. Given the significance of steel costs to our direct materials costs, we are closely monitoring escalating trade tensions between the U.S. and China. The potential impact to our direct material costs due to tariffs on Chinese imports is somewhat limited, however, as purchases of direct materials (mainly component parts and products manufactured by third parties) from China represented an estimated 6% of our consolidated cost of sales for fiscal 2020. Going forward, continued or increased tariffs could negatively impact our gross margin and operating performance. These factors also have the potential to significantly impact global trade and economic conditions in many of the regions where we do business.

Adverse economic and industry conditions could have a negative impact on our business, results of operations and financial condition.
Customer demand within the contract office furniture and retail furnishings industries is affected by various macro-economic factors; general corporate profitability, service sector employment levels, new office construction rates and existing office vacancy rates are among the most influential factors. History has shown that declines in these measures can have an adverse effect on overall office furniture demand. Additionally, factors and changes specific to our industry, such as developments in technology, governmental standards and regulations, and health and safety issues can influence demand. There are current and future economic and industry conditions that could adversely affect our business, operating results, or financial condition.

Other macroeconomic developments, such as the United Kingdom referendum on European Union membership (commonly known as Brexit) could negatively affect the Company's ability to conduct business in those geographies. The current political and economic uncertainty relating to Brexit brings caution to the Company’s customer base as

Herman Miller, Inc. and Subsidiaries 8

capital investments are potentially put on hold pending the outcome of the negotiations. Furthermore, concerns exist relating to potential tariffs and customs regulations and the potential for short term logistics disruption as any such changes are implemented. This will impact both the Company's suppliers and customers, including distributors, and could result in product delays and inventory issues. Further uncertainty in the marketplace also brings risk to accounts receivable and could result in delays in collection and greater bad debt expense. There also remains a risk for the value of the British Pound and/or the Euro to further deteriorate, reducing the purchasing power of customers in these regions and potentially undermining the financial health of the Company's suppliers and customers in other parts of the world.

The markets in which we operate are highly competitive and we may not be successful in winning new business.
We are one of several companies competing for new business within the office furniture industry. Many of our competitors offer similar categories of products, including office seating, systems and freestanding office furniture, casegoods, storage as well as residential, education and healthcare furniture solutions. Although we believe that our innovative product design, functionality, quality, depth of knowledge, and strong network of distribution partners differentiate us in the marketplace, increased market pricing pressure could make it difficult for us to win new business with certain customers and within certain market segments at acceptable profit margins.

The retail furnishings market is highly competitive. We compete with national and regional furniture retailers, mail order catalogs and online retailers focused on home furnishings. We compete with these and other retailers for customers, suitable retail locations, vendors, qualified employees and management personnel. Some of our competitors have significantly greater financial, marketing and other resources than we possess. This may result in our competitors being quicker at the following: adapting to changes, devoting greater resources to the marketing and sale of their products, generating greater national brand recognition, or adopting more aggressive pricing and promotional policies, including free shipping offers. In addition, increased catalog mailings and/or digital marketing campaigns by our competitors may adversely affect response rates to our own marketing efforts. As a result, increased competition may adversely affect our future financial performance.

Our business presence outside the United States exposes us to certain risks that could negatively affect our results of operations and financial condition.
We have significant manufacturing and sales operations in the United Kingdom, which represents our largest marketplace outside the United States. We also have manufacturing operations in China, India, and Brazil. Additionally, our products are sold internationally through controlled subsidiaries or branches in Canada, Denmark, Korea, Mexico, Australia, China (including Hong Kong), India and Brazil. The Company's products are offered in Canada, Europe, the Middle East, Africa, Latin America and the Asia/Pacific region primarily through dealers.

Doing business internationally exposes us to certain risks, many of which are beyond our control and could potentially impact our ability to design, develop, manufacture, or sell products in certain countries. These factors could include, but would not necessarily be limited to:

•	Political, social and economic conditions

•	Global trade conflicts and trade policies

•	Legal and regulatory requirements

•	Labor and employment practices

•	Cultural practices and norms

•	Natural disasters

•	Security and health concerns

•	Protection of intellectual property

•	Changes in foreign currency exchange rates

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

9 2020 Annual Report

We are subject to risks and costs associated with protecting the integrity and security of our systems and confidential information.
We collect certain customer-specific data, including credit card information, in connection with orders placed through our e-commerce websites, direct-mail catalog marketing program, and retail studios. For these sales channels to function and develop successfully, we and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information and other personal information regarding our customers, securely over public and private networks. Third parties may have or develop the technology or knowledge to breach, disable, disrupt or interfere with our systems or processes or those of our vendors. While we believe we take reasonable steps to protect the security and confidentiality of the information we collect, we cannot guarantee that our security measures will effectively prevent others from obtaining unauthorized access to our information and our customers’ information. The techniques used to obtain unauthorized access to systems change frequently and are not often recognized until after they have been launched.

Any person who circumvents our security measures could destroy or steal valuable information or disrupt our operations. Any security breach could cause consumers to lose confidence in the security of our information systems, including our e-commerce websites or retail studios and choose not to purchase from us. Any security breach could also expose us to risks of data loss, litigation, regulatory investigations, and other significant liabilities. Such a breach could also seriously disrupt, slow or hinder our operations and harm our reputation and customer relationships, any of which could damage our business.

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

The United States federal and state governments are increasingly enacting laws and regulations to protect consumers against identity theft. Also, as our business expands globally, we are subject to data privacy and other similar laws in various foreign jurisdictions. If we are the target of a cybersecurity attack resulting in unauthorized disclosure of our customer data, we may be required to undertake costly notification procedures. Compliance with these laws will likely increase the costs of doing business. If we fail to implement appropriate safeguards or to detect and provide prompt notice of unauthorized access as required by some of these laws, we could be subject to potential fines, claims for damages and other remedies, which could harm our business.

A sustained downturn in the economy could adversely impact our access to capital.
The disruptions in the global economic and financial markets during 2007 to 2009 adversely impacted the broader financial and credit markets, at times reducing the availability of debt and equity capital for the market as a whole. Conditions such as these could re-emerge in the future. Accordingly, our ability to access the capital markets could be restricted at a time when we would like, or need, to access those markets, which could have an adverse impact on our flexibility to react to changing economic and business conditions. The resulting lack of available credit, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition, results of operations, our ability to take advantage of market opportunities and our ability to obtain and manage our liquidity. In addition, the cost of debt financing and the proceeds of equity financing may be materially and adversely impacted by these market conditions. The extent of any impact would depend on several factors, including our operating cash flows, the duration of tight credit conditions and volatile equity markets, our credit capacity, the cost of financing, and other general economic and business conditions. Our credit agreements contain performance covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization, and limits on subsidiary debt and incurrence of liens. Although we believe none of these covenants is currently restrictive to our operations, our ability to meet the financial covenants can be affected by events beyond our control.

Herman Miller, Inc. and Subsidiaries 10

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
The costs of certain manufacturing materials used in our operations are sensitive to shifts in commodity market prices, including the impact of the U.S. and retaliatory tariffs previously noted. In particular, the costs of steel, plastic, aluminum components, and particleboard are sensitive to the market prices of commodities such as raw steel, aluminum, crude oil, lumber, and resins. Increases in the market prices of these commodities, such as what we experienced in fiscal 2019 for steel, may have an adverse impact on our profitability if we are unable to offset them with strategic sourcing, continuous improvement initiatives or increased prices to our customers.

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
Approximately 45 percent of the sales within our Retail segment are transacted within our retail studios. Additionally, we believe our retail studios have a direct influence on the volume of business transacted through other channels, including our consumer e-commerce and direct-mail catalog platforms, as many customers utilize these physical spaces to view and experience products prior to placing an order online or through the catalog call center. Our ability to open additional studios or close existing studios successfully will depend upon a number of factors beyond our control, including:

•	General economic conditions

•	Identification and availability of suitable studio locations

•	Success in negotiating new leases and amending or terminating existing leases on acceptable terms

•	Success of other retailers in and around our retail locations

•	Ability to secure required governmental permits and approvals

•	Hiring and training skilled studio operating personnel

•	Landlord financial stability

11 2020 Annual Report

Increasing competition for highly skilled and talented workers could adversely affect our business.
The successful implementation of our business strategy depends on our ability to attract and retain a skilled workforce. The increasing competition for highly skilled and talented employees could result in higher compensation costs, difficulties in maintaining a capable workforce, and leadership succession planning challenges.

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

Goodwill and indefinite-lived intangible asset impairment charges may adversely affect our operating results.
We have a substantial amount of goodwill and indefinite-lived intangible assets, primarily trademarks, on our balance sheet. We test the goodwill and intangible assets for impairment on an annual basis and when events occur or circumstances change that indicate that the fair value of the reporting unit or intangible asset may be below its carrying amount. Fair value determinations require considerable judgment and are sensitive to inherent uncertainties and changes in estimates and assumptions regarding actual and forecasted revenue growth rates and operating margins and discount rates. Declines in market conditions, a trend of weaker than anticipated financial performance for our reporting units or declines in projected revenue for our trademarks, a decline in our share price for a sustained period of time, an increase in the market-based weighted average cost of capital or a decrease in royalty rates, among other factors, are indicators that the carrying value of our goodwill or indefinite-life intangible assets may not be recoverable. We may be required to record a goodwill or intangible asset impairment charge that, if incurred, could have a material adverse effect on our financial statements.

Impairment of long-lived assets may adversely affect our operating results.
Our long-lived asset groups are subject to an impairment assessment when certain triggering events or circumstances indicate that their carrying value may be impaired. If the carrying value exceeds our estimate of future undiscounted cash flows of the operations related to the asset group, an impairment is recorded for the difference between the carrying amount and the fair value of the asset group. The results of these tests for potential impairment may be adversely affected by unfavorable market conditions, our financial performance trends, or an increase in interest rates, among other factors. If as a result of the impairment test we determine that the fair value of any of our long-lived asset groups is less than its carrying amount, we may incur an impairment charge that could have a material adverse effect on our financial statements.

Item 1B Unresolved Staff Comments
None

Herman Miller, Inc. and Subsidiaries 12

Item 2 Properties
The Company owns or leases facilities located throughout the United States and several foreign countries. The location, square footage and use of the most significant facilities at May 30, 2020 were as follows:

Owned Locations	Square Footage (in Thousands)	Use
Zeeland, Michigan	771	Manufacturing, Warehouse, Office
Spring Lake, Michigan	583	Manufacturing, Warehouse, Office
Holland, Michigan	357	Warehouse
Holland, Michigan	293	Manufacturing, Office
Holland, Michigan	238	Office, Design
Sheboygan, Wisconsin	208	Manufacturing, Warehouse, Office
Melksham, United Kingdom	170	Manufacturing, Warehouse, Office
Hildebran, North Carolina	93	Manufacturing, Office

Leased Locations	Square Footage (in Thousands)	Use
Batavia, Ohio	618	Warehouse
Dongguan, China	429	Manufacturing, Office
Atlanta, Georgia	180	Manufacturing, Warehouse, Office
Bangalore, India	105	Manufacturing, Warehouse
Yaphank, New York	92	Warehouse, Office
Mexico City, Mexico	77	Warehouse
New York City, New York	67	Office, Retail
Hong Kong, China	54	Warehouse
Chicago, Illinois*	45	Office, Retail
Brooklyn, New York	39	Warehouse, Retail
Stamford, Connecticut	35	Office, Retail
*Under construction and expected to open in FY21.

As of May 30, 2020, the Company operated 39 retail studios (including 35 operating under the DWR brand, 3 under the HAY brand, and a Herman Miller Flagship store in New York) that totaled approximately 400,000 square feet of selling space. The Company also maintains administrative and sales offices and showrooms in various other locations throughout North America, Europe, Asia/Pacific and Latin America. The Company considers its existing facilities to be in good condition and adequate for its design, production, distribution, and selling requirements.

13 2020 Annual Report

Item 3 Legal Proceedings
The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s consolidated operations, cash flows and financial condition.

Additional Item: Executive Officers of the Registrant
Certain information relating to Executive Officers of the Company as of May 30, 2020 is as follows:

Andrea R. Owen President and Chief Executive Officer Age 55, elected as an Executive Officer in 2018	Benjamin P.T. Groom Chief Digital Officer Age 36, elected as an Executive Officer in 2019

B. Ben Watson Chief Creative Officer Age 55, elected as an Executive Officer in 2010	Debbie Propst President, Retail Age 39, elected as an Executive Officer in 2020

Gregory J. Bylsma President, North America Contract Age 55, elected as an Executive Officer in 2009	Jacqueline H. Rice General Counsel Age 48, elected as an Executive Officer in 2019

Jeffrey L. Kurburski Chief Technology Officer Age 52, elected as an Executive Officer in 2018	Jeffrey M. Stutz Chief Financial Officer Age 49, elected as an Executive Officer in 2009

Jeremy Hocking President, International Contract Age 59, elected as an Executive Officer in 2017	Kevin Veltman Vice President, Investor Relations & Treasurer Age 45, elected as an Executive Officer in 2015

Megan Lyon Chief Strategy Officer Age 40, elected as an Executive Officer in 2019	Tim Straker Chief Marketing Officer Age 54, elected as an Executive Officer in 2020

Herman Miller, Inc. and Subsidiaries 14

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
Ms. Propst joined Herman Miller, Inc. in 2020 and serves as President of the Company's Retail segment. Prior to joining Herman Miller, Ms. Propst spent seven years at Bed Bath and Beyond where she most recently served as President and Chief Merchandising Officer of One Kings Lanes, as well as Chief Brand Officer for Bed Bath and Beyond.
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

Item 4 Mine Safety Disclosures
Not applicable

15 2020 Annual Report

PART II
Item 5 Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Share Price, Earnings and Dividends Summary
Herman Miller, Inc.'s common stock is traded on the NASDAQ-Global Select Market System (Symbol: MLHR). As of July 22, 2020, there were approximately 26,000 shareholders of record, including individual participants in security position listings, of the Company's common stock.

Dividends were declared for the first three quarters of fiscal 2020 and all quarters of fiscal 2019 as approved by the Board of Directors. Herman Miller previously announced the deferral of its third quarter fiscal 2020 dividend payment to shareholders of record as of February 29, 2020. That dividend was originally scheduled to be paid on April 15, 2020. The Company's Board of Directors subsequently approved the payment of this dividend, which was made on July 15, 2020. The Company has suspended future dividend payments given the ongoing uncertainty caused by COVID–19.

Issuer Purchases of Equity Securities
The Company has one share repurchase plan authorized by the Board of Directors on January 16, 2019, which provides a share repurchase authorization of $250.0 million with no specified expiration date. The approximate dollar value of shares available for purchase under the plans at May 30, 2020 was $237.6 million.

The following is a summary of share repurchase activity during the Company's fourth fiscal quarter ended May 30, 2020:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share or Unit	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (1)
3/1/20-3/28/20	15,026	$32.20	15,026	$237,689,005
3/29/20-4/25/20	404	$24.08	404	$237,679,278
4/26/20-5/30/20	1,801	$20.63	1,801	$237,642,176
Total	17,231		17,231

During the period covered by this report, the Company did not sell any shares of common stock that were not registered under the Securities Act of 1933.

Herman Miller, Inc. and Subsidiaries 16

Stockholder Return Performance Graph
Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company's common stock with that of the cumulative total return of the Standard & Poor's 500 Stock Index and the NASDAQ Composite Total Return for the five-year period ended May 30, 2020. The graph assumes an investment of $100 on May 30, 2015 in the Company's common stock, the Standard & Poor's 500 Stock Index and the NASDAQ Composite Total Return, with dividends reinvested.

	2015	2016	2017	2018	2019	2020
Herman Miller, Inc.	$100	$116	$123	$126	$139	$93
S&P 500 Index	$100	$100	$116	$130	$131	$144
NASDAQ Composite Total Return	$100	$99	$127	$154	$154	$198

Information required by this item is also contained in Item 12 of this report.

17 2020 Annual Report

Item 6 Selected Financial Data

(In millions, except key ratios and per share data)	2020	2019	2018	2017	2016
Operating Results
Net sales	$2,486.6	$2,567.2	$2,381.2	$2,278.2	$2,264.9
Gross margin	910.7	929.9	873.0	864.2	874.2
Selling, general, and administrative (1)	669.7	649.5	621.0	592.9	585.6
Impairment charges	205.4	—	—	7.1	—
Design and research	74.0	76.9	73.1	73.1	77.1
Operating (loss) earnings	(38.4)	203.5	178.9	191.1	211.5
(Loss) earnings before income taxes and equity income	(13.4)	195.1	168.1	177.6	196.6
Net (loss) earnings	(14.4)	160.5	128.7	124.1	137.5
Net cash provided by operating activities	221.8	216.4	166.5	202.1	210.4
Net cash used in investing activities	(168.1)	(165.0)	(62.7)	(116.3)	(80.8)
Net cash provided by (used in) financing activities	244.0	(91.9)	2.5	(74.6)	(106.5)
Depreciation and amortization	79.5	72.1	66.9	58.9	53.0
Capital expenditures	69.0	85.8	70.6	87.3	85.1
Common stock repurchased plus cash dividends paid	63.0	93.5	88.9	63.1	49.0

Key Ratios
Sales (decline) growth	(3.1)%	7.8%	4.5%	0.6%	5.7%
Gross margin (2)	36.6	36.2	36.7	37.9	38.6
Selling, general, and administrative (1) (2)	26.9	25.3	26.1	26.0	25.9
Design and research (2)	3.0	3.0	3.1	3.2	3.4
Operating (loss) earnings (2)	(1.5)	7.9	7.5	8.4	9.3
Net earnings growth (decline)	(109.0)	24.7	3.7	(9.7)	40.2
After-tax return on net sales (3)	(0.6)	6.3	5.4	5.4	6.1
After-tax return on average assets (4)	(0.8)	10.5	9.2	9.8	11.3
After-tax return on average equity (5)	(2.1)	23.2	20.6	22.3	29.1

Share and Per Share Data
(Loss) earnings per share-diluted	$(0.15)	$2.70	$2.12	$2.05	$2.26
Cash dividends declared per share	0.63	0.79	0.72	0.68	0.59
Book value per share at year end (6)	10.94	12.23	11.22	9.84	8.76
Market price per share at year end	23.02	35.49	32.85	32.70	31.64
Weighted average shares outstanding-diluted	58.9	59.4	60.3	60.6	60.5

Financial Condition
Total assets	$2,053.9	$1,569.3	$1,479.5	$1,306.3	$1,235.2
Working capital (7)	403.8	215.2	231.6	106.2	90.5
Current ratio (8)	1.8	1.5	1.6	1.3	1.2
Interest-bearing debt and related swap agreements (9)	558.8	282.8	265.1	197.8	221.9
Stockholders' equity	643.0	719.2	664.8	587.7	524.7
Total capital (10)	1,201.8	1,002.0	929.9	785.5	746.6
(1) Selling, general, and administrative expenses include restructuring expenses in years that are applicable.
(2) Shown as a percent of net sales.
(3) Calculated as net earnings divided by net sales.
(4) Calculated as net earnings divided by average assets.
(5) Calculated as net earnings divided by average equity.
(6) Calculated as total stockholders' equity divided by common shares of stock outstanding.
(7) Calculated using current assets less current liabilities.
(8) Calculated using current assets divided by current liabilities.
(9) Amounts shown include the fair market value of the Company’s interest rate swap arrangement(s).
(10) Calculated as interest-bearing debt and related swap agreements plus stockholders' equity.

Herman Miller, Inc. and Subsidiaries 18

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

Herman Miller's products are sold internationally through wholly-owned subsidiaries or branches in various countries including the United Kingdom, Denmark, Canada, Japan, Korea, Mexico, Australia, Singapore, China, Hong Kong, India and Brazil. The Company's products are offered elsewhere in the world primarily through independent dealerships or joint ventures with customers in over 100 countries.

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

A key element of the Company's growth strategy is to scale the Retail business through the Company's Design Within Reach (DWR), HAY and Herman Miller retail operations. The Retail business provides a channel to bring Herman Miller's iconic and design-centric products to retail customers, along with other proprietary and third-party products, with a focus on design. The Company continues to transform its Retail business through the DWR retail studio footprint, which will be complemented by a continued focus on improving margins through the development of exclusive product designs and leveraging additional sales in DWR's contract, catalog and digital channels, as well as the HAY brand, which was launched in North America in fiscal 2019.

The Company is comprised of various operating segments as defined by generally accepted accounting principles in the United States (U.S. GAAP). The operating segments are determined on the basis of how the Company internally reports and evaluates financial information used to make operating decisions. The Company has identified the following segments:

•
North America Contract — Includes the operations associated with the design, manufacture, and sale of furniture and textile products for work-related settings, including office, education and healthcare environments, throughout the United States and Canada. The business associated with the Company's owned

19 2020 Annual Report

contract furniture dealers is also included in the North America Contract segment. In addition to the Herman Miller brand, this segment includes the operations associated with the design, manufacture and sale of high-craft furniture products and textiles, including Geiger wood products, Maharam textiles, Nemschoff, naughtone, and Herman Miller Collection products.

•	International Contract — Includes the operations associated with the design, manufacture and sale of furniture products, primarily for work-related settings in EMEA, Latin America and Asia-Pacific.

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

Core Strengths
The Company relies on the following core strengths in delivering solutions to customers:

•
Portfolio of Leading Brands and Products - Herman Miller is a globally-recognized, authentic brand known for working with some of the most well-known and respected designers in the world. Over the years, it has evolved into Herman Miller Group, a family of brands that collectively offers a variety of products for environments where people live, learn, work, heal and play. Within the industries in which the Company operates, Herman Miller, DWR, Geiger, Maharam, POSH, Nemschoff, Colebrook Bosson Saunders ("CBS"), HAY, Maars Living Walls and naughtone are acknowledged as leading brands that inspire architects and designers to create their best design solutions. This portfolio has enabled Herman Miller to connect with new audiences, channels, geographies and product categories. Leveraging the collective brand equity of the Herman Miller Group across the lines of business is an important element of the Company's business strategy.

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

Herman Miller, Inc. and Subsidiaries 20

Channels of Distribution
The Company's products and services are offered to most of its customers under standard trade credit terms between 30 and 45 days. For all the items below, revenue is recognized when control transfers to the customer. The Company's products and services are sold through the following distribution channels:

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

•
Direct Contract Sales - The Company also sells products and services directly to end customers without an intermediary (e.g., sales to the U.S. federal government). In most of these instances, the Company contracts separately with a dealer or third-party installation company to provide sales-related services.

•
Retail Studios - At the end of fiscal 2020 the Retail business unit included 39 retail studios (including 35 operating under the DWR brand, 3 under the HAY brand, and a Herman Miller Flagship store in New York). This business also operates 5 outlet studios. The retail and outlet studios are located in metropolitan areas throughout North America.

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

•	Wholesale - Certain of the Company's products are sold on a wholesale basis to third-party retailers located in various markets around the world.

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

21 2020 Annual Report

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

Unlock the Power of One Herman Miller
Coming together as a family of complementary brands will help achieve our goals of more actively moving into the consumer marketplace, growing globally and making it easier to do business with us. We strive to become more agile, invest in responsive innovation, simplify our go-to-market strategy and continue to lead in product innovation across all our businesses globally.

Build a Customer-centric, Digitally-enabled Business Model
Building a customer centric and digitally enabled business model is at the forefront of our goal to become easier to do business with us. We will leverage our deep understanding of customer journeys to deliver inspired products and a frictionless customer experience. Along with strengthening the core technology backbone, we will also drive step-change in data, analytics, marketing and brand capabilities.

Accelerate Profitable Growth
There are identified opportunities for growth ahead in each of our business segments. We believe we are the only company in our industry with access to meaningful contract and residential growth opportunities on a global scale. At the same time, with our ongoing focus on operational excellence and specific profit improvement initiatives, we are focused on continuous improvement of our cost structure.

Reinforce Our Commitment to Our People, Planet, Communities
With a legacy of corporate social responsibility that is deeply ingrained in our culture, we will reinforce our commitment to our people, planet and communities in a more integrated and deliberate way than ever before. We will focus on building, developing and retaining world-class talent, shaping an inclusive and diverse workforce and elevating our Better World commitment. Doing so will enable us to create value for our shareholders, customers and employees, as well as for the broader communities and environment in which we operate.

The Company believes its strategy continues to respond well to current and future realities in its markets. The Company's strategic priorities are aimed at creating a sustainable and diverse revenue model that puts the customer at the center of everything we do and leverages enabling digital capabilities to fully realize that vision.

Herman Miller, Inc. and Subsidiaries 22

Business Overview
The following is a summary of the significant events and items impacting the Company's operations for the year ended May 30, 2020:

•
Net sales were $2,486.6 million, representing a decrease of 3.1% when compared to the prior year. The decrease in net sales was driven primarily by decreased sales volumes in the fourth quarter of fiscal 2020 due to the outbreak of COVID-19 and related facility shut-downs, offset by the acquisitions of HAY and naughtone and incremental list price increases, net of contract price discounting. On an organic basis, net sales were $2,398.7 million(*), representing a decrease of 6.6% when compared to the prior year.

•
Gross margin was 36.6% as compared to 36.2% in the prior year. The increase in gross margin was driven primarily by list price increases and profitability improvement efforts, partially offset by reduced leverage of fixed overhead expenses across all segments due to the onset of COVID-19 during the fourth quarter of fiscal 2020 and higher net freight expenses within the Retail segment.

•
Operating expenses increased by $222.7 million or 30.7% as compared to the prior year. Operating expenses included non-cash charges of $205 million in the current year for the impairment of goodwill, intangible assets and right of use assets related to Design Within Reach, Maharam, HAY and naughtone. These charges were determined based on the Company's annual impairment review process and indicators of impairment arising from the impact of COVID-19 on financial results. Refer below to "Critical Accounting Policies and Estimates" for additional information. Operating expenses also included special charges totaling $12.3 million and restructuring costs of $26.4 million. Special charges related mainly to certain costs arising as a direct result of COVID-19 and initial purchase accounting effects of the Company's investments in HAY and naughtone. Restructuring costs related mainly to severance and outplacement benefits associated with workforce reductions and profit improvement initiatives implemented during the year.

•
Other income in the current year reflected a pre-tax gain of $36.2 million related to the purchase accounting treatment of initial equity-method investments in naughtone and HAY. The Company became the majority owner of both naughtone and HAY in the current year and as a result was required to record certain fair value adjustments which resulted in a non-taxable gain.

•
The effective tax rate was negative 44.9% for fiscal 2020 compared to 20.3% for the prior year. Excluding the impact of adjustments related to impairment, restructuring and other special charges recorded during the year, a portion of which were not deductible for tax purposes, the effective tax rate for the year was 19.9%. This rate reflected both provision to return adjustments and the accrual of withholding taxes related to planned repatriation of cash from certain foreign jurisdictions.

•
Diluted (loss) earnings per share decreased $2.85 to $(0.15), a 105.6% decrease as compared to the prior year. Excluding the impact of the gain on consolidation of equity method investments, impairment charges, restructuring expenses and other special charges, adjusted diluted earnings per share were $2.61(*), a 12.1% decrease as compared to the prior year.

•
The Company declared cash dividends of $0.63 per share compared to $0.79 per share in the prior year. In the fourth quarter of the current fiscal year, the Company's Board of Directors temporarily suspended all future dividends in response to the economic uncertainty brought on by the onset of COVID-19.

•
The Company made strategic investments in the form of acquisitions during the fiscal year. These included $46 million to acquire the remaining outstanding shares of naughtone, and $79 million to acquire an additional 34% ownership stake in HAY.

•
In March 2020, the Company borrowed an additional $265 million under its syndicated revolving line of credit as a precautionary measure to provide additional near-term liquidity given the uncertainty related to COVID-19,

23 2020 Annual Report

which was subsequently repaid in June 2020. On May 20, 2020, the Company issued unsecured senior private placement debt securities in the amount of $50.0 million.

The following summary includes the Company's view on the economic environment in which it operates:

•
The North American macro-economic picture was generally positive through the first three quarters of the fiscal year with positive job growth, corporate profitability and architectural billing activity.

•
The disruption from the COVID-19 pandemic adversely impacted the fourth quarter of our fiscal year as Gross Domestic Product forecasts and industry order trends, as reported by the Business and Institutional Furniture Manufacturers Association ("BIFMA"), have highlighted near-term demand pressures from the slowdown in economic activity from the pandemic.

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

•
The Company continues to navigate the impact of global tariffs. The Company believes, based upon existing circumstances, that pricing, strategic sourcing actions and profit optimization initiatives have fully offset the current level of tariffs imposed on imports from China.

•
The Company's Retail segment supports the home environment, including home offices, which is a category of particular emphasis by consumers in the near-term. The Company also continues to optimize its business model related to shipping with increasing customer expectations that the products they buy should come with free or discounted shipping. In response, the Company is continuing to evaluate a variety of strategies, including negotiating lower costs from third party freight providers, implementing actions aimed at improving the efficiency of its logistics processes and more closely reflecting the cost of delivery into the base price of its products.

The remaining sections of Item 7 include additional analysis of the fiscal year ended May 30, 2020, including discussion of significant variances compared to the prior year period. A detailed review of our fiscal 2019 performance compared to our fiscal 2018 performance is set forth in Part II, Item 7 of our Form 10-K for the fiscal year ended June 1, 2019.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

COVID-19 Update
The outbreak of COVID-19 adversely impacted our financial performance for fiscal 2020 and will have an adverse impact in fiscal 2021. This outbreak has impacted our supply base as well as resulted in temporary facility closures in locations throughout the globe beginning in February and continuing into the fourth quarter. The extent of the geographic spread and duration of this virus, the impact on our supply chain, demand for our products, and related financial impact cannot be estimated at this time with any degree of certainty.

Employee Safety and Health
The Company has instituted a number of safety measures to contain the spread of COVID-19, including domestic and international travel restrictions, work-from-home practices, extensive cleaning protocols, additional safety measures including temperature checks and face coverings, measures to promote physical (social) distancing in the workplace, and the temporary closure to the public of our showrooms and retail studios.

Herman Miller, Inc. and Subsidiaries 24

Customer Focus
The Company's customer service, sales, supplier and dealer teams are working closely with customers to meet current demand. Sales teams are meeting with customers remotely via video calls, online chat functionality, and virtual reality to continue the design and specification process that would normally take place in a showroom. Customer service representatives are working remotely to stay connected to customers regarding order status and projected delivery dates. The Company recently opened some showroom and retail locations around the globe to the public. Customers can also make private appointments to shop in person or shop online with the Company's team virtually.

Manufacturing and Operations
As a global manufacturer, the Company responded to various shelter-in-place and similar government orders in locations around the world in which it operates.

In Michigan, Governor Gretchen Whitmer’s “Stay Home, Stay Safe” executive order required all non-essential businesses to close during the three week period that ended April 13, 2020. However, as the Company serves the health care industry and the federal government, among other critical sectors, the Company continued to help support customers actively engaged in the COVID-19 response. In an effort to support the thousands of medical workers on the front lines of the battle against COVID-19, this work also included transforming a portion of its manufacturing footprint to fulfill the immediate need for medical related products and personal protective equipment. The Company continues to produce masks and face shields for its own employees and continues to donate to community members and nonprofits in need of personal protection equipment. This work is being completed at many of the Company's U.S. manufacturing locations.

Internationally, the status of the Company’s manufacturing and warehouse facilities vary based on government orders. While certain facilities were temporarily closed during a portion of the year, the majority of the Company’s manufacturing and warehouse locations are operating at full capacity, with some locations operating at reduced capacity with flexible hours and shifts to ensure employee safety.

The Company continues to monitor similar executive orders to understand the potential impact on its operations in other areas.

Retail Operations
DWR and HAY retail studios and stores across the US are currently open to the public in various capacities with safety precautions in place. The Company’s distribution center in Batavia, Ohio has continued without disruption. Freight carriers are delivering to every market domestically but changing policies and procedures daily that may affect distribution. In some markets the Company is unable to offer white glove delivery currently, but can coordinate with customers to deliver product to their door. Its e-commerce platforms are fully operational.

Cost Reductions
The Company has implemented a range of actions aimed at temporarily reducing costs and preserving liquidity. These actions include reducing our salaried workforce by approximately 400 through voluntary and involuntary workforce reductions, a 10% reduction in cash compensation for the majority of the Company's salaried workforce and an additional 15% salary deferral of the Company's executive leadership team. Additionally the Company has temporarily suspended the quarterly dividend payout and certain employer-paid retirement contributions, compensation increases and cash incentive bonus programs. The Company will continue to evaluate further ways to manage costs in line with reduced revenue levels.

Reconciliation of Non-GAAP Financial Measures
This report contains references to Organic net sales and Adjusted earnings per share - diluted, which are non-GAAP financial measures. Organic Growth (Decline) represents the change in Net sales, excluding currency translation effects and the impact of acquisitions. Adjusted Earnings per Share represents reported diluted earnings per share excluding the impact from adjustments related to the adoption of the U.S. Tax Cuts and Jobs Act, purchase accounting adjustments related to the HAY and naughtone investments, impairment charges, restructuring expenses and other

Herman Miller, Inc. and Subsidiaries 25

special charges or gains, including related taxes. Restructuring expenses include actions involving facilities consolidation and optimization, targeted workforce reductions and costs associated with an early retirement program. Special charges include costs related to CEO transition, third party consulting costs related to the Company's profit enhancement initiatives, acquisition-related costs and certain costs arising as a direct result of COVID-19.

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

The following table reconciles Net sales to Organic net sales for the periods ended as indicated below:

	May 30, 2020				June 1, 2019
	North America	International	Retail	Total	North America	International	Retail	Total
Net Sales, as reported	$1,598.2	$502.8	$385.6	$2,486.6	$1,686.5	$492.2	$388.5	$2,567.2
% change from PY	(5.2)%	2.2%	(0.7)%	(3.1)%

Proforma Adjustments
Acquisitions	(11.8)	(83.8)	—	(95.6)	—	—	—	—
Currency Translation Effects (1)	0.7	7.0	—	7.7	—	—	—	—
Organic net sales	$1,587.1	$426.0	$385.6	$2,398.7	$1,686.5	$492.2	$388.5	$2,567.2
% change from PY	(5.9)%	(13.4)%	(0.7)%	(6.6)%
(1) Currency translation effects represent the estimated net impact of translating current period sales using the average exchange rates applicable to the comparable prior year period

The following table reconciles EPS to Adjusted EPS for the years indicated:

	May 30, 2020	June 1, 2019
(Loss) Earnings per Share - Diluted	$(0.15)	$2.70

Less: Adjustments Related to Adoption of U.S. Tax Cuts and Jobs Act	—	(0.02)
Less: Investment fair value adjustments, after tax	—	(0.03)
Add: Inventory step up on HAY equity method investment, after tax	—	0.01
Less: Gain on consolidation of equity method investments	(0.63)	—
Add: Special charges, after tax	0.15	0.18
Add: Impairment charges, after tax	2.90	—
Add: Restructuring expenses, after tax	0.34	0.13
Adjusted Earnings per Share - Diluted	$2.61	$2.97

Weighted Average Shares Outstanding (used for Calculating Adjusted Earnings per Share) – Diluted	58,920,653	59,381,791
Note: The adjustments above are net of tax. For the twelve months ended May 30, 2020 and June 1, 2019, the tax impact of the adjustments were $0.62 and $0.10, respectively.

Herman Miller, Inc. and Subsidiaries 26

Financial Results
The following is a comparison of our annual results of operations and year-over-year percentage changes for the periods indicated:

(Dollars in millions)	Fiscal 2020	Fiscal 2019	% Change
Net sales	$2,486.6	$2,567.2	(3.1)%
Cost of sales	1,575.9	1,637.3	(3.8)%
Gross margin	910.7	929.9	(2.1)%
Operating expenses	949.1	726.4	30.7%
Operating (loss) earnings	(38.4)	203.5	(118.9)%
Gain on consolidation of equity method investments	36.2	—	n/a
Other expenses, net	11.2	8.4	33.3%
(Loss) earnings before income taxes and equity income	(13.4)	195.1	(106.9)%
Income tax expense	6.0	39.6	(84.8)%
Equity income from nonconsolidated affiliates, net of tax	5.0	5.0	—%
Net (loss) earnings	(14.4)	160.5	(109.0)%
Net loss attributable to redeemable noncontrolling interests	(5.3)	—	n/a
Net (loss) earnings attributable to Herman Miller, Inc.	$(9.1)	$160.5	(105.7)%

The following table presents, for the periods indicated, the components of the Company's Consolidated Statements of Comprehensive Income as a percentage of net sales:

	Fiscal 2020	Fiscal 2019
Net sales	100.0%	100.0%
Cost of sales	63.4	63.8
Gross margin	36.6	36.2
Operating expenses	38.2	28.3
Operating (loss) earnings	(1.5)	7.9
Gain on consolidation of equity method investments	1.5	—
Other expenses, net	0.5	0.3
(Loss) earnings before income taxes and equity income	(0.5)	7.6
Income tax expense	0.2	1.5
Equity income from nonconsolidated affiliates, net of tax	0.2	0.2
Net (loss) earnings	(0.6)	6.3
Net loss attributable to redeemable noncontrolling interests	(0.2)	—
Net (loss) earnings attributable to Herman Miller, Inc.	(0.4)	6.3

27 2020 Annual Report

Net Sales
The following chart presents graphically the primary drivers of the year-over-year change in Net sales. The amounts presented in the bar graph are expressed in millions and have been rounded.
Net sales decreased $80.6 million or 3.1% compared to the prior year fiscal period. The following items contributed to the change:

•	Increase of approximately $96 million due to the acquisitions of HAY and naughtone.

•	Incremental list price increases, net of contract price discounting, of approximately $45 million.

•
Decreased sales volumes within the North America segment of approximately $141 million and decreased sales volumes within the International segment of approximately $72 million, both primarily due to the outbreak of COVID-19 and related facility shut-downs.

•	Foreign currency translation had a negative impact on net sales of approximately $8 million.

Gross Margin
Gross margin was 36.6% for fiscal 2020 as compared to 36.2% for fiscal 2019. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:

•	Incremental list price increases, net of contract price discounting, increased gross margin by approximately 120 basis points.

•	Ongoing profitability improvement efforts increased gross margin by approximately 70 basis points.

•	Reduced production leverage due to lower manufacturing volume resulting from COVID-19-related facility shut-downs decreased gross margin by approximately 80 basis points.

•	Higher net freight expenses within the Retail segment decreased gross margin by approximately 50 basis points.

•
Special charges related to the initial purchase accounting of HAY and naughtone combined with unfavorable product mix associated with the business acquisitions decreased gross margin by approximately 20 basis points.

Herman Miller, Inc. and Subsidiaries 28

Operating Expenses
The following chart presents graphically the primary drivers of the year-over-year change in Operating expenses. The amounts presented in the bar graph are expressed in millions and have been rounded.

Operating expenses increased by $222.7 million or 30.7% compared to the prior year fiscal period. The following factors contributed to the change:

•	Non-cash charges of $205 million in the current year for the impairment of goodwill, intangible assets and right of use assets related to Design Within Reach, Maharam, HAY and naughtone.

•	The acquisition of HAY and naughtone increased Operating expenses by approximately $27 million.

•
Restructuring expenses increased by approximately $16 million, primarily related to voluntary and involuntary reductions in the Company's North American and International workforces, partially offset by lower special charges.

•	Lower marketing and selling expenses primarily within the North America Contract segment of approximately $16 million.

•	Lower design and research expenses of approximately $3 million.

Other Income/Expense
Other income/expense in the current year reflected a pre-tax gain of $36.2 million related to the purchase accounting treatment of initial equity-method investments in naughtone and HAY. The Company became the majority owner of both naughtone and HAY in the current year and as a result was required to record certain fair value adjustments which resulted in a non-taxable gain.

Net other expenses for fiscal 2020 of $11.2 million increased compared to fiscal 2019 primarily as a result of a $2.1 million fair value adjustment gain in fiscal 2019.

Income Taxes
See Note 11 of the Consolidated Financial Statements for additional information.

29 2020 Annual Report

Operating Segments Results
The business is comprised of various operating segments as defined by generally accepted accounting principles in the United States. These operating segments are determined on the basis of how the Company internally reports and evaluates financial information used to make operating decisions. The segments identified by the Company include North America Contract, International Contract, Retail and Corporate. For descriptions of each segment, refer to Note 14 of the Consolidated Financial Statements.

The charts below present the relative mix of Net sales and Operating earnings across each of the Company's segments. This is followed by a discussion of the Company's results, by segment.

Herman Miller, Inc. and Subsidiaries 30

North America Contract ("North America")

(Dollars in millions)	Fiscal 2020	Fiscal 2019	Change
Net sales	$1,598.2	$1,686.5	$(88.3)
Gross margin	580.6	592.3	(11.7)
Gross margin %	36.3%	35.1%	1.2%
Operating earnings	130.9	189.7	(58.8)
Operating earnings %	8.2%	11.2%	(3.0)%

Net sales decreased 5.2%, or 5.9%(*) on an organic basis, over the prior year due to:

•	Decreased sales volumes within the North America segment of approximately $141 million, primarily due to the outbreak of COVID-19 and related facility shut-downs; offset by

•	Incremental list price increases, net of contract price discounting, of approximately $43 million; and

•	Approximately $12 million due to the acquisition and partial-year consolidation of naughtone.

Operating earnings decreased $58.8 million, or 31.0%, over the prior year due to:

•
Decreased gross margin of $11.7 million due to decreased sales volumes, partially offset by an increase in gross margin percentage of 120 basis points. The increase in gross margin percentage was due primarily to incremental list price increases, net of contract price discounting, partially offset by lower volume leverage due to the outbreak of COVID-19 described above; and

•
Increased operating expenses of $47.1 million driven primarily by non-cash charges of $43.2 million in the current year for the impairment of goodwill and intangible assets related to Maharam, greater restructuring expenses in the current year of $11.0 million related to severance and outplacement benefits associated with workforce reductions implemented during the year, and greater special charges in the current year of $6.9 million related primarily to costs arising as a direct result of COVID-19. These increases were partially offset by lower marketing and selling expenses of approximately $16 million from the comparative period.

International Contract ("International")

(Dollars in millions)	Fiscal 2020	Fiscal 2019	Change
Net sales	$502.8	$492.2	$10.6
Gross margin	168.5	166.9	1.6
Gross margin %	33.5%	33.9%	(0.4)%
Operating earnings	18.2	57.8	(39.6)
Operating earnings %	3.6%	11.7%	(8.1)%

Net sales increased 2.2%, or 13.4%(*) on an organic basis, over the prior year due to:

•	Approximately $84 million due to the acquisition and partial-year consolidation of HAY and naughtone; offset by

•	Decreased sales volumes within the International segment of approximately $72 million, primarily due to the outbreak of COVID-19 and related facility shut-downs; and

•	The impact of foreign currency translation which decreased sales by approximately $7 million.

Operating earnings decreased $39.6 million, or 68.5%, compared to the prior year due to:

•
Increased operating expenses of $41.2 million driven primarily by non-cash charges of $23.2 million in the current year for the impairment of intangible assets related to HAY and naughtone and increased expenses of $21.6 million due to the acquisition and partial-year consolidation of HAY and naughtone; offset by

•	Increased gross margin of $1.6 million due mainly to the acquisition of HAY and naughtone offset by the decreased sales volumes due to COVID-19 as described above.

31 2020 Annual Report

Retail

(Dollars in millions)	Fiscal 2020	Fiscal 2019	Change
Net sales	$385.6	$388.5	$(2.9)
Gross margin	161.6	170.7	(9.1)
Gross margin %	41.9%	43.9%	(2.0)%
Operating earnings	(148.3)	5.3	(153.6)
Operating earnings %	(38.5)%	1.4%	(39.9)%

Net sales decreased 0.7%, both on an as reported and organic(*) basis, over the prior year due primarily to lower freight revenue in the current year.

Operating earnings decreased $153.6 million over the prior year due to:

•
Increased operating expenses of $144.5 million driven primarily by non-cash charges of $139.0 million in the current year for the impairment of goodwill, intangible assets and right of use assets related to DWR; and

•	Decreased gross margin of $9.1 million and decreased gross margin percentage of 200 basis points due primarily to higher net freight and distribution expenses.

Corporate
Corporate unallocated expenses totaled $39.2 million for fiscal 2020, a decrease of $10.1 million from fiscal 2019. The decrease was driven primarily by lower special charges related to third-party consulting costs for the Company's profit optimization initiatives, as well as transition costs incurred in the prior year related to the retirement of the Company's previous CEO.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

Liquidity and Capital Resources
The table below summarizes the net change in cash and cash equivalents for the fiscal years indicated.

	Fiscal Year Ended
(In millions)	2020	2019
Cash provided by (used in):
Operating activities	$221.8	$216.4
Investing activities	$(168.1)	$(165.0)
Financing activities	$244.0	$(91.9)
Effect of exchange rate changes	$(2.9)	$(4.2)
Net change in cash and cash equivalents	$294.8	$(44.7)

Cash Flow — Operating Activities
Cash provided by operating activities in fiscal 2020 was comparable to the prior year and included non-cash impacts of impairment charges, restructuring expense and the gain on the consolidation of equity method investments.

Cash Flow — Investing Activities
Cash used in investing activities in fiscal 2020 totaled $168.1 million compared to $165.0 million in the prior year. The increase in cash outflow in the current year, compared to the prior year, was primarily due to:

•
Current year cash outflows of $111.2 million for the additional investments in naughtone and HAY compared to prior year cash outflows of $73.6 million for equity investments in HAY and Maars, and $4.8 million for the purchase of the HAY licensing agreement; offset by

•	A decrease in capital expenditures of $16.8 million due to reduced spending as a result of COVID-19.

Herman Miller, Inc. and Subsidiaries 32

At the end of the fiscal 2020, there were outstanding commitments for capital purchases of $39.8 million. The Company plans to fund these commitments with cash on hand and/or cash generated from operations. The Company expects capital spending in fiscal 2021 to be between $50 million and $60 million, which will be primarily related to investments in the Company's facilities and equipment.

Cash Flow — Financing Activities
Cash provided by financing activities was $244.0 million in fiscal 2020 as compared to cash used in financing activities of $91.9 million in fiscal 2019. The items below represent the major factors driving the year-over-year increase in cash flow provided by financing activities:

•
During the fourth quarter of fiscal 2020 the Company borrowed an additional $50.0 million under its existing Private Shelf Agreement and received proceeds from a draw-down on its syndicated credit facility of $265.0 million;

•	Lower dividends paid of $36.4 million in the current year compared to $45.6 million in the prior year due to the deferral of the third quarter fiscal 2020 dividend payment; and

•	Lower common stock repurchased of $26.6 million in the current year compared to $47.9 million in the prior year; offset by

•
The purchase of the remaining Herman Miller Consumer Holdings, Inc. redeemable noncontrolling interests in the current year for $20.3 million as described in Note 12 of the Consolidated Financial Statements, compared to purchases of $10.1 million in the prior year.

Sources of Liquidity
In addition to steps taken to protect its workforce and manage business operations, the Company has taken actions to safeguard its capital position in the current environment. The Company is closely managing spending levels, capital investments, and working capital, and has temporarily suspended share repurchase activity as part of managing cash flows. In addition, the Company's Board of Directors has temporarily suspended all future dividends. For more information on current cost reductions, refer to the COVID-19 Update section within Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

At the end of fiscal 2020, the Company had a well-positioned balance sheet and liquidity profile. In addition to cash flows from operating activities, the Company has access to liquidity through credit facilities, cash and cash equivalents and short-term investments. These sources have been summarized below. For additional information, refer to Note 6 to the Consolidated Financial Statements.

(In millions)	May 30, 2020	June 1, 2019
Cash and cash equivalents	$454.0	$159.2
Marketable securities	$7.0	$8.8
Availability under revolving lines of credit	$0.6	$165.0
Of the cash and cash equivalents noted above at the end of fiscal 2020, the Company had $106.8 million of cash and cash equivalents held outside the United States. In addition, the Company had marketable securities of $7.0 million held by one of its international wholly-owned subsidiaries.

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

As of May 30, 2020, the total debt outstanding related to borrowings under the syndicated revolving line of credit was $490.0 million with available borrowings against this facility of $0.6 million. Subsequent to the end of the fiscal 2020, the Company repaid borrowings of $265 million under the syndicated revolving line of credit.

33 2020 Annual Report

The subsidiary holding the Company's marketable securities is taxed as a United States taxpayer at the Company's election. Consequently, for tax purposes, all United States tax impacts for this subsidiary have been recorded. The Company intends to repatriate $29 million in cash held in certain foreign jurisdictions and as such has recorded a deferred tax liability related to foreign withholding taxes on these future dividends received in the U.S. from foreign subsidiaries of $1.8 million. A significant portion of this cash was previously taxed under the U.S. Tax Cut and Jobs Act (TCJA) one-time U.S. tax liability on undistributed foreign earnings. The Company intends to remain indefinitely reinvested in the remaining undistributed earnings outside the U.S.

The Company believes that its financial resources will allow it to manage the impact of COVID-19 on the Company's business operations for the foreseeable future which could include materially reduced revenue and profits for the Company. The Company will continue to evaluate its financial position in light of future developments, particularly those relating to COVID-19.

Contingencies
The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's Consolidated Financial Statements. Refer to Note 13 of the Consolidated Financial Statements for more information relating to contingencies.

Basis of Presentation
The Company's fiscal year ends on the Saturday closest to May 31. The fiscal years ended May 30, 2020, June 1, 2019 and June 2, 2018 contained 52 weeks.

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

	Payments due by fiscal year
(In millions)	Total	2021	2022-2023	2024-2025	Thereafter
Short-term borrowings and long-term debt (1)	$591.4	$51.4	$—	$490.0	$50.0
Estimated interest on debt obligations (1)	75.4	9.1	16.7	16.7	32.9
Operating leases (2)	270.4	48.5	85.0	65.0	71.9
Purchase obligations (3)	79.8	77.2	2.6	—	—
Pension and other post employment benefit plans funding (4)	5.4	4.9	0.1	0.1	0.3
Stockholder dividends (5)	12.3	12.3	—	—	—
Other (6)	11.7	3.1	2.0	1.6	5.0
Total	$1,046.4	$206.5	$106.4	$573.4	$160.1
(1) Includes the current portion of long-term debt. Contractual cash payments on long-term debt obligations are disclosed herein based on the maturity date of the underlying debt. Estimated future interest payments on our outstanding interest-bearing debt obligations are based on interest rates as of May 30, 2020. Actual cash outflows may differ significantly due to changes in interest rates.
(2) Lease payments exclude $30.6 million of legally binding minimum lease payments for leases signed but not yet commenced, primarily related to a new Chicago showroom expected to open in fiscal 2021.
(3) Purchase obligations consist of non-cancelable purchase orders and commitments for goods, services, and capital assets.
(4) Pension plan funding commitments are known for a 12-month period for those plans that are funded; unfunded pension and post-retirement plan funding amounts are equal to the estimated benefit payments. As of May 30, 2020, the total projected benefit obligation for our domestic and international employee pension benefit plans was $127.5 million.
(5) Represents the dividend payable as of May 30, 2020. Future dividend payments are not considered contractual obligations until declared.
(6) Other contractual obligations primarily represent long-term commitments related to deferred and supplemental employee compensation benefits, and other post-employment benefits.

Herman Miller, Inc. and Subsidiaries 34

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

Business Combinations
We allocate the fair value of purchase consideration to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is allocated to goodwill. The allocation of the purchase consideration requires management to make significant estimates and assumptions, especially with respect to intangible assets. These estimates are reviewed with our advisors and can include, but are not limited to, future expected cash flows related to acquired customer relationships, trademarks and know-how/designs and require estimation of discount rates and royalty rates. Our estimates of fair value are based upon reasonable assumptions but which are inherently uncertain and unpredictable, and as a result, actual results may differ from these estimates. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. During 2020, management considered the acquisition of HAY a material acquisition. There were no other material acquisitions. See Note 3 to the Consolidated Financial Statements for more information.

Goodwill and Indefinite-lived Intangibles
We perform our annual impairment assessment for goodwill and other indefinite-lived intangible assets as of March 31 or more frequently if events or changes in circumstances indicate an impairment maybe possible. We may consider qualitative factors to assess if it is more likely than not that the fair value for goodwill or indefinite-lived intangible assets is below the carrying amount. We may also elect to bypass the qualitative assessment and perform a quantitative assessment.

In connection with the preparation of fiscal 2020 annual impairment assessment, we identified indicators of goodwill impairment for our Retail and Maharam reporting units and tradenames. A reporting unit is defined as an operating segment or one level below an operating segment. We elected to bypass the qualitative assessment for all reporting units and tradenames.

To complete the impairment assessment the Company makes estimates about fair value by using the income approach. The income approach is based on projected discounted cash flows using a market participant discount rate. We corroborate this fair value through a market capitalization reconciliation to determine if the implied control premium is reasonable based on qualitative considerations, such as recent market transactions.

The Company believes its assumptions for assessing the impairment of its long-lived assets, goodwill and indefinite-lived trade names are reasonable, but future changes in the underlying assumptions could occur due to the inherent uncertainty in making such estimates. Additionally, the COVID-19 pandemic has created significant uncertainty in the macroeconomic and business outlook.

35 2020 Annual Report

Further declines in the Company’s operating results due to challenging economic conditions, an unfavorable industry or macroeconomic development or other adverse changes in market conditions could change one of the key assumptions the Company uses to calculate the fair value of its long-lived assets, goodwill and indefinite-lived trade names, which could result in a further decline in fair value and require the Company to record an additional impairment charge in future periods.

Impairment Assessments of Goodwill, Indefinite-lived Intangibles and Long-Lived Assets
During 2020, the Company recognized impairment charges related to goodwill, indefinite-lived intangible assets and long-lived assets. The table below provides information related to the impairments recognized during the fourth quarter of fiscal 2020. These charges are included in "Impairment charges" within the Consolidated Statements of Comprehensive Income.

(In millions)	Impairment Charge
Goodwill	$125.5
Indefinite-lived intangible assets	53.3
Customer relationship intangible assets	7.0
Right of use assets and other long-lived assets	19.6
Total	$205.4

Goodwill
Certain business acquisitions have resulted in the recording of goodwill. At May 30, 2020 and June 1, 2019, we had goodwill of $346.0 million and $303.8 million, respectively.

We perform our annual impairment assessment for goodwill and other indefinite-lived intangible assets as of March 31 or more frequently if events or changes in circumstances indicate that the asset might be impaired. We may consider qualitative factors to assess if it is more likely than not that the fair value for goodwill is below the carrying amount, however, we may also elect to bypass the qualitative assessment and perform a quantitative assessment. Each of the reporting units were reviewed for impairment using a quantitative assessment.

The Company adopted and applied ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" using the prospective method in fiscal 2020. Refer to Note 1 of the Consolidated Financial Statements for further information regarding the adoption of ASU No. 2017-04.

To estimate the fair value of each reporting unit when performing quantitative testing, the Company utilizes a weighting of the income method and the market method. The income method is based on a discounted future cash flow analysis that uses several inputs, including:

•	actual and forecasted revenue growth rates and operating margins, and

•	discount rates based on the reporting unit's weighted average cost of capital.

The Company corroborates the reasonableness of the inputs and outcomes of our discounted cash flow analysis through a market capitalization reconciliation to determine whether the implied control premium is reasonable.

As a result of the 2020 annual goodwill impairment test, the Company recognized a total non-cash charge of $125.5 million in its Retail and Maharam reporting units, which reduced these reporting unit’s goodwill to zero. The goodwill impairment charges were primarily caused by reduced sales and profitability projections, largely attributable to the COVID-19 pandemic and related economic disruption that the Company began to experience in the fourth quarter of fiscal 2020. Additionally, our annual quantitative assessment resulted in the fair values of the North America and International Contract reporting units exceeding their respective carrying values (the "cushion") by the amounts summarized in the table below.

Herman Miller, Inc. and Subsidiaries 36

(In millions)
Reporting Unit	Segment	Carrying Value(1)	Fair Value	Difference	Cushion	Goodwill on Measurement Date	Impairment Charge
North America	North America Contract	$317.7	$951.0	$633.3	199%	$182.6	$—
International	International Contract	359.0	421.5	62.5	17%	167.5	—
Retail	Retail	213.6	122.4	(91.2)	N/A	88.8	88.8
Maharam(2)	North America Contract	86.0	57.9	(28.1)	N/A	36.7	36.7
Total		$976.3	$1,552.8	$576.5		$475.6	$125.5
(1) Carrying value inclusive of impairment charges for long-lived assets and indefinite lived trade names.
(2) As a result of the impairment the Company performed the simultaneous equation to determine the impact on its deferred tax liability, which resulted in a full impairment of the reporting unit's goodwill.

Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit. For example, a 1.0% decrease in estimated annual future cash flows would decrease the estimated fair value of the reporting unit by approximately 1.0%. The estimated long-term growth rate can have a significant impact on the estimated future cash flows, and therefore, the fair value of each reporting unit. Of the other key assumptions that impact the estimated fair values, most reporting units have the greatest sensitivity to changes in the estimated discount rate. In completing the annual goodwill impairment test, the respective fair values were estimated using discount rates ranging from 10.25% to 14.0% and long-term growth rates ranging from 2.5% to 3.0%.

The Company evaluated the sensitivity of changes in projected growth rate, discount rates and long-term growth rates for the reporting units with goodwill remaining as of May 30, 2020. Reducing the International Contract reporting unit's projected revenue rate by 5% in all years, and leaving all other assumptions static, would decrease its cushion to approximately 14%. Additionally if the Company combined a 100 basis point increase in discount rate and a 100 basis point decline in the long-term growth rate, leaving all other assumptions static, it would not result in an impairment charge in either the North America Contract or International reporting units.

If the estimated cash flows related to the Company's International Contract segment were to decline in future periods, the Company may need to record an impairment charge.

Indefinite-lived Intangible Assets
Certain business acquisitions have resulted in the recording of trade names as indefinite-lived intangible assets, which are not amortized. At May 30, 2020 and June 1, 2019, we had trade name assets with a carrying value of $92.8 million and $78.1 million, respectively.

The Company evaluates indefinite-lived trade name intangible assets for impairment annually. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date. During fiscal 2020, the Company adjusted the carrying value of all its tradenames to fair value, and as a result recognized $53.3 million in non-cash impairment charges on its indefinite-lived trade names.

In fiscal 2020, the Company performed only quantitative assessments in testing indefinite-lived intangible assets for impairment. In performing this assessment, we estimate the fair value of these intangible assets using the relief-from-royalty method which requires assumptions related to:

•	actual and forecasted revenue growth rates,

•	assumed royalty rates that could be payable if we did not own the trademark, and

•	a market participant discount rate based on a weighted-average cost of capital.

The assumptions above reflect management’s best estimate; however, actual results could differ from our estimates. If the estimated fair value of the indefinite-lived intangible asset is less than its carrying value, we would recognize an impairment charge.

37 2020 Annual Report

In the tables below, the Company has summarized the carrying values, fair values and the key assumptions used for each of the Company’s indefinite-lived trade names:

(In millions)
Trade name	Segment	Carrying Value	Fair Value	Impairment Charge
Maharam	North America Contract	$23.0	$16.5	$(6.5)
DWR	Retail	55.1	31.5	(23.6)
HAY	International Contract	60.0	39.3	(20.7)
naughtone	International Contract	8.5	6.0	(2.5)
Total		$146.6	$93.3	$(53.3)

In completing our annual indefinite-lived trade name impairment test, the respective fair values were estimated using discount rates ranging from 12.75% to 17.25%, royalty rates ranging from 1.00% to 3.00% and long-term growth rates ranging from 2.5% to 3.0%. The Company’s estimates of the fair value of its indefinite-lived intangible assets are sensitive to changes in the key assumptions above as well as projected financial performance. Therefore, a sensitivity analysis was performed on certain key assumptions.

Keeping all other assumptions constant, a 5% decrease in forecasted revenue growth rates at May 30, 2020 would have the following effects on the fair value of each trade name:

(In millions)
Trade name	Segment	5% Decrease
Maharam	North America Contract	$(0.8)
DWR	Retail	$(1.6)
HAY	International Contract	$(2.0)
naughtone	International Contract	$(0.3)

Keeping all other assumptions constant, a 100 basis point change in the discount rate at May 30, 2020 would have the following effects on the fair value of each trade name:

(In millions)
Trade name	Segment	100 bps Increase	100 bps Decrease
Maharam	North America Contract	$(0.9)	$2.1
DWR	Retail	$(3.0)	$3.7
HAY	International Contract	$(3.9)	$4.1
naughtone	International Contract	$(0.5)	$0.5

Keeping all other assumptions constant, a 25 basis point change in the royalty rate at May 30, 2020 would have the following effects on the fair value of each trade name:

(In millions)
Trade name	Segment	25 bps Increase	25 bps Decrease
Maharam	North America Contract	$2.1	$(2.1)
DWR	Retail	$7.9	$(7.9)
HAY	International Contract	$3.4	$(4.3)
naughtone	International Contract	$0.8	$(0.8)

Keeping all other assumptions constant, a 50 basis point change in the long-term growth rate at May 30, 2020 would have the following effects on the fair value of each trade name(1):

(In millions)
Trade name	Segment	50 bps Increase	50 bps Decrease
Maharam	North America Contract	$0.5	$(0.5)
DWR	Retail	$0.9	$(0.8)
HAY	International Contract	$1.0	$(0.9)
(1) Change in the fair value of the naughtone trade name from sensitizing growth rate was not meaningful.

Herman Miller, Inc. and Subsidiaries 38

If the estimated cash flows related to the Company's indefinite-lived intangibles were to decline in future periods, the Company may need to record an impairment charge.

Long-lived Assets
The Company reviews the carrying value of long–lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. If such indicators are present, the future undiscounted cash flows attributable to the asset group are compared to the carrying value of the asset or asset group. Given the substantial reduction in forecasted revenue growth and cash flows due to the COVID-19 pandemic, the Company determined that a triggering event occurred in the fourth quarter of 2020 and an impairment assessment was warranted for certain asset groups. Accordingly, the Company compared the fair value of the asset groups to the carrying value of the asset groups. Based on this assessment, the Company recorded long-lived asset impairment charges of $26.6 million, primarily related to its right-of-use assets and definite-lived customer relationship intangible assets within the DWR asset group.

The Company believes its assumptions for assessing the impairment of its long-lived assets, goodwill and indefinite-lived trade names are reasonable, but if actual results are not consistent with management's estimates and assumptions, a material impairment charge could occur, which could have a material adverse effect on our consolidated financial statements.

New Accounting Standards
Refer to Note 1 of the Consolidated Financial Statements for information related to new accounting standards.

Forward Looking Statements
This information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates, and projections about the office furniture industry, the economy, and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” "likely,” “plans,” “projects,” and “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. These risks include, without limitation, the success of our growth strategy, our success in initiatives aimed at achieving long-term profit optimization goals, employment and general economic conditions, the pace of economic recovery in the U.S. and in our International markets, the increase in white-collar employment, the willingness of customers to undertake capital expenditures, the types of products purchased by customers, competitive-pricing pressures, the availability and pricing of raw materials, our reliance on a limited number of suppliers, our ability to expand globally given the risks associated with regulatory and legal compliance challenges and accompanying currency fluctuations, changes in future tax legislation or interpretation of current tax legislation, the ability to increase prices to absorb the additional costs of raw materials, changes in global tariff regulations, the financial strength of our dealers and the financial strength of our customers, our ability to locate new studios, negotiate favorable lease terms for new and existing locations and implement our studio portfolio transformation, our ability to attract and retain key executives and other qualified employees, our ability to continue to make product innovations, the success of newly-introduced products, our ability to serve all of our markets, possible acquisitions, divestitures or alliances, our ability to integrate and benefit from acquisitions and investments, the pace and level of government procurement, the outcome of pending litigation or governmental audits or investigations, political risk in the markets we serve, natural disasters, public health crises, disease outbreaks, and other risks identified in our filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what we express or forecast. Furthermore, Herman Miller, Inc. undertakes no obligation to update, amend or clarify forward-looking statements.

39 2020 Annual Report

Item 7A Quantitative and Qualitative Disclosures About Market Risk
The Company manufactures, markets, and sells its products throughout the world and, as a result, is subject to changing economic conditions, which could reduce the demand for its products.

Direct Material Costs
The Company is exposed to risks arising from price changes for certain direct materials and assembly components used in its operations. The largest of such costs incurred by the Company are for steel, plastics, textiles, wood particleboard and aluminum components. The impact from changes in all commodity prices lowered the Company's costs by approximately $4 million during fiscal 2020 compared to the prior year. The impact from changes in commodity prices increased the Company's costs by approximately $16 million during fiscal 2019 as compared to fiscal 2018. Note that these changes include the impact of Chinese tariffs on the Company's direct material costs.

The market prices for commodities will fluctuate over time and the Company acknowledges that such changes are likely to impact its costs for key direct materials and assembly components. Consequently, it views the prospect of such changes as an outlook risk to the business.

Foreign Exchange Risk
The Company primarily manufactures its products in the United States, United Kingdom, China, India, and Brazil. It also sources completed products and product components from outside the United States. The Company's completed products are sold in numerous countries around the world. Sales in foreign countries as well as certain expenses related to those sales are transacted in currencies other than the Company's reporting currency, the U.S. dollar. Accordingly, production costs and profit margins related to these sales are effected by the currency exchange relationship between the countries where the sales take place and the countries where the products are sourced or manufactured. These currency exchange relationships can also impact the Company's competitive positions within these markets.

In the normal course of business, the Company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the Company conducts its business are the British pound sterling, euro, Canadian dollar, Japanese yen, Mexican peso, Hong Kong dollar and Chinese renminbi. As of May 30, 2020, the Company had outstanding twenty forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies.

(In millions, except number of forward contracts)
Net Asset Exposure
Currency	Number of Forward Contracts	Net Exposure
USD	7	41.6
EUR	2	18.2
ZAR	1	3.7
NOK	1	7.7
SEK	1	10.5
GBP	1	1.4

Net Liability Exposure
Currency	Number of Forward Contracts	Net Exposure
USD	4	7.4
EUR	1	1.3
CAD	1	3.1
AED	1	3.9

Herman Miller, Inc. and Subsidiaries 40

As of June 1, 2019, the Company had outstanding, fourteen forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies.

(In millions, except number of forward contracts)
Net Asset Exposure
Currency	Number of Forward Contracts	Net Exposure
USD	4	21.5
EUR	2	21.0
ZAR	1	8.0
CAD	1	0.6

Net Liability Exposure
Currency	Number of Forward Contracts	Net Exposure
USD	5	14.0
EUR	1	1.5

The cost of the foreign currency hedges and remeasuring all foreign currency transactions into the appropriate functional currency resulted in a net loss of $1.1 million in fiscal 2020 in contrast to net gain of $0.3 million in fiscal 2019 included in net earnings. These amounts are included in “Other expense (income), net” in the Consolidated Statements of Comprehensive Income. Additionally, the cumulative effect of translating the balance sheet and income statement accounts from the functional currency into the United States dollar decreased the accumulated comprehensive loss component of total stockholders' equity by $7.7 million and $14.2 million as of the end of fiscal 2020 and 2019, respectively.

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
The fair market value of the effective interest rate swap instruments was a net liability of $25.0 million at May 30, 2020 compared to $1.2 million at June 1, 2019. All cash flows related to the Company's interest rate swap instruments are

41 2020 Annual Report

denominated in U.S. dollars. For further information, refer to Note 6 and Note 12 of the Consolidated Financial Statements.
Expected cash outflows (notional amounts) over the next five years and thereafter related to debt instruments are as follows.

(In millions)	2021	2022	2023	2024	2025	Thereafter	Total(1)
Long-Term Debt - Variable rate:
Syndicated Revolving Line of Credit, due August 2024	$—	$—	$—	$—	$265.0	$—	$265.0
Long-Term Debt - Fixed rate:
Interest rate 4.95%	$—	$—	$—	$—	$—	$50.0	$50.0
Interest rate 6.00%	$50.0	$—	$—	$—	$—	$—	$50.0
Interest rate 1.949%(2)	$—	$—	$—	$—	$150.0	$—	$150.0
Interest rate 2.387%(2)	$—	$—	$—	$—	$75.0	$—	$75.0
(1) Amount does not include the recorded fair value of the swap instruments.
(2) The Company's revolving credit facility has a variable interest rate, but due to the interest rate swaps, the rate on $150.0 million and $75.0 million will be fixed at 1.949% and 2.387%, respectively.

Herman Miller, Inc. and Subsidiaries 42

Item 8 Financial Statements and Supplementary Data
Herman Miller, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended
(In millions, except per share data)	May 30, 2020	June 1, 2019	June 2, 2018
Net sales	$2,486.6	$2,567.2	$2,381.2
Cost of sales	1,575.9	1,637.3	1,508.2
Gross margin	910.7	929.9	873.0
Operating expenses:
Selling, general and administrative	643.3	639.3	615.3
Impairment charges	205.4	—	—
Restructuring expenses	26.4	10.2	5.7
Design and research	74.0	76.9	73.1
Total operating expenses	949.1	726.4	694.1
Operating (loss) earnings	(38.4)	203.5	178.9
Gain on consolidation of equity method investments	36.2	—	—
Interest expense	12.5	12.1	13.5
Interest and other investment income	(2.3)	(2.1)	(4.4)
Other expense (income), net	1.0	(1.6)	1.7
(Loss) Earnings before income taxes and equity income	(13.4)	195.1	168.1
Income tax expense	6.0	39.6	42.4
Equity earnings from nonconsolidated affiliates, net of tax	5.0	5.0	3.0
Net (loss) earnings	(14.4)	160.5	128.7
Net (loss) earnings attributable to redeemable noncontrolling interests	(5.3)	—	0.6
Net (loss) earnings attributable to Herman Miller, Inc.	$(9.1)	$160.5	$128.1

(Loss) Earnings per share — basic	$(0.15)	$2.72	$2.15
(Loss) Earnings per share — diluted	$(0.15)	$2.70	$2.12

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(7.7)	$(14.2)	$2.7
Pension and post-retirement liability adjustments	(14.2)	(7.8)	10.4
Unrealized (losses) gains on interest rate swap agreement	(18.0)	(12.3)	7.8
Unrealized holding gains on securities	0.1	—	—
Total other comprehensive (loss) income, net of tax	(39.8)	(34.3)	20.9
Comprehensive (loss) income	(54.2)	126.2	149.6
Comprehensive (loss) income attributable to redeemable noncontrolling interests	(5.3)	—	0.6
Comprehensive (loss) income attributable to Herman Miller, Inc.	$(48.9)	$126.2	$149.0
43 2020 Annual Report

Herman Miller, Inc.
Consolidated Balance Sheets

(In millions, except share and per share data)	May 30, 2020	June 1, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$454.0	$159.2
Short-term investments	7.0	8.8
Accounts receivable, net of allowances of $4.7 and $3.8	180.0	218.0
Unbilled accounts receivable	19.5	34.3
Inventories, net	197.3	184.2
Prepaid expenses	43.3	45.8
Other current assets	16.0	11.0
Total current assets	917.1	661.3
Property and equipment, net of accumulated depreciation of $780.5 and $736.1	330.8	348.6
Right of use assets	193.9	—
Goodwill	346.0	303.8
Indefinite-lived intangibles	92.8	78.1
Other amortizable intangibles, net of accumulated amortization of $62.7 and $46.2	112.4	41.1
Other noncurrent assets	60.9	136.4
Total Assets	$2,053.9	$1,569.3

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$128.8	$177.7
Short-term borrowings and current portion of long-term debt	51.4	3.1
Accrued compensation and benefits	71.1	85.5
Accrued warranty	59.2	53.1
Customer deposits	39.8	30.7
Other accrued liabilities	163.0	96.0
Total current liabilities	513.3	446.1
Long-term debt	539.9	281.9
Pension and post-retirement benefits	42.4	24.5
Lease liabilities	178.8	—
Other liabilities	86.1	77.0
Total Liabilities	1,360.5	829.5
Redeemable noncontrolling interests	50.4	20.6
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 58,793,275 and 58,794,148 shares issued and outstanding in 2020 and 2019, respectively)	11.8	11.7
Additional paid-in capital	81.6	89.8
Retained earnings	683.9	712.7
Accumulated other comprehensive loss	(134.0)	(94.2)
Deferred compensation plan	(0.3)	(0.8)
Herman Miller, Inc. Stockholders' Equity	643.0	719.2
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders' Equity	$2,053.9	$1,569.3

Herman Miller, Inc. and Subsidiaries 44

Herman Miller, Inc.
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation Plan	Herman Miller, Inc. Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
(In millions, except share and per share data)	Shares	Amount
June 3, 2017	59,715,824	$11.9	$139.3	$519.5	$(82.2)	$(1.0)	$587.5	$0.2	$587.7
Net earnings	—	—	—	128.1	—	—	128.1	—	128.1
Other comprehensive income, net of tax	—	—	—	—	20.9	—	20.9	—	20.9
Stock-based compensation expense	—	—	7.0	—	—	—	7.0	—	7.0
Exercise of stock options	538,259	—	14.6	—	—	—	14.6	—	14.6
Restricted and performance stock units released	256,884	0.1	0.2	—	—	—	0.3	—	0.3
Employee stock purchase plan issuances	67,335	—	2.0	—	—	—	2.0	—	2.0
Repurchase and retirement of common stock	(1,356,156)	(0.3)	(46.2)	—	—	—	(46.5)	—	(46.5)
Directors' fees	8,828	—	0.4	—	—	—	0.4	—	0.4
Deferred compensation plan	—	—	(0.4)	—	—	0.3	(0.1)	—	(0.1)
Dividends declared ($0.72 per share)	—	—	—	(43.2)	—	—	(43.2)	—	(43.2)
Redemption value adjustment	—	—	—	(6.2)	—	—	(6.2)	—	(6.2)
Cumulative effect of accounting changes	—	—	(0.3)	0.1	—	—	(0.2)	—	(0.2)
June 2, 2018	59,230,974	$11.7	$116.6	$598.3	$(61.3)	$(0.7)	$664.6	$0.2	$664.8
Net earnings	—	—	—	160.5	—	—	160.5	—	160.5
Other comprehensive loss, net of tax	—	—	—	—	(34.3)	—	(34.3)	—	(34.3)
Stock-based compensation expense	—	—	8.4	—	—	—	8.4	(0.2)	8.2
Exercise of stock options	347,248	0.1	10.0	—	—	—	10.1	—	10.1
Restricted and performance stock units released	468,807	0.1	0.2	—	—	—	0.3	—	0.3
Employee stock purchase plan issuances	62,957	—	1.9	—	—	—	1.9	—	1.9
Repurchase and retirement of common stock	(1,326,023)	(0.2)	(47.6)	—	—	—	(47.8)	—	(47.8)
Directors' fees	10,185	—	0.3	—	—	—	0.3	—	0.3
Deferred compensation plan	—	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Dividends declared ($0.79 per share)	—	—	—	(46.6)	—	—	(46.6)	—	(46.6)
Cumulative effect of accounting changes	—	—	—	0.5	1.4	—	1.9	—	1.9
June 1, 2019	58,794,148	$11.7	$89.8	$712.7	$(94.2)	$(0.8)	$719.2	$—	$719.2
Net loss	—	—	—	(9.1)	—	—	(9.1)	—	(9.1)
Other comprehensive loss	—	—	—	—	(39.8)	—	(39.8)	—	(39.8)
Stock-based compensation expense	—	—	2.7	—	—	—	2.7	—	2.7
Exercise of stock options	423,815	0.2	13.3	—	—	—	13.5	—	13.5
Restricted and performance stock units released	138,590	—	0.2	—	—	—	0.2	—	0.2
Employee stock purchase plan issuances	70,145	—	2.1	—	—	—	2.1	—	2.1
Repurchase and retirement of common stock	(641,192)	(0.1)	(26.5)	—	—	—	(26.6)	—	(26.6)
Directors' fees	7,769	—	0.3	—	—	—	0.3	—	0.3
Deferred compensation plan	—	—	(0.3)	—	—	0.5	0.2	—	0.2
Dividends declared ($0.63 per share)	—	—	—	(37.5)	—	—	(37.5)	—	(37.5)
Redemption value adjustment	—	—	—	17.8	—	—	17.8	—	17.8
May 30, 2020	58,793,275	$11.8	$81.6	$683.9	$(134.0)	$(0.3)	$643.0	$—	$643.0

45 2020 Annual Report

Herman Miller, Inc.
Consolidated Statements of Cash Flows

	Year Ended
(In millions)	May 30, 2020	June 1, 2019	June 2, 2018
Cash Flows from Operating Activities:
Net (loss) earnings	$(14.4)	$160.5	$128.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation expense	68.1	65.9	60.9
Amortization expense	11.4	6.2	6.0
Earnings from nonconsolidated affiliates net of dividends received	(4.8)	(2.1)	(0.2)
Investment fair value adjustment	—	(2.1)	—
Gain on consolidation of equity method investments	(36.2)	—	—
Deferred taxes	(25.2)	0.8	(0.8)
Pension contributions	(0.9)	(0.9)	(13.4)
Pension and post-retirement expenses	1.6	1.2	2.9
Impairment charges	205.4	—	—
Restructuring expenses	26.4	10.2	5.7
Stock-based compensation	2.7	7.3	7.7
Increase in long-term assets	(4.7)	(0.4)	(2.2)
Increase in long-term liabilities	5.8	1.6	3.4
Changes in current assets and liabilities:
Decrease (increase) in accounts receivable & unbilled accounts receivable	68.6	(24.8)	(33.1)
Decrease (increase) in inventories	6.0	(31.9)	(12.4)
Increase in prepaid expenses and other	(2.2)	(0.6)	(3.0)
(Decrease) increase in accounts payable	(59.5)	0.5	16.0
(Decrease) increase in accrued liabilities	(32.0)	22.7	(0.3)
Other, net	5.7	2.3	0.6
Net Cash Provided by Operating Activities	221.8	216.4	166.5

Cash Flows from Investing Activities:
Marketable securities purchases	(3.1)	(1.9)	(1.0)
Marketable securities sales	5.0	1.7	1.0
Capital expenditures	(69.0)	(85.8)	(70.6)
Proceeds from sales of property and dealers	0.2	0.5	2.1
Proceeds from life insurance policy	—	—	8.1
Purchase of HAY licensing agreement	—	(4.8)	—
Acquisitions, net of cash received	(111.2)	—	—
Equity investment in non-controlled entities	(3.3)	(73.6)	—
Other, net	13.3	(1.1)	(2.3)
Net Cash Used in Investing Activities	(168.1)	(165.0)	(62.7)

Cash Flows from Financing Activities:
Borrowings of long-term debt	50.0	—	—
Repayments of long-term debt	—	—	(150.0)
Proceeds from credit facility	265.0	—	340.4
Repayments of credit facility	—	—	(115.4)
Dividends paid	(36.4)	(45.6)	(42.4)
Common stock issued	15.6	12.3	17.0
Common stock repurchased and retired	(26.6)	(47.9)	(46.5)
Purchase of redeemable noncontrolling interests	(20.3)	(10.1)	(1.0)
Other, net	(3.3)	(0.6)	0.4
Net Cash Provided by (Used in) Financing Activities	244.0	(91.9)	2.5
Effect of exchange rate changes on cash and cash equivalents	(2.9)	(4.2)	1.4
Net Increase In Cash and Cash Equivalents	294.8	(44.7)	107.7
Cash and cash equivalents, Beginning of Year	159.2	203.9	96.2
Cash and Cash Equivalents, End of Year	$454.0	$159.2	$203.9

Other Cash Flow Information
Interest paid	$11.4	$11.5	$16.4
Income taxes paid, net of cash received	$39.6	$41.0	$34.2

Herman Miller, Inc. and Subsidiaries 46

Notes to the Consolidated Financial Statements

47 2020 Annual Report

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

Description of Business
The Company researches, designs, manufactures, sells and distributes interior furnishings for use in various environments including office, healthcare, educational and residential settings and provides related services that support companies all over the world. The Company's products are sold primarily through independent contract office furniture dealers as well as the following channels: owned contract office furniture dealers, direct customer sales, independent retailers, owned retail studios, direct-mail catalogs and the Company's e-commerce platforms.

Fiscal Year
The Company's fiscal year ends on the Saturday closest to May 31. The fiscal years ended May 30, 2020, June 1, 2019, and June 2, 2018 contained 52 weeks.

Foreign Currency Translation
The functional currency for most of the foreign subsidiaries is their local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the United States dollar using fiscal year-end exchange rates and translating revenue and expense accounts using average exchange rates for the period are reflected as a component of Accumulated other comprehensive loss in the Consolidated Balance Sheets.

The financial statement impact of gains and losses resulting from remeasuring foreign currency transactions into the appropriate functional currency resulted in a net loss of $1.1 million, net gain of $0.3 million, and a net gain of $0.4 million for the fiscal years ended May 30, 2020, June 1, 2019, and June 2, 2018, respectively. These amounts are included in “Other expense (income), net” in the Consolidated Statements of Comprehensive Income.

Cash Equivalents
The Company holds cash equivalents as part of its cash management function. Cash equivalents include money market funds and time deposit investments with original maturities of less than three months. The carrying value of cash equivalents, which approximates fair value, totaled $364.0 million and $102.8 million as of May 30, 2020 and June 1, 2019, respectively. All cash equivalents are high-credit quality financial instruments and the amount of credit exposure to any one financial institution or instrument is limited.

Marketable Securities
The Company maintains a portfolio of marketable securities primarily comprised of mutual funds. These mutual funds are comprised of both equity and fixed income funds. These investments are held by the Company's wholly owned insurance captive and have been recorded at fair value based on quoted market prices. Net unrealized holding gains or losses related to the equity mutual funds are recorded through net income while net unrealized holding gains or losses related to the fixed income mutual funds are recorded through other comprehensive income.

All marketable security transactions are recognized on the trade date. Realized gains and losses are included in “Interest and other investment income” in the Consolidated Statements of Comprehensive Income. See Note 12 of the Consolidated Financial Statements for additional disclosures of marketable securities.

Accounts Receivable Allowances
Reserves for uncollectible accounts receivable balances are based on known customer exposures, historical credit experience and the specific identification of other potentially uncollectible accounts. Balances are written off against

Herman Miller, Inc. and Subsidiaries 48

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

Goodwill and Indefinite-lived Intangible Assets
Goodwill and other indefinite-lived assets included in the Consolidated Balance Sheets consist of the following:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Intangible Assets
Balance, June 2, 2018	$304.1	$78.1	$382.2
Foreign currency translation adjustments	(0.3)	—	(0.3)
Balance, June 2, 2019	$303.8	$78.1	$381.9
Foreign currency translation adjustments	(0.9)	(0.5)	(1.4)
Acquisition of HAY	111.1	60.0	171.1
Acquisition of naughtone	57.5	8.5	66.0
Impairment charges	(125.5)	(53.3)	(178.8)
Balance, May 30, 2020	$346.0	$92.8	$438.8

Goodwill is tested for impairment at the reporting unit level annually, or more frequently, when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. When testing goodwill for impairment, the Company may first assess qualitative factors. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is performed. The Company may also elect to bypass the qualitative testing and proceed directly to the quantitative testing. If the quantitative testing indicates that goodwill is impaired, the carrying value of goodwill is written down to fair value. Each of the reporting units were reviewed for impairment using a quantitative assessment as of March 31, 2020.

To estimate the fair value of each reporting unit when performing the quantitative testing, the Company utilizes a weighting of the income method and the market method. The income method is based on a discounted future cash flow analysis that uses a number of inputs, including:

•	actual and forecasted revenue growth rates and operating margins, and

•	discount rates based on the reporting unit's weighted average cost of capital.

The Company corroborates the reasonableness of the inputs and outcomes of our discounted cash flow analysis through a market capitalization reconciliation to determine whether the implied control premium is reasonable.

49 2020 Annual Report

The Company completed its annual goodwill impairment test in the fourth quarter of each year, as of March 31st. In fiscal 2020, the Company elected to perform quantitative impairment tests for all goodwill reporting units and other indefinite-lived intangible assets. In performing the quantitative impairment test, the Company determined that the fair value of the North America and International reporting units exceeded the carrying amount and, as such, these reporting units were not impaired. Our assessment of the Retail and Maharam reporting units indicated that the carrying value of these reporting units exceeded their fair values, and goodwill impairment charges of $88.8 million and $36.7 million, respectively, were recorded in fiscal 2020 resulting in no goodwill in either the Retail or Maharam reporting units.

The fair value of the Company's International reporting unit, which includes $163.7 million of goodwill as of May 30, 2020, exceeds its carrying value by 17%. Due to the level that the reporting unit fair value exceeded the carrying amount and the results of the sensitivity analysis, the Company may need to record an impairment charge if the operating results of its International reporting unit were to decline in future periods.

In completing our annual goodwill impairment test, the respective fair values were estimated using an income approach with market participant discount rates ranging from 10.25% to 14.0% developed using a weighted average cost of capital analysis and long-term growth rates ranging from 2.5% to 3.0%.

Intangible assets with indefinite useful lives are not subject to amortization and are evaluated annually for impairment, or more frequently, when events or changes in circumstances indicate that the fair value of an intangible asset may not be recoverable. The Company utilizes the relief from royalty methodology to test for impairment. The primary assumptions for the relief from royalty method include forecasted revenue growth rates, royalty rates and discount rates. The Company measures and records an impairment loss for the excess of the carrying value of the asset over its fair value.

In fiscal 2020, the Company performed quantitative assessments in testing indefinite-lived intangible assets for impairment, which resulted in the carrying values of the DWR, Maharam, HAY and naughtone trade names exceeding their fair values by $53.3 million, and impairment charges of this amount were recognized. If the residual cash flows related to these trade names were to decline in future periods, the Company may need to record an additional impairment charge.

In completing our annual indefinite-lived trade name impairment test, the respective fair values were estimated using a relief-from-royalty approach, applying market participant discount rates ranging from 12.75% to 17.25% developed using a weighted average cost of capital analysis, royalty rates ranging from 1.00% to 3.00% and long-term growth rates ranging from 2.5% to 3.0%.

The table below summarizes the carrying values and impairment charges recorded as of and for the fiscal year ended May 30, 2020, for each of the Company’s indefinite-lived trade names:

(In millions)
Trade name	Carrying Value	Impairment Charge
Maharam	$16.5	$(6.5)
DWR	31.5	(23.6)
HAY	39.3	(20.7)
naughtone	6.0	(2.5)
Total	$93.3	$(53.3)

The goodwill and indefinite-lived trade name impairment charges were primarily caused by reduced sales and profitability projections, largely attributable to the COVID-19 pandemic and related economic disruption that the Company began to experience in the fourth quarter of fiscal 2020.

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

Herman Miller, Inc. and Subsidiaries 50

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

The following table summarizes our property as of the dates indicated:

(In millions)	May 30, 2020	June 1, 2019
Land and improvements	$23.7	$24.2
Buildings and improvements	266.5	267.6
Machinery and equipment	791.9	733.0
Construction in progress	29.2	59.9
Accumulated depreciation	(780.5)	(736.1)
Property and equipment, net	$330.8	$348.6

As of the end of fiscal 2020, outstanding commitments for future capital purchases approximated $39.8 million.

Other Long-Lived Assets
The Company reviews the carrying value of long–lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. If such indicators are present, the future undiscounted cash flows attributable to the asset or asset group are compared to the carrying value of the asset or asset group. Given the substantial reduction in forecasted revenue growth rates and cash flows due to the COVID-19 pandemic, the Company determined that a triggering event occurred in the fourth quarter of 2020 and an impairment assessment was warranted for certain asset groups. Accordingly, the Company compared the fair value of the asset groups to the carrying value of the asset groups. Based on this assessment, the Company recorded long-lived asset impairment charges of $26.6 million, primarily related to its right-of-use assets and definite-lived customer relationship intangible assets within the DWR asset group. The carrying value of the DWR asset group as of May 30, 2020 was $122.7 million.

The Company used available market-based rental comparatives and industry data trends, as well as considerations of the remaining lease term, to determine the fair value of DWR’s right of use assets. As a result, the Company determined that the carrying value for the right-of-use assets within the DWR asset group exceeded their fair value and an impairment charge of $19.3 million was recorded. The carrying value of the DWR right of use assets at May 30, 2020 is $110.9 million. If the residual cash flows related to these long-lived assets were to decline in future periods, the Company may need to record an additional impairment charge.

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

	May 30, 2020
(In millions)	Patent and Trademarks	Customer Relationships	Other	Total
Gross carrying value	$41.7	$118.7	$14.7	$175.1
Accumulated amortization	14.4	38.3	10.0	62.7
Net	$27.3	$80.4	$4.7	$112.4

	June 1, 2019
	Patent and Trademarks	Customer Relationships	Other	Total
Gross carrying value	$20.1	$55.2	$12.0	$87.3
Accumulated amortization	12.5	27.6	6.1	46.2
Net	$7.6	$27.6	$5.9	$41.1

The Company amortizes these assets over their remaining useful lives using the straight-line method over periods ranging from 5 years to 20 years, or on an accelerated basis, to reflect the expected realization of the economic

51 2020 Annual Report

benefits. It is estimated that the weighted-average remaining useful life of the patents and trademarks is approximately 7 years and the weighted-average remaining useful life of the customer relationships is 7 years.

Estimated amortization expense on existing amortizable intangible assets as of May 30, 2020, for each of the succeeding five fiscal years, is as follows:

(In millions)
2021	$14.9
2022	$14.9
2023	$14.4
2024	$14.2
2025	$13.3

Self-Insurance
The Company is partially self-insured for general liability, workers' compensation and certain employee health and dental benefits under insurance arrangements that provide for third-party coverage of claims exceeding the Company's loss retention levels. The Company's health benefit and auto liability retention levels do not include an aggregate stop loss policy. The Company's retention levels designated within significant insurance arrangements as of May 30, 2020, are as follows:

(In millions)	Retention Level (per occurrence)
General liability	$1.00
Auto liability	$1.00
Workers' compensation	$0.75
Health benefit	$0.50

The Company accrues for its self-insurance arrangements, as well as reserves for health, prescription drugs, and dental benefit exposures based on actuarially-determined estimates, which are recorded in “Other liabilities” in the Consolidated Balance Sheets. The value of the liability as of May 30, 2020 and June 1, 2019 was $13.1 million and $11.7 million, respectively. The actuarial valuations are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as legal actions, medical costs, payment lag times and changes in actual experience could cause these estimates to change. The general, auto, and workers' compensation liabilities are managed through the Company's wholly-owned insurance captive.
Research, Development and Other Related Costs
Research, development, pre-production and start-up costs are expensed as incurred. Research and development ("R&D") costs consist of expenditures incurred during the course of planned research and investigation aimed at discovery of new knowledge useful in developing new products or processes. R&D costs also include the enhancement of existing products or production processes and the implementation of such through design, testing of product alternatives or construction of prototypes. R&D costs included in “Design and research” expense in the accompanying Consolidated Statements of Comprehensive Income are $54.3 million, $58.8 million and $57.1 million, in fiscal 2020, 2019, and 2018, respectively.

Royalty payments made to designers of the Company's products as the products are sold are variable costs based on product sales. These expenses totaled $19.7 million, $18.1 million and $16.0 million in fiscal years 2020, 2019 and 2018 respectively. They are included in Design and research expense in the accompanying Consolidated Statements of Comprehensive Income.

Customer Payments and Incentives
We offer various sales incentive programs to our customers, such as rebates and discounts. Programs such as rebates and discounts are adjustments to the selling price and are therefore characterized as a reduction to net sales.

Herman Miller, Inc. and Subsidiaries 52

Revenue Recognition
The Company recognizes revenue when performance obligations, based on the terms of customer contracts, are satisfied. This happens when control of goods and services based on the contract have been conveyed to the customer. Revenue for the sale of products is typically recognized at the point in time when control transfers, generally upon transfer of title and risk of loss to the customer. Revenue for services, including the installation of products by the Company's owned dealers, is recognized over time as the services are provided. The method of revenue recognition may vary, depending on the type of contract with the customer, as noted in the section "Disaggregated Revenue" in Note 2 of the Consolidated Financial Statements.

The Company's contracts with customers include master agreements and certain other forms of contracts, which do not reach the level of a performance obligation until a purchase order is received from a customer. At the point in time that a purchase order under a contract is received by the Company, the collective group of documents represent an enforceable contract between the Company and the customer. While certain customer contracts may have a duration of greater than a year, all purchase orders are less than a year in duration. As of May 30, 2020, all unfulfilled performance obligations are expected to be fulfilled in the next twelve months.

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

Leases
The Company adopted ASC 842 - Leases at the beginning of fiscal year 2020. The new standard required the Company to recognize most leases on the balance sheet as right of use (ROU) assets with corresponding lease liabilities. All necessary changes required by the new standard, including those to the Company’s accounting policies, business processes, systems, controls and disclosures, were implemented as of the first quarter of fiscal year 2020. See Note 7 of the Consolidated Financial Statements for further information regarding the Company's lease accounting policies.

Cost of Sales
The Company includes material, labor and overhead in cost of sales. Included within these categories are items such as freight charges, warehousing costs, internal transfer costs and other costs of its distribution network.
Selling, General and Administrative
The Company includes costs not directly related to the manufacturing of its products in the Selling, general and administrative line item within the Consolidated Statements of Comprehensive Income. Included in these expenses are items such as compensation expense, rental expense, warranty expense and travel and entertainment expense.

Income Taxes
Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

53 2020 Annual Report

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
Earnings per Share
Basic earnings per share (EPS) excludes the dilutive effect of common shares that could potentially be issued, due to the exercise of stock options or the vesting of restricted shares and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net earnings by the sum of the weighted-average number of shares outstanding, plus all dilutive shares that could potentially be issued. When in a loss position, basic and diluted EPS use the same weighted-average number of shares outstanding. Refer to Note 9 of the Consolidated Financial Statements for further information regarding the computation of EPS.

Comprehensive Income
Comprehensive income consists of Net earnings, Foreign currency translation adjustments, Unrealized holding gains on securities, Unrealized gains on interest rate swap agreement and Pension and post-retirement liability adjustments. Refer to Note 15 of the Consolidated Financial Statements for further information regarding comprehensive income.

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

Herman Miller, Inc. and Subsidiaries 54

Derivatives and Hedging
The Company calculates the fair value of financial instruments using quoted market prices whenever available. The Company utilizes derivatives to manage exposures to foreign currency exchange rates and interest rate risk. The fair values of all derivatives are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these instruments are reported within "Other expense (income), net" in the Consolidated Statements of Comprehensive Income, or "Accumulated other comprehensive loss" within the Consolidated Balance Sheets, depending on the use of the derivative and whether it qualifies for hedge accounting treatment.

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

See Note 12 of the Consolidated Financial Statements for further information regarding derivatives.

Recently Adopted Accounting Standards
On June 2, 2019, the Company adopted Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)" using the modified retrospective method. Under the updated standard, a lessee's rights and obligations under most leases, including existing and new arrangements, are recognized as assets and liabilities, respectively, on the balance sheet. Refer to Note 7 to the Consolidated Financial Statements for further information regarding the adoption of the standard.

On June 2, 2019, the Company adopted ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" using the prospective method. This update amends the hedge accounting recognition and presentation with the objectives of improving the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities and simplifying the application of hedge accounting. The update expands the strategies eligible for hedge accounting, relaxes the timing requirements of hedge documentation and effectiveness assessments and permits the use of qualitative assessments on an ongoing basis to assess hedge effectiveness. The new guidance also requires new disclosures and presentation. The adoption did not have a material impact on the Company's financial statements. Refer to Note 12 to the Consolidated Financial Statements for further information.

On March 1, 2020, the Company adopted ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" using the prospective method. This update simplifies how an entity assesses goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test consists of one step comparing the fair value of a reporting unit with its carrying amount. An entity then recognizes a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The adoption was utilized in the Company's current year goodwill impairment testing. Refer above to the "Goodwill and Indefinite-lived Intangible Assets" section for further information.

55 2020 Annual Report

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
May 31, 2020
2018-13	Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	This update eliminates, adds and modifies certain disclosure requirements for fair value measurements. Early adoption is permitted.	May 31, 2020
2018-14	Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	This update eliminates, adds and clarifies certain disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. Early adoption is permitted.	May 30, 2021
2019-12	Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
This update removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The update also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. Early adoption is permitted.
May 30, 2021
All other issued and not yet effective accounting standards are not relevant to the Company.

2. Revenue from Contracts with Customers
Disaggregated Revenue
The Company’s revenue is comprised primarily of sales of products and installation services. Depending on the type of contract, the method of accounting and timing of revenue recognition may differ. Below, descriptions have been provided that summarize the Company’s different types of contracts and how revenue is recognized for each.

•
Single Performance Obligation - these contracts are transacted with customers and include only the product performance obligation. Most commonly, these contracts represent master agreements with independent third-party dealers in which a purchase order represents the customer contract, point of sale transactions through the Retail segment, as well as customer purchase orders for the Maharam subsidiary within the North America Contract segment. For contracts that include a single performance obligation, the Company records revenue at the point in time when title and risk of loss has transferred to the customer.

•
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

Herman Miller, Inc. and Subsidiaries 56

•
Other - these contracts are comprised mainly of alliance fee arrangements, whereby the Company earns revenue for allowing other furniture sellers access to its dealer distribution channel, as well as other miscellaneous selling arrangements. Revenue from alliance contracts are recorded at the point in time in which the sale is made by other furniture sellers through the Company’s sales channel.

Revenue disaggregated by contract type has been provided in the table below:

	Year Ended
(In millions)	May 30, 2020	June 1, 2019
Net Sales:
Single performance obligation
Product revenue	$2,116.6	$2,155.0
Multiple performance obligations
Product revenue	347.8	390.0
Service revenue	9.7	12.6
Other	12.5	9.6
Total	$2,486.6	$2,567.2

Revenue disaggregated by product type and segment has been provided in the table below:

	Year Ended
(In millions)	May 30, 2020	June 1, 2019
North America Contract:
Systems	$512.7	$564.4
Seating	459.1	501.8
Freestanding and storage	379.8	384.9
Textiles	138.8	113.8
Other	107.8	121.6
Total North America Contract	$1,598.2	$1,686.5

International Contract:
Systems	$76.6	$103.6
Seating	321.2	276.1
Freestanding and storage	51.1	53.0
Other	53.9	59.5
Total International Contract	$502.8	$492.2

Retail:
Seating	$261.3	$235.6
Freestanding and storage	66.0	67.5
Other	58.3	85.4
Total Retail	$385.6	$388.5

Total	$2,486.6	$2,567.2

Refer to Note 14 of the Consolidated Financial Statements for further information related to our segments.

Contract Assets and Contract Liabilities
The Company records contract assets and contract liabilities related to its revenue generating activities. Contract assets include certain receivables from customers that are unconditional as all performance obligations with respect to the contract with the customer have been completed. These amounts represent trade receivables and they are recorded within the caption “Accounts receivable, net” in the Consolidated Balance Sheets.

Contract assets also include amounts that are conditional because certain performance obligations in contracts with customers are incomplete as of the balance sheet date. These contract assets generally arise due to contracts with customers that include multiple performance obligations, e.g., both the product that is shipped to the customer by the

Herman Miller, Inc. and Subsidiaries 57

Company, as well as installation services provided by independent third-party dealers. For these contracts, the Company recognizes revenue upon satisfaction of the product performance obligation. These contract assets are included in the caption "Unbilled accounts receivable" in the Consolidated Balance Sheets until all performance obligations in the contract with the customer have been satisfied.

Contract liabilities represent deposits made by customers before the satisfaction of performance obligation and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized. These customer deposits are included within the caption “Customer deposits” in the Consolidated Balance Sheets. During the year ended May 30, 2020, the Company recognized Net sales of $27.7 million related to customer deposits that were included in the balance sheet as of June 1, 2019.

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

Nine United Denmark A/S
On June 7, 2018, the Company acquired 33% of the outstanding equity of Nine United Denmark A/S, d/b/a HAY and subsequently renamed to HAY ApS ("HAY”), a Copenhagen, Denmark-based, design leader in furniture and ancillary furnishings for residential and contract markets in Europe and Asia. The Company acquired its 33% ownership interest in HAY for approximately $65.5 million in cash. The Company also acquired the rights to the HAY brand in North America under a long-term license agreement for approximately $4.8 million in cash. In the fiscal periods leading up to December 2, 2019 (“Acquisition Date”), the date when the Company purchased an additional 34% equity voting interest in HAY, this licensing agreement was recorded as a definite life intangible asset and was being amortized over its 15-year useful life. This asset was also recorded within Other amortizable intangibles, net within the Condensed Consolidated Balance Sheets as of June 1, 2019.

On December 2, 2019, the Company obtained a controlling financial interest in HAY through the purchase of an additional 34% equity voting interest. The completion of the acquisition will allow the Company to further promote growth and development of HAY's ancillary product lines and continue to support product innovation and sales growth. The Company previously accounted for its ownership interest in HAY as an equity method investment, but upon increasing its ownership to 67% on the Acquisition Date, the Company consolidated the operations of HAY. Total consideration paid for HAY on the Acquisition Date was $79.0 million, exclusive of HAY cash on hand. The Company funded the acquisition with cash and cash equivalents.

The previously mentioned HAY long-term licensing agreement was deemed to be a contractual preexisting relationship. As a result of the business combination, the Company recorded this arrangement at its Acquisition Date fair value, which resulted in an increase in goodwill of $10.0 million and a net gain of $5.9 million, which was recorded within “Gain on consolidation of equity method investments" within the Consolidated Statements of Comprehensive Income. The goodwill was recorded within the Company’s Retail segment.

Herman Miller, Inc. and Subsidiaries 58

The Company is a party to options, that if exercised, would require it to purchase the remaining 33% of the equity in HAY, at fair market value. This remaining redeemable noncontrolling interest in HAY is classified outside permanent equity in the Consolidated Balance Sheets and is carried at the current estimated redemption amount.

The Company is in the process of finalizing assessments for the purpose of allocating the purchase price to the individual assets acquired and liabilities assumed in the HAY acquisition. This has the potential to result in adjustments to the carrying values of certain assets and liabilities as accounting policies are harmonized and purchase price allocation assumptions are updated. The refinement of these estimates may impact residual amounts allocated to goodwill. The preliminary allocation of the purchase prices included in the current period balance sheet is based on the best estimates of management and is subject to revision based on final determination of asset fair values and useful lives. As of May 30, 2020, the Company is in the process of finalizing the value associated with certain tax-related matters.

The following table presents the preliminary allocation of purchase price related to acquired tangible assets:

(In millions)
Cash	$12.1
Working capital, net of cash and inventory step-up	12.3
Net property and equipment	0.9
Other assets	3.9
Other liabilities	(3.1)
Net assets acquired	$26.1

The purchase of the additional equity interest in HAY was considered to be an acquisition achieved in stages, whereby the previously held equity interest was remeasured as of the acquisition date. The Company considered multiple factors in determining the fair value of the previously held equity method investment, including the price negotiated with the selling shareholder for the 34% equity interest in HAY, an income valuation model (discounted cash flow) and current trading multiples for comparable companies. Based on this analysis, the Company recognized a non-taxable gain of approximately $0.3 million on the remeasurement of the previously held equity method investment of $67.8 million. The net gain has been recognized in “Gain on consolidation of equity method investments" within the Consolidated Statements of Comprehensive Income.

The following table summarizes the acquired identified intangible assets, valuation method employed, useful lives and fair value, as determined by the Company at the acquisition date. Adjustments were made to the fair value of the identified intangible assets during the measurement period ended May 30, 2020 as shown in the table below. Goodwill related to the acquisition was recorded in the amount of $111.1 million and included deferred tax liabilities of $26.2 million, an increase of $6.3 million and $0.9 million, respectively, during the measurement period ended May 30, 2020. The changes in fair value of goodwill and the identified intangible assets were due to refinements in the projected cash flow estimates of the individual intangible assets acquired.

			Acquisition Date Fair Value
(In millions)	Valuation Method	Useful Life (years)	Initial Valuation at February 29, 2020	Adjusted Valuation at May 30, 2020	Measurement Period Adjustments
Inventory Step-up	Comparative Sales Approach	0.8	$3.4	$3.4	$—
Backlog	Multi-Period Excess Earnings	0.3	3.4	1.7	(1.7)
Deferred Revenue	Adjusted Fulfillment Cost Method	0.1	(2.0)	(2.2)	(0.2)
Tradename	Relief from Royalty	Indefinite	56.0	60.0	4.0
Product Development	Relief from Royalty	8.0	21.0	22.0	1.0
Customer Relationships	Multi-Period Excess Earnings	9.0	33.0	34.0	1.0
Total			$114.8	$118.9	$4.1
Goodwill related to the acquisition was recorded within the International Contract segment for $101.1 million and the Retail segment for $10.0 million.

59 2020 Annual Report

naughtone
On October 25, 2019 (“Acquisition Date”), the Company purchased the remaining 47.5% equity voting interest in naughtone (Holdings) Limited and naughtone Manufacturing Ltd. (together “naughtone”). naughtone is an upscale, contemporary furniture manufacturer based in Harrogate, North Yorkshire, UK. The completion of the acquisition will allow the Company to further promote growth and development of naughtone's ancillary product lines, and continue to support product innovation and sales growth. The Company previously accounted for its ownership interest in naughtone as an equity method investment. Upon increasing its ownership to 100% on the acquisition date, the Company obtained a controlling financial interest and consolidated the operations of naughtone. Total consideration paid for naughtone on the Acquisition Date was $45.9 million, exclusive of naughtone cash on hand. The Company funded the acquisition with cash and cash equivalents. The allocation of the purchase price was finalized during the fourth quarter of fiscal 2020.

The following table presents the allocation of purchase price related to acquired tangible assets:

(In millions)
Cash	$5.1
Working capital, net of cash and inventory step-up	1.3
Net property and equipment	0.8
Net assets acquired	$7.2

The purchase of the remaining equity interest in naughtone was considered to be an acquisition achieved in stages, whereby the previously held equity interest was remeasured as of the acquisition date. The Company considered multiple factors in determining the fair value of the previously held equity method investment, including the price negotiated with the selling shareholder for the 47.5% equity interest in naughtone, an income valuation model (discounted cash flow) and current trading multiples for comparable companies. Based on this analysis, the Company recognized a non-taxable gain of approximately $30.0 million on the remeasurement of the previously held equity method investment of $20.5 million. The net gain has been recognized in “Gain on consolidation of equity method investments" within the Consolidated Statements of Comprehensive Income.

The following table summarizes the acquired identified intangible assets, valuation method employed, useful lives and fair value, as determined by the Company at the acquisition date:

(In millions)	Valuation Method	Useful Life (years)	Fair Value
Inventory Step-up	Comparative Sales Approach	0.3	$0.2
Backlog	Multi-Period Excess Earnings	0.3	0.8
Tradename	Relief from Royalty	Indefinite	8.5
Customer Relationships	Multi-Period Excess Earnings	9.0	29.4
Total			$38.9
Goodwill related to the acquisition was recorded within the North America Contract and International Contract segments for $35.0 million and $22.5 million, respectively.

The Company has finalized allocating the purchase price to the individual assets acquired and liabilities assumed in the naughtone acquisition as of May 30, 2020.

Pro Forma Results of Operations
The results of naughtone and HAY’s operations have been included in the Consolidated Financial Statements beginning on October 25, 2019 and December 2, 2019 respectively. The following table provides pro forma results of operations for the years ended May 30, 2020 and June 1, 2019, as if naughtone and HAY had been acquired as of June 3, 2018. The pro forma results include certain purchase accounting adjustments such as the estimated change in depreciation and amortization expense on the acquired tangible and intangible assets acquired. Pro forma results do not include any anticipated cost savings from the planned integration of these acquisitions, or the gain on the consolidation of the HAY and naughtone equity method investments of approximately $36.2 million. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the

Herman Miller, Inc. and Subsidiaries 60

dates indicated or that may result in the future and are inclusive of pre-tax impairment charges of $205.4 million in the year-end May 30, 2020.

	Year Ended
(In millions)	May 30, 2020	June 1, 2019
Net sales	$2,580.6	$2,757.3
Net (loss) earnings attributable to Herman Miller, Inc.	$(46.3)	$163.7

4. Inventories

(In millions)	May 30, 2020	June 1, 2019
Finished goods and work in process	$151.1	$139.1
Raw materials	46.2	45.1
Total	$197.3	$184.2

Inventories valued using LIFO amounted to $24.9 million and $26.5 million as of May 30, 2020 and June 1, 2019, respectively. If all inventories had been valued using the first-in first-out method, inventories would have been $210.8 million and $198.0 million at May 30, 2020 and June 1, 2019, respectively.

5. Investments in Nonconsolidated Affiliates
The Company has certain investments in entities that are accounted for using the equity method (“nonconsolidated affiliates”). The investments are included in "Other noncurrent assets" in the Consolidated Balance Sheets and the equity earnings are included in "Equity earnings from nonconsolidated affiliates, net of tax" in the Consolidated Statements of Comprehensive Income. Refer to the tables below for the investment balances that are included in the Consolidated Balance Sheets and for the equity earnings that are included in the Consolidated Statements of Comprehensive Income.

(In millions)	May 30, 2020	June 1, 2019
Investments in nonconsolidated affiliates	$12.2	$89.0

(In millions)	May 30, 2020	June 1, 2019	June 2, 2018
Equity earnings from nonconsolidated affiliates, net of tax	$5.0	$5.0	$3.0

The Company had an ownership interest in five nonconsolidated affiliates at May 30, 2020. Refer to the Company's ownership percentages shown below:

Ownership Interest	May 30, 2020	June 1, 2019
Kvadrat Maharam Arabia DMCC	50.0%	50.0%
Kvadrat Maharam Pty Limited	50.0%	50.0%
Kvadrat Maharam Turkey JSC	50.0%	50.0%
Danskina B.V.	50.0%	50.0%
Global Holdings Netherlands B.V.	48.2%	48.2%

Kvadrat Maharam
The Kvadrat Maharam nonconsolidated affiliates are distribution entities that are engaged in selling decorative upholstery, drapery and wall covering products. At May 30, 2020 and June 1, 2019, the Company's investment value in Kvadrat Maharam Pty was $1.7 million and $1.8 million more than the Company's proportionate share of the underlying net assets, respectively. This difference was driven by a step-up in fair value of the investment in Kvadrat Maharam Pty, stemming from the Maharam business combination. This amount is considered to be a permanent basis difference.

In fiscal 2020 the Company agreed to fully divest its interest in Kvadrat Maharam Arabia DMCC, Kvadrat Maharam Turkey JSC and Danskina B.V for approximately $3 million. The divestitures are expected to be completed by the end of the first half of fiscal 2021.

61 2020 Annual Report

Maars
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

As of the August 31, 2018 acquisition date, the Company's investment value in Maars was $3.1 million more than the Company's proportionate share of the underlying net assets. This amount represented the difference between the price that the Company paid to acquire 48.2% of the outstanding equity and the carrying value of the net assets of Maars. Of this difference, $2.7 million was being amortized over the remaining useful lives of the assets, while $0.4 million was considered a permanent difference.

At May 30, 2020, the Company's investment value in Maars was $2.5 million more than the Company's proportionate share of the underlying net assets, of which $2.1 million was being amortized over the remaining useful lives of the assets, while $0.4 million was considered a permanent basis difference.

naughtone & HAY
As described in Note 3 to the Consolidated Financial Statements, the Company increased its investment in both naughtone & HAY during the year ended May 30, 2020 and obtained a controlling financial interest over each entity. As a result, these two entities, which were previously accounted for as equity method investments, are now included within the Company's consolidated operations.

Transactions with Nonconsolidated Affiliates
Sales to and purchases from nonconsolidated affiliates were as follows for the periods presented below:

(In millions)	May 30, 2020	June 1, 2019	June 2, 2018
Sales to nonconsolidated affiliates	$3.6	$3.9	$4.3
Purchases from nonconsolidated affiliates	$5.0	$23.0	$6.8

Balances due to or due from nonconsolidated affiliates were as follows for the periods presented below:

(In millions)	May 30, 2020	June 1, 2019
Receivables from nonconsolidated affiliates	$0.6	$0.7
Payables to nonconsolidated affiliates	$—	$1.2

6. Short-Term Borrowings and Long-Term Debt
Long-term debt consisted of the following obligations:

(In millions)	May 30, 2020	June 1, 2019
Debt securities, 6.0%, due March 1, 2021	$50.0	$50.0
Debt securities, 4.95%, due May 20, 2030	49.9	—
Syndicated Revolving Line of Credit, due August 2024	490.0	225.0
Construction-Type Lease	—	6.9
Supplier financing program	1.4	3.1
Total debt	$591.3	$285.0
Less: Current debt	(51.4)	(3.1)
Long-term debt	$539.9	$281.9

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

Herman Miller, Inc. and Subsidiaries 62

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

In March 2020, the Company borrowed an additional $265 million from its syndicated revolving line of credit as a precautionary measure to provide additional near-term liquidity given the uncertainty related to COVID-19, which was subsequently repaid in June 2020.

Available borrowings under the syndicated revolving line of credit were as follows for the periods indicated:

(In millions)	May 30, 2020	June 1, 2019
Syndicated revolving line of credit borrowing capacity	$500.0	$400.0
Less: Borrowings under the syndicated revolving line of credit	490.0	225.0
Less: Outstanding letters of credit	9.4	10.0
Available borrowings under the syndicated revolving line of credit	$0.6	$165.0

The unsecured senior revolving credit facility restrict, without prior consent, the Company's borrowings, capital leases and the sale of certain assets. In addition, the Company has agreed to maintain certain financial performance ratios, which include a maximum leverage ratio covenant, which is measured by the ratio of debt to trailing four quarter adjusted EBITDA (as defined in the credit agreement) and is required to be less than 3.5:1, except that the Company may elect, under certain conditions, to increase the maximum Leverage Ratio to 4:1 for four consecutive fiscal quarter end dates. The covenants also require a minimum interest coverage ratio, which is measured by the ratio of trailing four quarter EBITDA to trailing four quarter interest expense (as defined in the credit agreement) and is required to be greater than 3.5:1. Adjusted EBITDA is generally defined in the credit agreement as EBITDA adjusted by certain items which include non-cash share-based compensation, non-recurring restructuring costs and extraordinary items. At May 30, 2020 and June 1, 2019, the Company was in compliance with all of these restrictions and performance ratios.

On May 20, 2020, the Company entered into a third amendment to its existing Private Shelf Agreement, dated December 14, 2010, as amended (together with the third amendment, the "Agreement"), between the Company and PGIM, Inc. (formerly known as Prudential Investment Management, Inc.) and certain of its affiliates (collectively, “Prudential”). The Agreement provides for a $150.0 million revolving facility, which includes $50.0 million of outstanding existing unsecured senior notes that are due on March 1, 2021 (the "Existing Notes") and an additional $50.0 million aggregate principal amount of unsecured senior notes issued on May 20, 2020 (the "2020 Notes"). The 2020 Notes are due on May 20, 2030 and bear interest at a fixed annual coupon rate of 4.95%. The Company intends to use the proceeds of the 2020 Notes for general corporate purposes and/or to refinance existing indebtedness, including the Existing Notes. The Agreement also establishes an uncommitted shelf facility (the “Facility”), under which Prudential will consider one or more requests from the Company to purchase up to an additional $50.0 million in aggregate amount of the Company’s senior unsecured notes from time to time. The interest rate on any future notes issued under the Facility will be based on the benchmark Treasury rate corresponding to the weighted average life of the notes, plus a spread as determined by Prudential. The Facility will expire on May 20, 2023.

Annual maturities of debt for the five fiscal years subsequent to May 30, 2020 are as shown in the table below.

(In millions)
2021	$51.4
2022	$—
2023	$—
2024	$—
2025	$490.0
Thereafter	$50.0

63 2020 Annual Report

Supplier Financing Program
The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations from the Company. Under this program, participating suppliers may finance payment obligations of the Company, prior to their scheduled due dates, at a discounted price to the third-party financial institution.

The Company has lengthened the payment terms for certain suppliers that have chosen to participate in the program. As a result, certain amounts due to suppliers have payment terms that are longer than standard industry practice and as such, these amounts have been excluded from the caption “Accounts payable” in the Condensed Consolidated Balance Sheets as the amounts have been accounted for by the Company as a current debt obligation. Accordingly, $1.4 million and $3.1 million have been recorded within the caption “Short-term borrowings and current portion of long-term debt” for the periods ended May 30, 2020 and June 1, 2019, respectively.

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
7. Leases
Impact of Adoption
The Company adopted ASC 842 - Leases at the beginning of fiscal year 2020. The new standard required the Company to recognize most leases on the balance sheet as right of use (ROU) assets with corresponding lease liabilities. All necessary changes required by the new standard, including those to the Company’s accounting policies, business processes, systems, controls and disclosures were implemented as of the first quarter of fiscal year 2020.

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

Herman Miller, Inc. and Subsidiaries 64

Accounting Policies
The Company has leases for retail studios, showrooms, manufacturing facilities, warehouses and vehicles, which expire at various dates through 2036. Certain lease agreements include contingent rental payments based on per unit usage over a contractual amount and others include rental payments adjusted periodically for inflationary indexes.

Variable lease costs associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease costs are presented as operating expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income in the same line item as the expense arising from fixed lease payments for operating leases.

Additionally, certain leases include renewal or termination options, which can be exercised at the Company’s discretion. Lease terms include the noncancelable portion of the underlying leases along with any reasonably certain lease periods associated with available renewal periods. The Company’s leases do not contain any residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is a lease at contract inception. Arrangements that are leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets, and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. If leased assets have leasehold improvements, the depreciable life of those leasehold improvements are limited by the expected lease term.

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

Leases
During the year ended May 30, 2020, lease expense was $62.1 million. The components of lease expense were as follows:

Year Ended
(In millions)	May 30, 2020
Operating lease costs	$51.3
Short-term lease costs	2.6
Variable lease costs*	8.2
Total	$62.1
*Not included in the table above for the year ended May 30, 2020 are variable lease costs of $81.3 million for raw material purchases under certain supply arrangements that the Company has determined to meet the definition of a lease.

During the fourth quarter of fiscal 2020, the Company determined it was more likely than not that the fair value of certain right of use assets were below their carrying values and assessed these assets for impairment. As result of this assessment the Company recorded an impairment of $19.3 million in the Consolidated Statements of Comprehensive income.

65 2020 Annual Report

At May 30, 2020, the Company has no financing leases. The undiscounted annual future minimum lease payments related to the Company's right-of-use assets are summarized by fiscal year in the following table:

(In millions)
2021	$48.5
2022	44.8
2023	40.2
2024	34.5
2025	30.5
Thereafter	71.9
Total lease payments*	270.4
Less interest	26.5
Present value of lease liabilities	$243.9
*Lease payments exclude $30.6 million of legally binding minimum lease payments for leases signed but not yet commenced, primarily related to a new Chicago showroom expected to open in fiscal 2021.

The long-term portion of the lease liabilities included in the amounts above is $178.8 million and the remainder of the lease liabilities are included in Other accrued liabilities in the Condensed Consolidated Balance Sheets.

The following table summarizes future minimum rental payments required under operating leases that have non-cancelable lease terms as of June 1, 2019, prior to the adoption of ASC 842:

(In millions)
2020	$51.7
2021	46.8
2022	42.9
2023	39.0
2024	33.5
Thereafter	101.9
Total	$315.8

At May 30, 2020, the weighted average remaining lease term and weighted average discount rate for operating leases were 7 years and 3.1%, respectively.
During the year ended May 30, 2020, the cash paid for leases included in the measurement of the liabilities and the operating cash flows was $49.2 million and the right of use assets obtained in exchange for new liabilities was $13.4 million.

8. Employee Benefit Plans
The Company maintains retirement benefit plans for substantially all of its employees.

Pension Plan
One of the Company's wholly owned foreign subsidiaries has a defined-benefit pension plan based upon an average final pay benefit calculation. The measurement date for this plan is the last day of the fiscal year and the plan is frozen to new participants.

Herman Miller, Inc. and Subsidiaries 66

Benefit Obligations and Funded Status
The following table presents, for the fiscal years noted, a summary of the changes in the projected benefit obligation, plan assets and funded status of the Company's pension plan:

	Pension Benefit
(In millions)	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$109.1	$105.9
Interest cost	2.4	2.7
Plan Amendments	—	0.9
Foreign exchange impact	(2.9)	(6.0)
Actuarial loss (gain)	21.0	9.7
Benefits paid	(3.1)	(4.1)
Benefit obligation at end of year	$126.5	$109.1

Change in plan assets:
Fair value of plan assets at beginning of year	$88.2	$94.6
Actual return on plan assets	4.7	2.5
Foreign exchange impact	(2.0)	(5.1)
Employer contributions	0.3	0.3
Benefits paid	(3.1)	(4.1)
Fair value of plan assets at end of year	$88.1	$88.2

Funded status:
Under funded status at end of year	$(38.4)	$(20.9)

Components of the amounts recognized in the Consolidated Balance Sheets:
Current liabilities	$—	$—
Non-current liabilities	$(38.3)	$(20.9)

Components of the amounts recognized in Accumulated other comprehensive loss before the effect of income taxes:
Prior service cost	$0.7	$0.8
Unrecognized net actuarial loss (gain)	$63.2	$47.3
Accumulated other comprehensive loss	$63.9	$48.1

The accumulated benefit obligation for the Company's pension plan totaled $123.9 million and $105.4 million as of fiscal 2020 and fiscal 2019, respectively.

The following table is a summary of the annual cost of the Company's pension plan:

Components of Net Periodic Benefit Costs and Other Changes Recognized in Other Comprehensive Income (Loss):
(In millions)	2020	2019	2018
Interest cost	$2.4	$2.7	$2.7
Expected return on plan assets	(4.4)	(4.5)	(5.6)
Amortization of prior service costs	0.1	0.1	—
Amortization of net (gain)/loss	3.2	2.7	4.2
Net periodic benefit cost	$1.3	$1.0	$1.3

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
(In millions)	2020	2019
Net actuarial (gain) loss	$20.6	$11.7
Net amortization	(4.8)	(2.7)
Total recognized in other comprehensive loss	$15.8	$9.0

The net actuarial loss, included in accumulated other comprehensive loss (pretax), expected to be recognized in net periodic benefit cost during fiscal 2021 is $4.9 million.

67 2020 Annual Report

Actuarial Assumptions
The weighted-average actuarial assumptions used to determine the benefit obligation amounts and the net periodic benefit cost for the Company's pension plan are as follows:

Weighted-average assumptions used in the determination of net periodic benefit cost:
(Percentages)	2020	2019	2018
Discount rate	2.39	2.87	2.49
Compensation increase rate	3.20	3.10	3.25
Expected return on plan assets	4.80	4.80	6.10

Weighted-average assumptions used in the determination of the projected benefit obligations:
Discount rate	1.66	2.39	2.87
Compensation increase rate	2.75	3.20	3.10

The Company uses a full yield curve approach to estimate the interest component of net periodic benefit cost for pension benefits. This method applies the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows.

Plan Assets and Investment Strategies
The Company's employee benefit plan assets consist mainly of listed fixed income obligations and common/collective trusts. The Company's primary objective for invested pension plan assets is to provide for sufficient long-term growth and liquidity to satisfy all of its benefit obligations over time. Accordingly, the Company has developed an investment strategy that it believes maximizes the probability of meeting this overall objective. This strategy includes the development of a target investment allocation by asset category in order to provide guidelines for making investment decisions. This target allocation emphasizes the long-term characteristics of individual asset classes as well as the diversification among multiple asset classes. In developing its strategy, the Company considered the need to balance the varying risks associated with each asset class with the long-term nature of its benefit obligations. The Company's strategy moving forward will be to increase the level of fixed income investments as the funding status improves, thereby more closely matching the return on assets with the liabilities of the plans.

The Company utilizes independent investment managers to assist with investment decisions within the overall guidelines of the investment strategy. The target asset allocation at the end of fiscal 2020 and asset categories for the Company's pension plan for fiscal 2020 and 2019 are as follows:

Asset Category	Targeted Asset Allocation Percentage		Percentage of Plan Assets at Year End
	2020	2019	2020	2019
Fixed income	35%	35%	37%	33%
Common collective trusts	65%	65%	63%	67%
Total			100%	100%

(In millions)		May 30, 2020
Asset Category		Level 1	Level 2	Total
Foreign government obligations		—	31.4	31.4
Common collective trusts-balanced		—	56.7	56.7
Total		$—	$88.1	$88.1

(In millions)		June 1, 2019
Asset Category		Level 1	Level 2	Total
Foreign government obligations		—	29.3	29.3
Common collective trusts-balanced		—	58.9	58.9
Total		$—	$88.2	$88.2

Herman Miller, Inc. and Subsidiaries 68

Cash Flows
The Company reviews pension funding requirements to determine the contribution to be made in the next year. Actual contributions will be dependent upon investment returns, changes in pension obligations and other economic and regulatory factors. During fiscal 2020 and fiscal 2019, the Company made total cash contributions of $0.9 million to its benefit plans.

The following represents a summary of the benefits expected to be paid by the plan in future fiscal years. These expected benefits were estimated based on the same actuarial valuation assumptions used to determine benefit obligations at May 30, 2020.

(In millions)	Pension Benefits
2021	$2.4
2022	$2.4
2023	$2.5
2024	$2.5
2025	$2.6
2026-2030	$13.9

Profit Sharing, 401(k) Plan, and Core Contribution
Substantially all of the Company’s domestic employees are eligible to participate in a defined contribution retirement plan, primarily the Herman Miller, Inc. profit sharing and 401(k) plan (the "plan"). Employees under the plan are eligible to begin participating on their date of hire. Effective June 2017, the Company matches 100 percent of employee contributions to their 401(k) accounts up to 3 percent of their pay which was subsequently increased to 4 percent in September 2017 for all eligible employees. A core contribution of 4 percent is also included for most participants of the plan. There was an additional 1 percent contribution added to the quarterly Core Contribution for the quarter prior to the increased Employer Matching Contribution effective September 3, 2017. During the fourth quarter of fiscal 2020, the Company elected to temporarily suspend the Company's Core Contribution and 401(k) matches in order to reduce costs and preserve liquidity.

There were no Herman Miller, Inc. profit sharing contributions made in fiscal 2020, fiscal 2019 or fiscal 2018. The expense recorded for the Company's 401(k) matching and core contributions was $22.2 million, $25.4 million and $24.9 million in fiscal years 2020, 2019 and 2018, respectively.

9. Common Stock and Per Share Information
The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three fiscal years:

(In millions, except shares)	2020	2019	2018
Numerator:
Numerator for both basic and diluted EPS, Net (loss) earnings attributable to Herman Miller, Inc.	$(9.1)	$160.5	$128.1

Denominator:
Denominator for basic EPS, weighted-average common shares outstanding	58,920,653	59,011,945	59,681,268
Potentially dilutive shares resulting from stock plans	—	369,846	630,037
Denominator for diluted EPS	58,920,653	59,381,791	60,311,305

Equity awards of 142,224 shares, 218,037 shares and 348,089 shares of common stock were excluded from the denominator for the computation of diluted earnings per share for the fiscal years ended May 30, 2020, June 1, 2019 and June 2, 2018, respectively, because they were anti-dilutive.

69 2020 Annual Report

Common Stock
The Company has a share repurchase plan authorized by the Board of Directors on January 16, 2019, which provides a share repurchase authorization of $250.0 million with no specified expiration date. The approximate dollar value of shares available for purchase under the plan at May 30, 2020 was $237.6 million. During fiscal year 2020, 2019, and 2018, shares repurchased and retired under the current and past repurchase plans totaled 641,192, 1,326,023, and 1,356,156 shares respectively.

10. Stock-Based Compensation
The Company utilizes equity-based compensation incentives as a component of its employee and non-employee director and officer compensation philosophy. Currently, these incentives consist principally of stock options, restricted stock, restricted stock units and performance share units. The Company also offers a stock purchase plan for its domestic and certain international employees. The Company issues shares in connection with its share-based compensation plans from authorized, but unissued, shares. At May 30, 2020 there were 5,991,307 shares authorized under the various stock-based compensation plans.

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

The Company classifies pre-tax stock-based compensation expense primarily within Operating expenses in the Consolidated Statements of Comprehensive Income. Pre-tax compensation expense and the related income tax benefit for all types of stock-based programs were as follows for the periods indicated:

(In millions)	May 30, 2020	June 1, 2019	June 2, 2018
Employee stock purchase program	$0.3	$0.3	$0.3
Stock option plans	0.6	(0.4)	2.6
Restricted stock units	3.9	4.6	3.9
Performance share units	(2.1)	2.8	0.9
Total	$2.7	$7.3	$7.7
Tax benefit	$0.5	$1.6	$2.3

As of May 30, 2020, total pre-tax stock-based compensation cost not yet recognized related to non-vested awards was approximately $3.2 million. The weighted-average period over which this amount is expected to be recognized is 1.2 years.

Employee Stock Purchase Program
Under the terms of the Company's Employee Stock Purchase Plan, 4 million shares of authorized common stock were reserved for purchase by plan participants at 85 percent of the market price. Shares of common stock purchased under the employee stock purchase plan were 70,145, 62,957, and 67,335 for the fiscal years ended 2020, 2019 and 2018 respectively.

Stock Options
The Company grants options to purchase the Company's stock to certain key employees and non-employee directors under its Long-Term Incentive Plan, as amended (the "LTIP") at a price not less than the market price of the Company's common stock on the date of grant. Under the current award program, all options become exercisable between one year and three years from date of grant and expire ten years from date of grant. Most options are subject to graded vesting with the related compensation expense recognized on a straight-line basis over the requisite service period.

Herman Miller, Inc. and Subsidiaries 70

In fiscal 2020 there were no stock option grants awarded to employees or non-employee directors. In fiscal 2019 there were two separate stock option valuation dates. Therefore the table below has been presented with the assumptions relevant to each valuation date. The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. In determining these values, the following weighted-average assumptions were used for the options granted during the fiscal years indicated:

	2020	2019	2018
Risk-free interest rates (1)	N/A	2.65-2.70%	1.79%
Expected term of options (2)	N/A	4.4 years	4.6 years
Expected volatility (3)	N/A	27%	26%
Dividend yield (4)	N/A	2.18-2.33%	2.23%
Weighted-average grant-date fair value of stock options:
Granted with exercise prices equal to the fair market value of the stock on the date of grant	N/A	$8.05	$6.39

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
(4) Represents the quarterly dividend divided by the three-month average stock price as of the grant date, annualized and continuously compounded.

The following is a summary of the transactions under the Company's stock option plan:

	Shares Under Option	Weighted-Average Exercise Prices	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Term (Years)
Outstanding at June 1, 2019	790,059	$32.17	$3.0	5.8
Exercised	(423,815)	$31.63
Forfeited or expired	(4,828)	$33.38
Outstanding at May 30, 2020	361,416	$32.80	$0.2	5.8
Ending vested + expected to vest	361,416	$32.80	$0.2	5.8
Exercisable at end of period	186,952	$29.80	$0.2	5.2

The weighted-average remaining recognition period of the outstanding stock options at May 30, 2020 was 1.0 years. The total pre-tax intrinsic value of options exercised during fiscal 2020, 2019 and 2018 was $5.5 million, $3.3 million and $5.0 million, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company's closing stock price as of the end of the period presented, which would have been received by the option holders had all option holders exercised in-the-money options as of that date. Total cash received during fiscal 2020 from the exercise of stock options was approximately $12 million.

Restricted Stock Units
The Company grants restricted stock units to certain key employees under its LTIP. This program provides that the actual number of restricted stock units awarded is based on the value of a portion of the participant's long-term incentive compensation divided by the fair value of the Company's stock on the date of grant. The awards generally cliff-vest after a three-year service period, with prorated vesting under certain circumstances and full or partial accelerated vesting upon retirement. Each restricted stock unit represents one equivalent share of the Company's common stock to be awarded, free of restrictions, after the vesting period. Compensation expense related to these awards is recognized over the requisite service period, which includes any applicable performance period. Dividend equivalent awards are credited quarterly. The units do not entitle participants to the rights of stockholders of common stock, such as voting rights, until shares are issued after vesting.

71 2020 Annual Report

The following is a summary of restricted stock unit transactions for the fiscal years indicated:

	Share Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Term (Years)
Outstanding at June 1, 2019	311,281	$33.93	$11.0	1.1
Granted	90,551	$44.70
Forfeited	(14,378)	$40.07
Released	(143,680)	$34.79
Outstanding at May 30, 2020	243,774	$37.02	$5.6	1.3
Ending vested + expected to vest	240,824	$37.00	$5.5	1.3

The weighted-average remaining recognition period of the outstanding restricted stock units at May 30, 2020, was 1.2 years. The fair value of the share units that vested during the twelve months ended May 30, 2020, was $5.9 million. The weighted average grant-date fair value of restricted stock units granted during 2020, 2019, and 2018 was $44.70, $37.81 and $35.28 respectively.

Performance Share Units
The Company grants performance share units to certain key employees under its LTIP. The number of units initially awarded was based on the value of a portion of the participant's long-term incentive compensation, divided by the fair value of the Company's common stock on the date of grant. Each unit represents one equivalent share of the Company's common stock. The number of common shares ultimately issued in connection with these performance share units is determined based on the Company's financial performance over the related three-year service period or the Company's financial performance based on certain total shareholder return results as compared to a selected group of peer companies. Compensation expense is determined based on the grant-date fair value and the number of common shares projected to be issued and is recognized over the requisite service period.

The following is a summary of performance share unit transactions for the fiscal years indicated:

	Share Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Term (Years)
Outstanding at June 1, 2019	323,356	$33.48	$11.5	1.1
Granted	188,719	$45.71
Forfeited	(127,538)	$31.79
Outstanding at May 30, 2020	384,537	$37.95	$8.9	1.3
Ending vested + expected to vest	384,537	$37.95	$8.9	1.3

The weighted-average remaining recognition period of the outstanding performance share units at May 30, 2020, was 1.3 years. The fair value for shares that vested during the twelve months ended May 30, 2020, was zero. The weighted average grant-date fair value of performance share units granted during 2020, 2019, and 2018 was $45.71, $36.37, and $31.28 respectively.

Deferred Compensation Plan
The Herman Miller, Inc. Executive Equalization Retirement Plan is a supplemental deferred compensation plan and was made available for salary deferrals and Company contributions beginning in January 2008. The plan is available to a select group of management or highly compensated employees who are selected for participation by the Executive Compensation Committee of the Board of Directors. The plan allows participants to defer up to 50 percent of their base salary and up to 100 percent of their incentive cash bonus. Company contributions to the plan “mirror” the amounts the Company would have contributed to the various qualified retirement plans had the employee's compensation not been above the IRS statutory ceiling ($285,000 in 2020). The Company does not guarantee a rate of return for these funds. Instead, participants make investment elections for their deferrals and Company contributions. Investment options are closely aligned to those available under the Herman Miller Profit Sharing and 401(k) Plan.

Herman Miller, Inc. and Subsidiaries 72

The Nonemployee Officer and Director Deferred Compensation Plan allows the Board of Directors of the Company to defer a portion of their annual director fee. Investment options are the same as those available under the Herman Miller Profit Sharing and 401(k) Plan, including Company stock.

In accordance with the terms of the Executive Equalization Plan and Nonemployee Officer and Director Deferred Compensation Plan, the salary and bonus deferrals, Company contributions and director fee deferrals have been placed in a Rabbi trust. The assets in the Rabbi trust remain subject to the claims of creditors of the Company and are not the property of the participant. Investments in securities other than the Company's common stock are included within the Other assets line item, while investments in the Company's stock are included in the line item Deferred compensation plan in the Company's Consolidated Balance Sheets. A liability of the same amount is recorded on the Consolidated Balance Sheets within the Other liabilities line item. Investment asset realized and unrealized gains and losses are recognized within the Company's Consolidated Statements of Comprehensive Income in the Interest and other investment income line item. The associated changes to the liability are recorded as compensation expense within the Selling, general and administrative line item within the Company's Consolidated Statements of Comprehensive Income. The net effect of any change to the asset and corresponding liability is offset and has no impact on Net earnings in the Consolidated Statements of Comprehensive Income.

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

	2020	2019	2018
Shares of common stock	7,769	10,185	8,828
Shares through the deferred compensation program	1,045	7,619	2,207

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

For tax years beginning after December 31, 2017, the Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The Company elected to account for tax expense related to GILTI in the year the tax is incurred.

The components of (loss) earnings before income taxes are as follows:

(In millions)	2020	2019	2018
Domestic	$(75.6)	$136.2	$121.6
Foreign	62.2	58.9	46.5
Total	$(13.4)	$195.1	$168.1

73 2020 Annual Report

The provision (benefit) for income taxes consists of the following:

(In millions)	2020	2019	2018
Current: Domestic - Federal	$12.0	$19.0	$30.2
Domestic - State	5.7	6.4	4.3
Foreign	13.3	12.9	10.7
	31.0	38.3	45.2
Deferred: Domestic - Federal	(16.8)	1.0	(4.1)
Domestic - State	(3.9)	(0.2)	0.1
Foreign	(4.3)	0.5	1.2
	(25.0)	1.3	(2.8)
Total income tax provision	$6.0	$39.6	$42.4

The following table represents a reconciliation of income taxes at the United States statutory rate of 21% for 2020 and 2019, and 29.1% for 2018 with the effective tax rate as follows:

(In millions)	2020	2019	2018
Income taxes computed at the United States Statutory rate	$(2.8)	$41.0	$49.0
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal income tax benefit	1.4	4.9	3.3
Non-deductible goodwill impairment	17.1	—	—
Gain on consolidation of equity method investments	(5.5)	—	—
Remeasurement of U.S. deferred tax assets and liabilities due to the Tax Act	—	(0.2)	(8.9)
U.S. tax liability on undistributed foreign earnings due to the Tax Act	—	(2.6)	9.0
Foreign-derived intangible income	(1.4)	(3.1)	—
Global intangible low-taxed income	5.9	6.9	—
Foreign statutory rate differences	0.7	1.9	(4.0)
Manufacturing deduction under the American Jobs Creation Act of 2004	—	—	(2.7)
Research and development credit	(4.4)	(5.3)	(4.2)
Foreign offshore income claim	(1.7)	(0.7)	—
Foreign tax credit	(5.8)	(5.7)	(2.4)
Foreign withholding taxes and other miscellaneous foreign taxes	2.7	0.8	1.9
Other, net	(0.2)	1.7	1.4
Income tax expense	$6.0	$39.6	$42.4
Effective tax rate	(44.9)%	20.3%	25.2%

Herman Miller, Inc. and Subsidiaries 74

The tax effects and types of temporary differences that give rise to significant components of the deferred tax assets and liabilities at May 30, 2020 and June 1, 2019, are as follows:

(In millions)	2020	2019
Deferred tax assets:
Compensation-related accruals	$14.2	$13.1
Accrued pension and post-retirement benefit obligations	9.6	7.2
Deferred revenue	3.7	6.1
Inventory related	3.9	1.2
Other reserves and accruals	7.9	8.1
Warranty	14.0	12.3
State and local tax net operating loss carryforwards and credits	2.5	2.5
Federal net operating loss carryforward	1.2	1.4
Foreign tax net operating loss carryforwards and credits	8.4	9.1
Accrued step rent and tenant reimbursements	0.7	4.2
Interest rate swap	6.1	0.3
Lease liability	52.5	—
Other	6.9	4.7
Subtotal	131.6	70.2
Valuation allowance	(10.6)	(10.4)
Total	$121.0	$59.8

Deferred tax liabilities:
Book basis in property in excess of tax basis	$32.0	$26.6
Intangible assets	43.6	34.6
Right of use lease assets	44.7	—
Other	3.4	2.4
Total	$123.7	$63.6

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
At May 30, 2020, the Company had state and local tax NOL carry-forwards of $22.0 million, the state tax benefit of which is $1.2 million, which have various expiration periods from 1 to 21 years. The Company also had state credits with a state tax benefit of $1.3 million, which expire in 2 to 6 years. For financial statement purposes, the NOL carry-forwards and state tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $1.6 million.

At May 30, 2020, the Company had federal NOL carry-forwards of $5.9 million, the tax benefit of which is $1.2 million, which expire in 9 years. For financial statement purposes, the NOL carry-forwards have been recognized as deferred tax assets.

At May 30, 2020, the Company had federal deferred assets of $2.3 million, the tax benefit of which is $0.5 million, which is related to investments in various foreign joint ventures. For financial statement purposes, the assets have been recognized as deferred tax assets, subject to a valuation allowance of $0.5 million.

At May 30, 2020, the Company had foreign net operating loss carry-forwards of $37.7 million, the tax benefit of which is $8.4 million, which have expiration periods from 8 years to an unlimited term. For financial statement purposes, the NOL carry-forwards have been recognized as deferred tax assets, subject to a valuation allowance of $7.7 million.

At May 30, 2020, the Company had foreign deferred assets of $4.2 million, the tax benefit of which is $0.8 million, which is related to various deferred taxes in Hong Kong and Brazil as well as buildings in the United Kingdom. For financial statement purposes, the assets have been recognized as deferred tax assets, subject to a valuation allowance of $0.8 million.

75 2020 Annual Report

The Company intends to repatriate $29.1 million in cash held in certain foreign jurisdictions and as such has recorded a deferred tax liability related to foreign withholding taxes on these future dividends received in the U.S. from foreign subsidiaries of $1.8 million. A significant portion of this cash was previously taxed under the U.S. Tax Cut and Jobs Act (TCJA) one-time U.S. tax liability on undistributed foreign earnings. The Company intends to remain indefinitely reinvested in the remaining undistributed earnings outside the U.S, which was $221.5 million on May 30, 2020. Determination of the total amount of unrecognized deferred income tax on the remaining undistributed earnings of foreign subsidiaries is not practicable.

The components of the Company's unrecognized tax benefits are as follows:

(In millions)
Balance at June 2, 2018	$3.2
Increases related to current year income tax positions	0.4
Increases related to prior year income tax positions	0.1
Decreases related to prior year income tax positions	(0.4)
Decreases related to lapse of applicable statute of limitations	(0.3)
Decreases related to settlements	(1.1)
Balance at June 1, 2019	$1.9
Increases related to current year income tax positions	0.3
Decreases related to prior year income tax positions	(0.1)
Decreases related to lapse of applicable statute of limitations	(0.2)
Balance at May 30, 2020	$1.9

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

The Company recognizes interest and penalties related to unrecognized tax benefits through Income tax expense in its Consolidated Statements of Comprehensive Income. Interest and penalties and the related liability, which are excluded from the table above, were as follows for the periods indicated:

(In millions)	May 30, 2020	June 1, 2019	June 2, 2018
Interest and penalty expense (income)	$0.1	$(0.3)	$0.1
Liability for interest and penalties	$0.8	$0.7

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

During the year, the Company has partially closed the audit of fiscal 2019 with the Internal Revenue Service under the Compliance Assurance Process (CAP). The audit of fiscal 2018 also remains partially closed. For the majority of the remaining tax jurisdictions, the Company is no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2017.

Herman Miller, Inc. and Subsidiaries 76

12. Fair Value
The Company's financial instruments consist of cash equivalents, marketable securities, accounts and notes receivable, deferred compensation plan, accounts payable, debt, interest rate swaps, foreign currency exchange contracts, redeemable noncontrolling interests, indefinite-lived intangible assets and right of use assets. The Company's financial instruments, other than long-term debt, are recorded at fair value. The carrying value and fair value of the Company's long-term debt, including current maturities, is as follows for the periods indicated:

(In millions)	May 30, 2020	June 1, 2019
Carrying value	$591.3	$285.0
Fair value	$594.0	$287.8

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

The following table sets forth financial assets and liabilities measured at fair value through net income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of May 30, 2020 and June 1, 2019:

(In millions)	May 30, 2020		June 1, 2019
Financial Assets	NAV	Quoted Prices With Other Observable Inputs (Level 2)	NAV	Quoted Prices With Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$283.7	$—	$69.5	$—
Mutual funds - equity	—	0.7	—	0.9
Foreign currency forward contracts	—	1.1	—	—
Deferred compensation plan	—	13.2	—	12.5
Total	$283.7	$15.0	$69.5	$13.4

Financial Liabilities
Foreign currency forward contracts	$—	$0.8	$—	$1.4
Total	$—	$0.8	$—	$1.4

The following describes the methods the Company uses to estimate the fair value of financial assets and liabilities recorded in other comprehensive income, which have not significantly changed in the current period:

Mutual funds-fixed income — The Company's fixed-income securities primarily include fixed income mutual funds and government obligations. These investments are recorded at fair value using quoted prices for similar securities.

77 2020 Annual Report

Interest rate swap agreements — The value of the Company's interest rate swap agreements is determined using a market approach based on rates obtained from active markets. The interest rate swap agreements are designated as cash flow hedging instruments.

The following table sets forth financial assets and liabilities measured at fair value through other comprehensive income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of May 30, 2020 and June 1, 2019.

(In millions)	May 30, 2020	June 1, 2019
Financial Assets	Quoted Prices with Other Observable Inputs (Level 2)	Quoted Prices with Other Observable Inputs (Level 2)
Mutual funds - fixed income	$6.3	$7.9
Interest rate swap agreement	—	1.0
Total	$6.3	$8.9

Financial Liabilities
Interest rate swap agreement	$25.0	$2.2
Total	$25.0	$2.2

The following is a summary of the carrying and market values of the Company's fixed income mutual funds and equity mutual funds as of the dates indicated:

	May 30, 2020			June 1, 2019
(In millions)	Cost	Unrealized Gain/(Loss)	Market Value	Cost	Unrealized Gain/(Loss)	Market Value
Mutual funds - fixed income	$6.2	$0.1	$6.3	$7.9	$—	$7.9
Mutual funds - equity	0.6	0.1	0.7	0.8	0.1	0.9
Total	$6.8	$0.2	$7.0	$8.7	$0.1	$8.8

The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in the Consolidated Statements of Comprehensive Income within "Other expense (income), net".

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

Derivative Instruments and Hedging Activities
Foreign Currency Forward Contracts
The Company transacts business in various foreign currencies and has established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Under this program, the Company's strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. These foreign currency exposures typically arise from net liability or asset exposures in non-functional currencies on the balance sheets of our foreign subsidiaries. These foreign currency forward contracts generally settle within 30 days and are not used for trading purposes. These forward contracts are not designated as hedging instruments. Accordingly, we record the fair value of these contracts as of the end of the

Herman Miller, Inc. and Subsidiaries 78

reporting period in the Consolidated Balance Sheets with changes in fair value recorded within the Consolidated Statements of Comprehensive Income. The balance sheet classification for the fair values of these forward contracts is to "Other current assets" for unrealized gains and to "Other accrued liabilities" for unrealized losses. The Consolidated Statements of Comprehensive Income classification for the fair values of these forward contracts is to "Other expense (income), net", for both realized and unrealized gains and losses.

The notional amounts of the forward contracts held to purchase and sell U.S. dollars in exchange for other major international currencies were $52.6 million and $38.1 million as of May 30, 2020 and June 1, 2019, respectively. The notional amounts of the foreign currency forward contracts held to purchase and sell British pound sterling in exchange for other major international currencies were £27.5 million and £19.2 million as of May 30, 2020 and June 1, 2019, respectively. The Company also has other forward contracts related to other currency pairs at varying notional amounts.

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

The interest rate swaps were designated cash flow hedges at inception and the facts and circumstances of the hedged relationship remains consistent with the initial quantitative effectiveness assessment in that the hedged instruments remain an effective accounting hedge as of May 30, 2020. Since a designated derivative meets hedge accounting criteria, the fair value of the hedge is recorded in the Consolidated Statements of Stockholders’ Equity as a component of Accumulated other comprehensive loss, net of tax. The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings. The interest rate swap agreements are assessed for hedge effectiveness on a quarterly basis.

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

The fair value of the Company’s two outstanding interest rate swap agreements was a net liability of $25.0 million and $1.2 million as of May 30, 2020 and June 1, 2019, respectively. The liability and asset fair value were recorded within "Other liabilities" and "Other noncurrent assets" within the Consolidated Balance Sheets. Recorded within Other comprehensive loss, net of tax, for the effective portion of the Company's designated cash flow hedges was a net unrealized loss of $17.2 million and $12.8 million for the fiscal years ended May 30, 2020 and June 1, 2019, respectively.

For fiscal 2020, 2019 and 2018, there were no gains or losses recognized against earnings for hedge ineffectiveness.

79 2020 Annual Report

Effects of Derivatives on the Financial Statements
The effects of derivatives on the consolidated financial statements were as follows for the fiscal years ended 2020 and 2019 (amounts presented exclude any income tax effects):

(In millions)	Balance Sheet Location	May 30, 2020	June 1, 2019
Designated derivatives:
Interest rate swap	Long-term assets: Other noncurrent assets	$—	$1.0
Interest rate swap	Long-term liabilities: Other liabilities	$25.0	$2.2
Non-designated derivatives:
Foreign currency forward contracts	Current assets: Other current assets	$1.1	$—
Foreign currency forward contracts	Current liabilities: Other accrued liabilities	$0.8	$1.4

		Fiscal Year
(In millions)	Statement of Comprehensive Income Location	May 30, 2020	June 1, 2019	June 2, 2018
(Loss) gain recognized on foreign currency forward contracts	Other expense (income), net	$(1.1)	$0.3	$0.4

The gain/(loss) recorded, net of income taxes, in Other comprehensive loss for the effective portion of designated derivatives was as follows for the periods presented below:

	Fiscal Year
(In millions)	May 30, 2020	June 1, 2019	June 2, 2018
Interest rate swap	$(17.2)	$(12.8)	$7.5

Reclassified from Accumulated other comprehensive loss into earnings within "Interest expense" for the fiscal years ended 2020, 2019, and 2018 were gains of $0.8 million and losses of $0.5 million, and $0.3 million, respectively. Pre-tax gains expected to be reclassified from Accumulated other comprehensive loss into earnings during the next twelve months are $4.3 million. The amount of gain, net of tax, expected to be reclassified out of Accumulated other comprehensive loss into earnings during the next twelve months is $3.2 million.

Investments in Equity Securities Without a Readily Determinable Fair Value
In the fourth quarter of fiscal 2019, the Company recorded a gain from a $2.1 million fair value adjustment in an investment in a technology partner, which increased the total carrying value of the investment to $3.6 million as of June 1, 2020. The gain was the result of an observable price change for a similar investment in the same entity. There were no similar gains in fiscal 2020.
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests are reported on the Condensed Consolidated Balance Sheets in mezzanine equity in “Redeemable noncontrolling interests.” These financial instruments represent a level 3 fair value measurement.

As of June 1, 2019, the outstanding redeemable noncontrolling interests in the Company's subsidiary, Herman Miller Consumer Holdings, Inc. ("HMCH") were $20.6 million, and represented an approximate 5% minority ownership. During August 2019, the Company acquired all of the remaining redeemable noncontrolling equity interests. HMCH redeemed certain HMCH stock for cash and then, in August 2019, HMCH merged with and into the Company, with the remaining minority HMCH shareholders receiving a cash payment. Total cash paid of $20.4 million for the redemptions and for merger consideration was at fair market value based on an independent appraisal. This compares to purchases of $10.1 million during the twelve month period ended June 1, 2019.

Herman Miller, Inc. and Subsidiaries 80

Changes in the Company's redeemable noncontrolling interest in HMCH for the years ended May 30, 2020 and June 1, 2019 are as follows:

(In millions)	May 30, 2020	June 1, 2019
Beginning Balance	$20.6	$30.5
Purchase of HMCH redeemable noncontrolling interests	(20.4)	(10.1)
Redemption value adjustment	(0.2)	—
Exercised options	—	0.2
Ending Balance	$—	$20.6

On December 2, 2019, the Company purchased an additional 34% equity voting interest in HAY. Upon increasing its ownership to 67%, the Company obtained a controlling financial interest and consolidated the financial results of HAY. Additionally, the Company is a party to options, that if exercised, would require it to purchase the remaining 33% of the equity in HAY, at fair market value. This remaining redeemable noncontrolling interest in HAY is classified outside permanent equity in the Consolidated Balance Sheets and is carried at the current estimated redemption amount. The Company recognizes changes to the redemption value of redeemable noncontrolling interests as they occur and adjusts the carrying value to equal the redemption value at the end of each reporting period. The redemption amounts have been estimated based on the fair value of the subsidiary, determined using discounted cash flow methods. This represents a level 3 fair value measurement.

Changes in the Company's redeemable noncontrolling interest in HAY for the year ended May 30, 2020 are as follows:

(In millions)	May 30, 2020
Beginning Balance	$—
Increase due to HAY acquisition	72.4
Redemption value adjustment	(17.6)
Net income attributable to redeemable noncontrolling interests	(5.1)
Foreign currency translation adjustments	$0.7
Ending Balance	$50.4

Other
The following table summarizes the valuation of our assets measured at fair value on a non-recurring basis as of May 30, 2020:

(In millions)	May 30, 2020
Assets:	Level 3
Indefinite-lived intangible assets	$92.8
DWR right of use assets	110.9

Not included in the above is goodwill related to the Retail and Maharam reporting units, as these were fully written down with a resulting impairment charge of $125.5 million in the fourth quarter of fiscal 2020.

The relief-from-royalty method for the quantitative impairment assessment for indefinite-lived intangible assets utilized discount rates ranging from 12.75% to 17.25% and royalty rates ranging from 1.00% to 3.00%. Based on the quantitative impairment assessment performed, the carrying value these assets exceeded their fair value, resulting in an impairment charge of $53.3 million in fiscal 2020.

See Note 1 and Note 7 to the Consolidated Financial Statements for additional information.

81 2020 Annual Report

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

	Year Ended
(In millions)	May 30, 2020	June 1, 2019	June 2, 2018
Accrual Balance — beginning	$53.1	$51.5	$47.7
Accrual for warranty matters	23.7	20.7	22.1
Settlements and adjustments	(17.6)	(19.1)	(18.3)
Accrual Balance — ending	$59.2	$53.1	$51.5

Guarantees
The Company is periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one year and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies. However, the Company is ultimately liable for claims that may occur against them. As of May 30, 2020, the Company had a maximum financial exposure related to performance bonds of approximately $4.4 million. The Company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The Company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded in respect to these bonds as of either May 30, 2020 or June 1, 2019.

The Company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of May 30, 2020, the Company had a maximum financial exposure from these standby letters of credit totaling approximately $9.4 million, all of which is considered usage against the Company's revolving line of credit. The Company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded as of May 30, 2020 and June 1, 2019.

Contingencies
The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect, if any, on the Company's Consolidated Financial Statements.

As of the end of fiscal 2020, outstanding commitments for future purchase obligations approximated $79.8 million.

Herman Miller, Inc. and Subsidiaries 82

14. Operating Segments
The Company's segments consist of North America Contract, International Contract and Retail.

In fiscal 2018, the Company's segments consisted of North American Furniture Solutions, ELA ("EMEA, Latin America, and Asia Pacific") Furniture Solutions, Specialty and Consumer. Effective in the fourth quarter of fiscal 2019, the Company has revised its reportable segments to combine the Specialty reportable segment with the North American Furniture Solutions reportable segment. The newly combined segment is called "North America Contract". There were no changes to the Company's ELA Furniture Solutions ("ELA") and Consumer segments, but each has been renamed. Effective in the fourth quarter of fiscal 2019, ELA is now named "International Contract" and Consumer is named "Retail". The Specialty segment (Maharam, Geiger, Nemschoff and the Herman Miller Collection) has been combined with the North America Contract segment under a common segment manager as of the fourth quarter fiscal 2019. The change in operating segments reflect the basis of how the Company internally reports and evaluates financial information used to make operating decisions. Prior year results disclosed in the table below have been revised to reflect these changes.

The North America Contract segment includes the operations associated with the design, manufacture and sale of furniture and textile products for work-related settings, including office, education, and healthcare environments, throughout the United States and Canada. The business associated with the Company's owned contract furniture dealers is also included in the North America Contract segment. In addition to the Herman Miller brand, this segment includes the operations associated with the design, manufacture and sale of high-craft furniture products and textiles including Geiger wood products, Maharam textiles, Nemschoff, naughtone and Herman Miller Collection products.

The International Contract segment includes the operations associated with the design, manufacture, and sale of furniture products, primarily for work-related settings in EMEA, Latin America and Asia-Pacific.

The Retail segment includes operations associated with the sale of modern design furnishings and accessories to third party retailers, as well as direct to consumer sales through e-commerce, direct mailing catalogs and DWR and HAY studios.

The Company also reports a “Corporate” category consisting primarily of unallocated expenses related to general corporate functions, including, but not limited to, certain legal, executive, corporate finance, information technology, administrative and acquisition-related costs. Management regularly reviews corporate costs and believes disclosing such information provides more visibility and transparency regarding how the chief operating decision maker reviews results of the Company. The accounting policies of the operating segments are the same as those of the Company.

83 2020 Annual Report

The performance of the operating segments is evaluated by the Company's management using various financial measures. The following is a summary of certain key financial measures for the years indicated:

	Year Ended
(In millions)	May 30, 2020	June 1, 2019	June 2, 2018
Net Sales:
North America Contract	$1,598.2	$1,686.5	$1,589.8
International Contract	502.8	492.2	434.5
Retail	385.6	388.5	356.9
Total	$2,486.6	$2,567.2	$2,381.2
Depreciation and Amortization:
North America Contract	$46.7	$46.8	$43.9
International Contract	17.4	10.5	10.2
Retail	14.7	14.1	12.1
Corporate	0.7	0.7	0.7
Total	$79.5	$72.1	$66.9
Operating Earnings (Loss):
North America Contract	$130.9	$189.7	$175.2
International Contract	18.2	57.8	36.9
Retail	(148.3)	5.3	13.9
Corporate	(39.2)	(49.3)	(47.1)
Total	$(38.4)	$203.5	$178.9
Capital Expenditures:
North America Contract	$53.7	$52.7	$46.0
International Contract	10.4	16.6	11.4
Retail	4.9	16.5	13.2
Corporate	—	—	—
Total	$69.0	$85.8	$70.6
Total Assets:
North America Contract	$769.5	$733.6	$677.4
International Contract	512.5	356.8	283.4
Retail	310.9	310.0	291.2
Corporate	461.0	168.9	227.5
Total	$2,053.9	$1,569.3	$1,479.5
Goodwill:
North America Contract	$182.3	$185.3	$185.3
International Contract	163.7	39.7	40.0
Retail	—	78.8	78.8
Corporate	—	—	—
Total	$346.0	$303.8	$304.1

The accounting policies of the operating segments are the same as those of the Company. Additionally, the Company employs a methodology for allocating corporate costs and assets with the underlying objective of this methodology being to allocate corporate costs according to the relative usage of the underlying resources and to allocate corporate assets according to the relative expected benefit. The majority of the allocations for corporate expenses are based on relative net sales. However, certain corporate costs, generally considered the result of isolated business decisions, are not subject to allocation and are evaluated separately from the rest of the regular ongoing business operations.

Herman Miller, Inc. and Subsidiaries 84

The Company's product offerings consist primarily of office furniture systems, seating, freestanding furniture, storage and casegoods. These product offerings are marketed, distributed and managed primarily as a group of similar products on an overall portfolio basis. The following is a summary of net sales estimated by product category for the years indicated:

	Year Ended
(In millions)	May 30, 2020	June 1, 2019	June 2, 2018
Net Sales:
Systems	$589.3	$668.0	$601.5
Seating	1,041.6	1,013.5	965.9
Freestanding and storage	496.9	505.4	465.1
Textiles	138.8	113.8	94.3
Other (1)	220.0	266.5	254.4
Total	$2,486.6	$2,567.2	$2,381.2
(1) “Other” primarily consists of uncategorized product sales and service sales.

Sales by geographic area are based on the location of the customer. Long-lived assets consist of long-term assets of the Company, excluding financial instruments, deferred tax assets and long-term intangibles. The following is a summary of geographic information for the years indicated. Individual foreign country information is not provided as none of the individual foreign countries in which the Company operates are considered material for separate disclosure based on quantitative and qualitative considerations.

	Year Ended
(In millions)	May 30, 2020	June 1, 2019	June 2, 2018
Net Sales:
United States	$1,795.8	$1,865.8	$1,737.9
International	690.8	701.4	643.3
Total	$2,486.6	$2,567.2	$2,381.2

Long-lived assets:
United States	$306.7	$422.1	$349.3
International	59.6	52.2	50.5
Total	$366.3	$474.3	$399.8

The Company estimates that no single dealer accounted for more than 4 percent of the Company's net sales in the fiscal year ended May 30, 2020. The Company estimates that its largest single end-user customer accounted for $122.9 million, $129.6 million and $109.8 million of the Company's net sales in fiscal 2020, 2019 and 2018, respectively. This represents approximately 5 percent, 5 percent and 5 percent of the Company's net sales in fiscal 2020, 2019 and 2018, respectively.
Approximately 3 percent of the Company's employees are covered by collective bargaining agreements, most of whom are employees of its Nemschoff and Herman Miller Holdings Limited subsidiaries.

85 2020 Annual Report

15. Accumulated Other Comprehensive Loss
The following table provides an analysis of the changes in accumulated other comprehensive loss for the years indicated:

	Year Ended
(In millions)	May 30, 2020	June 1, 2019	June 2, 2018
Cumulative translation adjustments at beginning of period	$(48.3)	$(34.1)	$(36.8)
Other comprehensive (loss) income	(7.7)	(14.2)	2.7
Balance at end of period	(56.0)	(48.3)	(34.1)

Pension and other post-retirement benefit plans at beginning of period	(45.0)	(37.2)	(47.6)
Other comprehensive (loss) income before reclassifications (net of tax of $3.5, $2.0, and($2.9))	(16.9)	(10.0)	5.3
Reclassification from accumulated other comprehensive income - Other, net	3.3	2.6	4.2
Tax (expense) benefit	(0.6)	(0.4)	0.9
Net reclassifications	2.7	2.2	5.1
Net current period other comprehensive (loss) income	(14.2)	(7.8)	10.4
Balance at end of period	(59.2)	(45.0)	(37.2)

Interest rate swap agreement at beginning of period	(0.9)	9.9	2.1
Cumulative effect of accounting change	—	1.5	—
Other comprehensive (loss) income before reclassifications (net of tax of $5.8, $5.3, and ($4.0))	(17.2)	(12.8)	7.5
Reclassification from accumulated other comprehensive income - Other, net	(0.8)	0.5	0.3
Net reclassifications	(0.8)	0.5	0.3
Net current period other comprehensive (loss) income	(18.0)	(12.3)	7.8
Balance at end of period	(18.9)	(0.9)	9.9

Unrealized holding gains on securities at beginning of period	—	0.1	0.1
Cumulative effect of accounting change	—	(0.1)	—
Other comprehensive income before reclassifications	0.1	—	—
Balance at end of period	0.1	—	0.1

Total Accumulated other comprehensive loss	$(134.0)	$(94.2)	$(61.3)

16. Restructuring Expenses
During the fourth quarter of fiscal 2018, the Company announced a facilities consolidation plan related to its International Contract segment. This impacted certain office and manufacturing facilities in the United Kingdom and China. The plan is expected to generate cost savings of approximately $3 million. To date, the Company recognized restructuring and impairment expenses of $7.8 million, with $1.4 million recognized in fiscal 2020 and the remainder in fiscal 2019 and 2018. These expenses related to the facilities consolidation plan, comprised primarily of an asset impairment recorded against an office building in the United Kingdom that was vacated and the consolidation of the Company's manufacturing facilities in China. No material future restructuring costs related to the plan are expected as the plan is substantially complete.

The office buildings and related assets of United Kingdom and China have a carrying value of approximately $7.8 million and meet the criteria to be designated as assets held for sale. Therefore these assets have been classified as current assets and included within "Other current assets" in the Consolidated Balance Sheets at May 30, 2020.

During the fourth quarter of fiscal 2019, the Company announced restructuring activities associated with profit improvement initiatives, including costs associated with an early retirement plan. The plan is expected to generate annual cost savings of approximately $10 million. To date, the Company has recognized $11.1 million of restructuring

Herman Miller, Inc. and Subsidiaries 86

expense related to the plan. During the year ended May 30, 2020, the Company recognized $1.7 million related to the plan. The early retirement plan is complete and no future costs related to this plan are expected.

In the second quarter of fiscal 2020, the North America Contract segment initiated restructuring discussions with labor unions related to its Nemschoff operation in Wisconsin. The discussions were concluded in the third quarter of fiscal 2020 and as a result, the Company anticipates the total estimated costs related to the actions will be approximately $5 million. These restructuring costs relate to potential partial outsourcing and in-sourcing strategies, long-lived asset impairments and employee-related costs. In conjunction with these discussions, during the year ended May 30, 2020, the Company has recorded $3.2 million in pre-tax restructuring expense related to this plan which is expected to be completed in fiscal 2021.

In the second quarter of fiscal 2020, the Company initiated a reorganization of the Global Sales and Product teams. The reorganization activities occurred primarily in the North America business with additional costs incurred Internationally. In the year ended May 30, 2020, the Company has recorded a total of $2.6 million in pre-tax restructuring expense related to this plan. The reorganization is complete and no future costs related to this plan are expected.

In the third quarter of fiscal 2020, the Company announced a reorganization of the Retail segment's leadership team. The Company recognized pre-tax severance and employee related restructuring expense of $2.2 million related to the plan. No material future restructuring costs related to the plan are expected as the plan is substantially complete.

The following table provides an analysis of the changes in the restructuring costs reserve for the above plans for the fiscal years ended June 1, 2019 and May 30, 2020:

(In millions)	Severance and Employee-Related	Exit or Disposal Activities	Total
June 2, 2018	$—	$—	$—
Restructuring Costs	7.0	3.2	$10.2
Amounts Paid	(0.2)	(2.1)	$(2.3)
June 1, 2019	$6.8	$1.1	$7.9
Restructuring Costs	9.9	1.2	$11.1
Amounts Paid	(10.8)	(1.5)	$(12.3)
May 30, 2020	$5.9	$0.8	$6.7

In the fourth quarter of fiscal 2020, the Company announced a restructuring plan (“May 2020 restructuring plan") to substantially reduce expenses in response to the impact of the COVID-19 pandemic and related restrictions. These activities included voluntary and involuntary reductions in its North American and international workforces. Combined, these actions resulted in the elimination of approximately 400 full-time positions throughout the Company in various businesses and functions. As the result of these actions, the Company projects an annualized expense reduction of approximately $40 million. The Company incurred severance and related charges of $15.3 million in fiscal 2020, consisting solely of cash expenditures for employee termination and severance costs to be paid in fiscal 2021.

The following table provides an analysis of the changes in the restructuring cost reserve for the May 2020 restructuring plan for the fiscal year ended May 30, 2020:

(In millions)	Severance and Employee-Related
Beginning Balance	$—
Restructuring Costs	15.3
Ending Balance	$15.3

87 2020 Annual Report

The following is a summary of restructuring expenses by segment for the fiscal years indicated:

	Year Ended
(In millions)	May 30, 2020	June 1, 2019	June 2, 2018
North America Contract	$18.7	$7.7	$1.8
International Contract	4.8	2.5	3.9
Retail	2.9	—	—
Total	$26.4	$10.2	$5.7

17. Variable Interest Entities
The Company has long-term notes receivable with a third-party owned dealer that are deemed to be variable interests in variable interest entity. The carrying value of these long-term notes receivable was $1.5 million and $1.6 million as of May 30, 2020 and June 1, 2019, respectively, and represents the Company’s maximum exposure to loss. The Company is not deemed to be the primary beneficiary of the variable interest entity as the entity controls the activities that most significantly impact the entity’s economic performance, including sales, marketing, and operations.

18. Quarterly Financial Data (Unaudited)
Set forth below is a summary of the quarterly operating results on a consolidated basis for the years ended May 30, 2020, June 1, 2019, and June 2, 2018.

(In millions, except per share data)		First Quarter (1)	Second Quarter (1)	Third Quarter (1)	Fourth Quarter (1)
2020	Net sales	$670.9	$674.2	$665.7	$475.7
	Gross margin	246.1	255.5	243.3	165.8
	Net earnings attributable to Herman Miller, Inc.	48.2	78.6	37.7	(173.7)
	Earnings per share-basic	0.82	1.33	0.64	(2.95)
	Earnings per share-diluted	0.81	1.32	0.64	(2.95)

2019	Net Sales	$624.6	$652.6	$619.0	$671.0
	Gross margin	225.1	235.6	221.0	248.2
	Net earnings attributable to Herman Miller, Inc.	35.8	39.3	39.2	46.2
	Earnings per share-basic	0.60	0.66	0.67	0.78
	Earnings per share-diluted	0.60	0.66	0.66	0.78

2018	Net sales	$580.3	$604.6	$578.4	$618.0
	Gross margin	216.9	222.1	205.8	228.3
	Net earnings attributable to Herman Miller, Inc.	33.1	33.5	29.8	31.8
	Earnings per share-basic	0.55	0.56	0.50	0.53
	Earnings per share-diluted	0.55	0.55	0.49	0.53
(1) For some line items, the sum of the quarters does not equal the annual balance reflected in the Consolidated Statements of Comprehensive Income due to rounding associated with the calculations on an individual quarter basis.

Herman Miller, Inc. and Subsidiaries 88

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of May 30, 2020, based on the original framework in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes the Company's internal control over financial reporting was effective as of May 30, 2020.

Management's assessment of internal control over financial reporting as of May 30, 2020 excludes naughtone’s and Hay’s internal control over financial reporting associated with total assets of approximately $95 million and $228 million, respectively, and net sales of approximately $16 million and $76 million, respectively, included in the consolidated financial statements of the Company as of and for the year ended May 30, 2020. Both of these companies were acquired in fiscal 2020.

KPMG LLP has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included herein.

/s/ Andrea R. Owen
Andrea R. Owen
Chief Executive Officer

/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer

89 2020 Annual Report

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Herman Miller, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheet of Herman Miller, Inc. and subsidiaries (the Company) as of May 30, 2020, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the year ended May 30, 2020, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts and Reserves (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of May 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 30, 2020, and the results of its operations and its cash flows for the year ended May 30, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 30, 2020 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired the remaining 47.5% interest in naughtone (Holdings) Limited and naughtone Manufacturing Ltd. (together, naughtone), and an additional 34% interest in HAY ApS (HAY) during the year ended May 30, 2020. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of May 30, 2020, naughtone’s and HAY’s internal control over financial reporting associated with total assets of $95 million and $228, respectively, and net sales of $16 million and $76 million, respectively, included in the consolidated financial statements of the Company as of and for the year ended May 30, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal controls over financial reporting of naughtone and HAY.

Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of June 2, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).

Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the

Herman Miller, Inc. and Subsidiaries 90

consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of acquired intangible assets - HAY acquisition
As discussed in Note 3 to the consolidated financial statements, the Company purchased an additional 34% equity voting interest of HAY on December 2, 2019, for net consideration of $79.0 million. The transaction increased the Company’s ownership to 67%, resulting in a controlling financial interest and was accounted for as a business combination. Accordingly, the purchase price, inclusive of the remeasurement of the previously held equity interest and non-controlling interest, was allocated to the assets acquired and liabilities assumed based on their respective fair values, including identified intangible assets of $118.9 million. To value the identified intangible assets, which included a tradename, product development and technology, and customer relationships, the Company used the income approach. The process required management to make significant judgments around the estimates and assumptions that would be used by a market participant, which included forecasted revenue growth rates, operating margins, royalty rates, and discount rates.

We identified the evaluation of the fair value of acquired intangible assets in the HAY acquisition as a critical audit matter because of the significant judgments made by management to estimate the fair values of the tradename, product development and technology, and customer relationship intangibles. Specifically, subjective and challenging auditor judgment was required to evaluate the selection of forecasted revenue growth rates, operating margins, royalty rates, and discount rates used to estimate the fair values of the intangibles. Additionally, the audit effort associated with the evaluation of the fair value of acquired intangible assets in the HAY acquisition required specialized skills and knowledge.

91 2020 Annual Report

The following are the primary procedures we performed to address this critical audit matter. We tested the design and evaluated the effectiveness of certain internal controls over the Company’s acquisition-date valuation process, including controls over the selection of forecasted revenue growth rates, operating margins, royalty rates and discount rates used to estimate the fair value of the HAY tradename, product development and technology, and customer relationship intangibles. We evaluated the reasonableness of management’s forecasted revenue growth rates and operating margins by comparing the forecasts to historical revenue growth rates and operating margins. We performed sensitivity analyses to assess the impact of reasonably possible changes to the key estimates and assumptions on the fair value of the acquired intangibles. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•	evaluating the Company’s discount rates by comparing the Company’s inputs to the discount rates to publicly available data for comparable entities and assessing the resulting discount rates,

•
evaluating the Company’s royalty rates by comparing the selected royalty rates to the forecasted operating margins of HAY and publicly available data for comparable licensing agreements and assessing the resulting royalty rates, and

•
testing the estimate of the fair values of the HAY tradename, product development and technology, and customer relationship intangibles using the Company’s cash flow estimates and discount rates, and comparing the results to the Company’s fair value estimates.

Goodwill impairment assessment
As discussed in Note 1 to the consolidated financial statements, the Company’s consolidated goodwill balance was $346.0 million as of May 30, 2020, of which $163.7 million, $0.0 million, and $0.0 million was related to the International, Maharam, and Retail reporting units, respectively. During the fourth quarter of the year ended May 30, 2020, the Company recorded a goodwill impairment loss of $36.7 million, and $88.8 million related to the Maharam and Retail reporting units, respectively. Goodwill is tested for impairment annually in the fourth quarter of each fiscal year, or more frequently, when events or changes in circumstances indicate that the fair value of a reporting unit has declined below its carrying value. To estimate the fair value of its reporting units, the Company utilized an income approach and a market approach that used observable comparable company information.

We identified the evaluation of goodwill for impairment for the International, Maharam, and Retail reporting units as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate the selection of forecasted revenue growth rates, operating margins, and discount rates used in the income approach. Additionally, the audit effort associated with the evaluation of goodwill for impairment for the International, Maharam, and Retail reporting units required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment evaluation, including controls over the selection of forecasted revenue growth rates, operating margins, and discount rates to estimate the fair value of the International, Maharam, and Retail reporting units. We evaluated the reasonableness of management’s forecasted revenue growth rates and operating margins by comparing the forecasts to historical revenue growth rates and operating margins, considering industry conditions and growth plans. We performed sensitivity analyses to assess the impact of reasonably possible changes to the forecasted revenue growth rates, operating margins, and discount rate assumptions on the reporting unit fair values. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•	evaluating the Company’s discount rates by comparing the Company’s inputs to the discount rates to publicly available data for comparable entities and assessing the resulting discount rates, and

•
testing the estimate of fair value for the International, Maharam, and Retail reporting units using the Company’s cash flow assumptions and discount rates and comparing the results to the Company’s fair value estimates.

Herman Miller, Inc. and Subsidiaries 92

Tradename impairment assessment
As discussed in Note 1 to the consolidated financial statements, the indefinite-lived intangible asset balance as of May 30, 2020 was $31.5 million, $39.3 million and $16.5 million related to the DWR (Design Within Reach), HAY, and Maharam tradenames, respectively. During the fourth quarter of the year ended May 30, 2020, the Company recorded an impairment loss of $23.6 million, $20.7 million and $6.5 million related to the DWR, HAY, and Maharam tradenames, respectively. Indefinite-lived intangible assets are tested for impairment annually in the fourth quarter of each fiscal year, or more frequently, when events or changes in circumstances indicate that the fair value of an indefinite-lived intangible asset has declined below its carrying value. To estimate the fair value of the indefinite-lived intangible assets, the Company utilizes the relief from royalty method.

We identified the evaluation of the DWR, HAY, and Maharam tradenames for impairment as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate the selection of forecasted revenue growth rates, discount rates, and royalty rates used to estimate the fair values of the DWR, HAY and Maharam tradenames. Additionally, the audit effort associated with the evaluation of the DWR, HAY, and Maharam tradenames for impairment required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s impairment evaluation for tradenames, including controls over the selection of forecasted revenue growth rates, discount rates, and royalty rates used to estimate the fair value of the DWR, HAY, and Maharam tradenames. We evaluated the reasonableness of management’s forecasted revenue growth rates by comparing the forecasts to historical revenue growth rates, considering industry conditions and growth plans. We performed sensitivity analyses to assess the impact of reasonably possible changes to the forecasted revenue growth rates, discount rate, and royalty rate assumptions on the fair values of the tradenames. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•	evaluating the Company’s discount rates by comparing the Company’s inputs to the discount rates to publicly available data for comparable entities and assessing the resulting discount rates;

•
evaluating the Company’s royalty rates by comparing the selected royalty rates to the forecasted operating margins of the sales associated with the tradenames and publicly available data for comparable licensing agreements and assessing the resulting royalty rates, and

•
testing the estimate of fair value of the DWR, HAY, and Maharam indefinite-lived tradenames using the Company’s estimated future revenue growth assumptions, royalty rates, and discount rates, and comparing the results to the Company’s fair value estimates.

Long-lived asset impairment assessment
As discussed in Note 1 to the consolidated financial statements, the DWR asset group, including right-of-use assets, was $122.7 million as of May 30, 2020. During the fourth quarter of the year ended May 30, 2020, the Company recorded long-lived asset impairment charges of $26.6 million related to right-of-use assets, customer relationships, and other long-lived assets within the DWR asset group. The Company performs an impairment assessment when circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. If a triggering event is identified, the Company compares the carrying amount of the asset group to the estimated undiscounted future cash flows expected to result from the use of the asset group. If the carrying amount of the asset group exceeds the estimated undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset group to its estimated fair value. To estimate the fair value of the asset group, the Company utilized an income approach for customer relationships, a market approach for right-of-use assets and a cost approach for other long-lived assets.

We identified the evaluation of the fair value of the right-of-use assets within the DWR asset group as a critical audit matter because of the significant judgments made by management to estimate fair value. Specifically, subjective and challenging auditor judgment was required to assess 1) relevant market-based rental comparatives adjusted for industry data trends, and 2) consideration of the remaining lease term, which were used to estimate the fair values of the right-of-use assets. Additionally, the audit effort associated with the evaluation of the fair value of the right-of-use assets within the DWR asset group required specialized skills and knowledge.

93 2020 Annual Report

The following are the primary procedures we performed to address this critical audit matter. We tested the design and evaluated the effectiveness of certain internal controls over the Company’s long-lived asset impairment assessment process, including controls over the determination of market-based rental comparatives, industry data trends, and consideration of the remaining lease term used to estimate the fair value of the right-of-use assets. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the significant assumptions used to estimate the fair value of the right-of-use assets by comparing the assumptions to 1) available market-based rental comparatives adjusted for industry data trends, and 2) considerations of the remaining lease term.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

Chicago, Illinois
July 28, 2020

Herman Miller, Inc. and Subsidiaries 94

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Herman Miller, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Herman Miller, Inc. and subsidiaries (the Company) as of June 1, 2019, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended June 1, 2019, and the related notes and financial statement schedule for each of the two years in the period ended June 1, 2019 listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 1, 2019, and the results of its operations and its cash flows for each of the two years in the period ended June 1, 2019, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2002 to 2019.

Grand Rapids, Michigan
July 30, 2019

95 2020 Annual Report

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None

Item 9A Controls and Procedures

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 30, 2020 and have concluded that as of that date, the Company's disclosure controls and procedures were effective.

(b)
Management's Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Independent Registered Public Accounting Firm. Refer to Item 8 for “Management's Report on Internal Control Over Financial Reporting.” The effectiveness of the Company's internal control over financial reporting has been audited by KPMG LLP, an independent registered accounting firm, as stated in its report included in Item 8.

(c)
Changes in Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting during the fourth quarter ended May 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B Other Information
None

Herman Miller, Inc. and Subsidiaries 96

PART III
Item 10 Directors, Executive Officers and Corporate Governance
Directors, Executive Officers, Promoters and Control Persons
Information relating to directors and director nominees of the Company is contained under the caption “Director and Executive Officer Information” in the Company's definitive Proxy Statement, relating to the Company's 2020 Annual Meeting of Stockholders, and the information within that section is incorporated by reference. Information relating to Executive Officers of the Company is included in Part I hereof entitled “Executive Officers of the Registrant.”

Compliance with Section 16(a) of the Exchange Act
Information relating to compliance with Section 16(a) of the Exchange Act is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive Proxy Statement, relating to the Company's 2020 Annual Meeting of Stockholders, and the information within that section is incorporated by reference.

Code of Ethics
The Company has adopted a Code of Conduct that serves as the code of ethics for the executive officers and senior financial officers and as the code of business conduct for all Company directors and employees. This code is made available free of charge through the “Legal” section of the Company's website at www.hermanmiller.com. Any amendments to, or waivers from, a provision of this code also will be posted to the Company's website.

Corporate Governance
Information relating to the identification of the audit committee, audit committee financial experts, and director nomination procedures of the Company is contained under the captions “Board Committees” and “Corporate Governance and Board Matters — Director Nominations” in the Company's definitive Proxy Statement, relating to the Company's 2020 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference.

Item 11 Executive Compensation
Information relating to executive compensation is contained under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination, Death, Disability, Retirement or Change in Control,” “Director Compensation,” “Director Compensation Table,” and “Compensation Committee Interlocks and Insider Participation” in the Company's definitive Proxy Statement, relating to the Company's 2020 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference. The information under the caption “Compensation Committee Report” is incorporated by reference, however, such information is not deemed filed with the Commission.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The sections entitled “Voting Securities and Principal Stockholders,” “Director and Executive Officer Information,” and “Equity Compensation Plan Information” in the Company's definitive Proxy Statement, relating to the Company's 2020 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference.

97 2020 Annual Report

Item 13 Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions contained under the captions “Related Party Transactions,” and “Corporate Governance and Board Matters — Determination of Independence of Board Members” in the Company's definitive Proxy Statement, relating to the Company's 2020 Annual Meeting of Stockholders and the information within these sections is incorporated by reference.

Item 14 Principal Accountant Fees and Services
Information relating to the ratification of the selection of the Company's independent public accountants and concerning the payments to our principal accountants and the services provided by our principal accounting firm set forth under the captions "Ratification of the Audit Committee's selection of Independent Registered Accounting Firm" and “Disclosure of Fees Paid to Independent Auditors” in the Company's definitive Proxy Statement, relating to the Company's 2020 Annual Meeting of Stockholders, and the information within that section is incorporated by reference.

Herman Miller, Inc. and Subsidiaries 98

PART IV
Item 15 Exhibits and Financial Statement Schedule

(a)	The following documents are filed as a part of this report:

	1.	Financial Statements

	The following Consolidated Financial Statements of the Company are included in this Annual Report on Form 10-K on the pages noted:

			Page Number in this Form 10-K
	Consolidated Statements of Comprehensive Income		43
	Consolidated Balance Sheets		44
	Consolidated Statements of Stockholders' Equity		45
	Consolidated Statements of Cash Flows		46
	Notes to the Consolidated Financial Statements		47
	Management's Report on Internal Control over Financial Reporting		89
	Reports of Independent Registered Public Accounting Firms		90

	2.	Financial Statement Schedule

	The following financial statement schedule is included in this Annual Report on Form 10-K on the pages noted:

			Page Number in this Form 10-K
	Schedule II-	Valuation and Qualifying Accounts and Reserves for the Years Ended May 30, 2020, June 1, 2019, and June 2, 2018.	102

All other schedules required by Form 10-K Annual Report have been omitted because they were not applicable, included in the Notes to the Consolidated Financial Statements, or otherwise not required under instructions contained in Regulation S-X.

	3.	Exhibits

	Refer to the Exhibit Index which is included below.

99 2020 Annual Report

Exhibit Index

(3)	Articles of Incorporation and Bylaws

	(a)	Restated Articles of Incorporation, dated October 8, 2018, are incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K Report dated October 8, 2018 (Commission File No. 001-15141).

	(b)	Amended and Restated Bylaws, dated April 9, 2019, are incorporated by reference to Exhibit 3 of the Registrant's Form 8-K Report dated April 9, 2019 (Commission File No. 001-15141).

(4)	Instruments Defining the Rights of Security Holders

(a)
Other instruments which define the rights of holders of long-term debt individually represent debt of less than 10% of total assets. In accordance with item 601(b)(4)(iii)(A) of regulation S-K, the Registrant agrees to furnish to the Commission copies of such agreements upon request.

	(b)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

(10)	Material Contracts

(a)
Herman Miller, Inc. 2011 Long-Term Incentive Plan, as amended by Sixth Amendment (2019) is incorporated by reference to Exhibit 10(a) of the Registrant's Form 10-K Report dated July 30, 2019 (Commission File No. 001-15141).(1)

(b)
Herman Miller, Inc. Nonemployee Officer and Director Deferred Compensation Plan is incorporated by reference to Exhibit 10(b) of the Registrant's Form 10-K Report dated July 26, 2016 (Commission File No. 001-15141).(1)

	(c)	Form of Management Continuity Agreement of the Registrant(1)

	(d)	Herman Miller, Inc. Executive Equalization Retirement Plan is incorporated by reference to Exhibit 10 (d) of the Registrant's Form 10-K Report dated July 28, 2015 (Commission File No. 001-15141).(1)

(e)
Form of Herman Miller, Inc., Long-Term Incentive Plan Stock Option Agreement is incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q Report dated January 9, 2019 (Commission File No. 001-15141).(1)

(f)
Form of Herman Miller, Inc., Long-Term Incentive Restricted Stock Unit Award is incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q Report dated April 7, 2020 (Commission File No. 001-15141).(1)

(g)
Form of Herman Miller, Inc. 2011 Long-Term Incentive Plan HMVA Plan Performance Share Unit Award is incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q Report dated January 9, 2019 (Commission File No. 001-15141).(1)

(h)
Form of Herman Miller, Inc. 2011 Long-Term Incentive Plan TSR Performance Share Unit Award Agreement is incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-Q Report dated January 9, 2019 (Commission File No. 001-15141).(1)

Herman Miller, Inc. and Subsidiaries 100

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
Share Purchase Agreement dated October 8, 2019 between Herman Miller Holdings Limited and Nine United A/S is incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q Report dated October 8, 2019 (Commission File No. 001-15141).(1)

(l)
Employment Agreement between Herman Miller, Inc. and Andrea R. Owen, Chief Executive Officer, dated August 3, 2018, is incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Report dated October 10, 2018 (Commission File No. 001-15141).(1)

(m)
Stock Option Agreement between Herman Miller, Inc. and Andrea Owen is incorporated by reference to Exhibit 10.5 of the Registrant's Form 10-Q Report dated January 9, 2019 (Commission File No. 001-15141). (1)

(n)
Restricted Stock Unit Award Agreement between Herman Miller, Inc. and Andrea Owen is incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-Q Report dated January 9, 2019 (Commission File No. 001-15141).(1)

(o)
HMVA Performance Share Award Agreement between Herman Miller, Inc. and Andrea Owen is incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-Q Report dated January 9, 2019 (Commission File No. 001-15141).(1)

(p)
TSR Performance Share Unit Award Agreement between Herman Miller, Inc. and Andrea Owen is incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-Q Report dated January 9, 2019 (Commission File No. 001-15141).(1)

(q)
Herman Miller, Inc. 2019 Executive Incentive Cash Bonus Plan dated July 15, 2019 is incorporated by reference to Exhibit 10 of the Registrant's Form 8-K filed July 19, 2019 (Commission File No. 001-15141).(1)

(r)
Form of Indemnification Agreement between Herman Miller, Inc. and certain employees serving as a director or officer of a foreign subsidiary, including executive officers of Herman Miller, Inc. is incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q dated October 8, 2019 (Commission File No. 001-15141).(1)

(s)
Fifth Amended and Restated Credit Agreement dated as of August 28, 2019 among Herman Miller, Inc., certain subsidiary borrowers, Wells Fargo Bank, National Agent, as Administrative Agent, and JPMorgan Chase Bank N.A., as Syndication Agent, is incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 8-K dated August 28, 2019 (Commission File No. 001-15141).

(t)
Form of Herman Miller, Inc., Long-Term Incentive Plan Operating Income Growth Performance Share Unit with TSR Modifier Award Agreement is incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q Report dated April 7, 2020 (Commission File No. 001-15141).(1)

(u)
Form of Herman Miller, Inc., Long-Term Incentive Plan Revenue Growth Performance Share Unit with TSR Modifier Award Agreement is incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q Report dated April 7, 2020 (Commission File No. 001-15141).(1)

(21)	Subsidiaries

(23)(a)	Consent of Independent Registered Public Accounting Firm

(23)(b)	Consent of Independent Registered Public Accounting Firm

(24)	Power of Attorney (included on the signature page to this Registration Statement)

101 2020 Annual Report

(31)(a)	Certificate of the Chief Executive Officer of Herman Miller, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(b)	Certificate of the Chief Financial Officer of Herman Miller, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)(a)	Certificate of the Chief Executive Officer of Herman Miller, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)(b)	Certificate of the Chief Financial Officer of Herman Miller, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).
(1) Denotes compensatory plan or arrangement.

Schedule II - Valuation and Qualifying Accounts
(In millions)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Charges to expenses or net sales	Deductions (3)	Balance at end of period
Year ended May 31, 2020:
Accounts receivable allowances — uncollectible accounts(1)	$2.9	$2.3	$(0.9)	$4.3
Accounts receivable allowances — credit memo(2)	$0.6	$—	$(0.5)	$0.1
Allowance for possible losses on notes receivable	$0.3	$—	$—	$0.3
Valuation allowance for deferred tax asset	$10.4	$0.4	$(0.2)	$10.6
Year ended June 1, 2019:
Accounts receivable allowances — uncollectible accounts(1)	$2.4	$0.6	$(0.1)	$2.9
Accounts receivable allowances — credit memo(2)	$0.5	$—	$0.1	$0.6
Allowance for possible losses on notes receivable	$0.4	$(0.1)	$—	$0.3
Valuation allowance for deferred tax asset	$10.3	$0.4	$(0.3)	$10.4
Year ended June 2, 2018:
Accounts receivable allowances — uncollectible accounts(1)	$2.3	$0.6	$(0.5)	$2.4
Accounts receivable allowances — credit memo (2)	$0.4	$0.1	$—	$0.5
Allowance for possible losses on notes receivable	$0.9	$(0.5)	$—	$0.4
Valuation allowance for deferred tax asset	$10.0	$0.5	$(0.2)	$10.3
(1) Activity under the “Charges to expense or net sales” column are recorded within Selling, general and administrative expenses.
(2) Activity under the “Charges to expenses or net sales” column are recorded within Net sales.
(3) Represents amounts written off, net of recoveries and other adjustments. Includes effects of foreign translation.

Item 16 Form 10-K Summary
None

Herman Miller, Inc. and Subsidiaries 102

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERMAN MILLER, INC.
/s/ Jeffrey M. Stutz
By	Jeffrey M. Stutz Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory for Registrant)

Date:     July 28, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on July 28, 2020 by the following persons on behalf of the Registrant in the capacities indicated.

/s/ Michael A. Volkema	/s/ Lisa Kro
Michael A. Volkema (Chairman of the Board)	Lisa Kro (Director)

/s/ David A. Brandon	/s/ Mary Vermeer Andringa
David A. Brandon (Director)	Mary Vermeer Andringa (Director)

/s/ Douglas D. French	/s/ John R. Hoke III
Douglas D. French (Director)	John R. Hoke III (Director)

/s/ Heidi Manheimer	/s/ Andrea R. Owen
Heidi Manheimer (Director)	Andrea R. Owen (President, Chief Executive Officer, and Director)

/s/ Mike Smith	/s/ Jeffrey M. Stutz
Mike Smith (Director)	Jeffrey M. Stutz (Chief Financial Officer and Principal Accounting Officer)

103 2020 Annual Report