Form 10-Q
period 2020-08-29
HERMAN MILLER INC
filed 2020-10-05
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 29, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐  No  ☒

As of October 1, 2020, Herman Miller, Inc. had 58,900,841 shares of common stock outstanding.

Herman Miller, Inc.
Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements
Herman Miller, Inc.
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions, except share data)	Three Months Ended
(Unaudited)	August 29, 2020	August 31, 2019
Net sales	$626.8	$670.9
Cost of sales	376.8	424.8
Gross margin	250.0	246.1
Operating expenses:
Selling, general and administrative	139.7	165.0
Restructuring expense, net	(1.2)	1.8
Design and research	16.1	19.2
Total operating expenses	154.6	186.0
Operating earnings	95.4	60.1
Interest expense	3.7	3.0
Interest and other investment income	0.4	0.7
Other income, net	(1.7)	(0.2)
Earnings before income taxes and equity income	93.8	58.0
Income tax expense	20.6	12.2
Equity income from nonconsolidated affiliates, net of tax	0.2	2.2
Net earnings	73.4	48.0
Net earnings (loss) attributable to redeemable noncontrolling interests	0.4	(0.2)
Net earnings attributable to Herman Miller, Inc.	$73.0	$48.2

Earnings per share — basic	$1.24	$0.82
Earnings per share — diluted	$1.24	$0.81

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	$30.1	$(9.3)
Pension and post-retirement liability adjustments	1.2	0.7
Unrealized gains (losses) on interest rate swap agreement	0.3	(8.8)
Unrealized holding loss on available for sale securities	(0.1)	—
Other comprehensive (loss) income, net of tax	31.5	(17.4)
Comprehensive income	104.9	30.6
Comprehensive income (loss) attributable to redeemable noncontrolling interests	3.0	(0.2)
Comprehensive income attributable to Herman Miller, Inc.	$101.9	$30.8
See accompanying notes to Condensed Consolidated Financial Statements.
Herman Miller, Inc. and Subsidiaries 3

Herman Miller, Inc.
Condensed Consolidated Balance Sheets

(Dollars in millions, except per share data)
(Unaudited)	August 29, 2020	May 30, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$296.6	$454.0
Short-term investments	7.0	7.0
Accounts receivable, net of allowances of $5.3 and $4.7	195.3	180.0
Unbilled accounts receivable	28.4	19.5
Inventories, net	186.5	197.3
Prepaid expenses	29.1	43.3
Other current assets	14.6	16.0
Total current assets	757.5	917.1
Property and equipment, at cost	1,111.2	1,111.3
Less — accumulated depreciation	(783.5)	(780.5)
Net property and equipment	327.7	330.8
Right of use assets	197.8	193.9
Goodwill	358.6	346.0
Indefinite-lived intangibles	96.2	92.8
Other amortizable intangibles, net of accumulated amortization of $67.0 and $62.7	115.8	112.4
Other noncurrent assets	63.5	60.9
Total Assets	$1,917.1	$2,053.9

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$159.5	$128.8
Short-term borrowings and current portion of long-term debt	52.4	51.4
Accrued compensation and benefits	56.6	71.1
Accrued warranty	16.2	16.1
Customer deposits	36.2	39.8
Other accrued liabilities	156.6	163.0
Total current liabilities	477.5	470.2
Long-term debt	274.9	539.9
Pension and post-retirement benefits	43.4	42.4
Lease liabilities	178.7	178.8
Other liabilities	139.0	129.2
Total Liabilities	1,113.5	1,360.5
Redeemable noncontrolling interests	57.2	50.4
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 58,899,500 and 58,793,275 shares issued and outstanding in fiscal 2021 and 2020, respectively)	11.8	11.8
Additional paid-in capital	83.1	81.6
Retained earnings	756.9	683.9
Accumulated other comprehensive loss	(105.1)	(134.0)
Deferred compensation plan	(0.3)	(0.3)
Total Stockholders' Equity	746.4	643.0
Total Liabilities, Redeemable Noncontrolling Interests, and Stockholders' Equity	$1,917.1	$2,053.9
See accompanying notes to Condensed Consolidated Financial Statements.
4 Form 10-Q

Herman Miller, Inc.
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Three Months Ended
(Unaudited)	August 29, 2020	August 31, 2019
Cash Flows from Operating Activities:
Net earnings	$73.4	$48.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21.2	19.3
Stock-based compensation	1.5	2.6
Restructuring expense	(1.2)	1.8
(Increase) decrease in current assets	3.9	1.4
Increase (decrease) in current liabilities	13.3	(18.9)
Increase in non-current liabilities	5.2	—
Other, net	(1.4)	0.5
Net Cash Provided by Operating Activities	115.9	54.7

Cash Flows from Investing Activities:
Proceeds from sale of property and dealers	6.4	—
Capital expenditures	(11.3)	(20.6)
Equity investment in non-controlled entities	—	(3.1)
Other, net	(0.2)	(0.3)
Net Cash Used in Investing Activities	(5.1)	(24.0)

Cash Flows from Financing Activities:
Repayments of credit facility	(265.0)	—
Dividends paid	(12.3)	(11.6)
Common stock issued	0.8	12.7
Common stock repurchased and retired	(0.9)	(7.6)
Purchase of redeemable noncontrolling interests	—	(19.8)
Other, net	0.9	(1.6)
Net Cash Used in Financing Activities	(276.5)	(27.9)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	8.3	(2.5)
Net (Decrease) Increase in Cash and Cash Equivalents	(157.4)	0.3

Cash and Cash Equivalents, Beginning of Period	454.0	159.2
Cash and Cash Equivalents, End of Period	$296.6	$159.5
See accompanying notes to Condensed Consolidated Financial Statements.
Herman Miller, Inc. and Subsidiaries 5

Herman Miller, Inc.
Condensed Consolidated Statements of Stockholders' Equity

	Three Months Ended August 29, 2020
(Dollars in millions, except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation Plan	Herman Miller, Inc. Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
(Unaudited)	Shares	Amount
May 30, 2020	58,793,275	$11.8	$81.6	$683.9	$(134.0)	$(0.3)	$643.0	$—	$643.0
Net earnings	—	—	—	73.0	—	—	73.0	—	73.0
Other comprehensive income, net of tax	—	—	—	—	28.9	—	28.9	—	28.9
Stock-based compensation expense	—	—	1.5	—	—	—	1.5	—	1.5
Exercise of stock options	8,133	—	0.2	—	—	—	0.2	—	0.2
Restricted and performance stock units released	106,607	—	—	—	—	—	—	—	—
Employee stock purchase plan issuances	25,116	—	0.6	—	—	—	0.6	—	0.6
Repurchase and retirement of common stock	(36,644)	—	(0.9)	—	—	—	(0.9)	—	(0.9)
Directors' fees	3,013	—	0.1	—	—	—	0.1	—	0.1
August 29, 2020	58,899,500	$11.8	$83.1	$756.9	$(105.1)	$(0.3)	$746.4	$—	$746.4

	Three Months Ended August 31, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation Plan	Herman Miller, Inc. Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount
June 1, 2019	58,794,148	$11.7	$89.8	$712.7	$(94.2)	$(0.8)	$719.2	$—	$719.2
Net earnings	—	—	—	48.2	—	—	48.2	(0.2)	48.0
Other comprehensive loss, net of tax	—	—	—	—	(17.4)	—	(17.4)	—	(17.4)
Stock-based compensation expense	—	—	2.6	—	—	—	2.6	—	2.6
Exercise of stock options	382,898	0.1	12.1	—	—	—	12.2	—	12.2
Restricted and performance stock units released	45,105	—	—	—	—	—	—	—	—
Employee stock purchase plan issuances	14,750	—	0.5	—	—	—	0.5	—	0.5
Repurchase and retirement of common stock	(173,001)	—	(7.6)	—	—	—	(7.6)	—	(7.6)
Deferred compensation plan	—	—	—	—	—	0.2	0.2	—	0.2
Dividends declared ($0.21 per share)	—	—	—	(12.5)	—	—	(12.5)	—	(12.5)
Redemption value adjustment	—	—	—	(0.2)	—	—	(0.2)	0.2	—
August 31, 2019	59,063,900	11.8	97.4	748.2	(111.6)	(0.6)	745.2	—	745.2
See accompanying notes to Condensed Consolidated Financial Statements.

6 Form 10-Q

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

The accompanying unaudited Condensed Consolidated Financial Statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly the financial position of the Company as of August 29, 2020. Operating results for the three months ended August 29, 2020 are not necessarily indicative of the results that may be expected for the year ending May 29, 2021. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 30, 2020. All intercompany transactions have been eliminated in the Condensed Consolidated Financial Statements. The financial statements of equity method investments are not consolidated. Certain prior year amounts in the Condensed Consolidated Financial Statements have been reclassified to conform with current year presentation.

2. Recently Issued Accounting Standards
Recently Adopted Accounting Standards
On May 31, 2020, the Company adopted Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" using the modified retrospective method. This update replaces the existing incurred loss impairment model with an expected loss model and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates including customer credit quality, historical write-off trends and general information regarding industry trends and the macroeconomic environment. The adoption did not have a material impact on the Company's financial statements, accounting policies or methods utilized to determine the allowance for doubtful accounts.

On May 31, 2020, the Company adopted ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement" using the prospective method. This update modifies certain disclosure requirements for fair value measurements. The adoption did not have a material impact on the Company's financial statements.

Recently Issued Accounting Standards Not Yet Adopted
The Company is currently evaluating the impact of adopting the following relevant standards issued by the FASB:

Standard		Description	Effective Date

2018-14	Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	This update eliminates, adds and clarifies certain disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its financial statements.	May 30, 2021
All other issued and not yet effective accounting standards are not relevant to the Company.

Herman Miller, Inc. and Subsidiaries 7

3. Revenue from Contracts with Customers
Disaggregated Revenue
Revenue disaggregated by contract type has been provided in the table below:

	Three Months Ended
(In millions)	August 29, 2020	August 31, 2019
Net Sales:
Single performance obligation
Product revenue	$543.3	$566.2
Multiple performance obligations
Product revenue	78.4	99.9
Service revenue	3.1	2.3
Other	2.0	2.5
Total	$626.8	$670.9

Effective in the first quarter of fiscal 2021, the Company has revised its product categories in the table below to consist of workplace, performance seating, lifestyle and other. The change in these product categories reflects how the Company internally reports and evaluates products when making operational decisions. Prior year results disclosed in the table below have been revised to reflect these changes.

Revenue disaggregated by product type and reportable segment has been provided in the table below:

	Three Months Ended
(In millions)	August 29, 2020	August 31, 2019
North America Contract:
Workplace	$207.1	$283.2
Performance Seating	77.5	111.9
Lifestyle	22.4	23.5
Other	31.8	39.8
Total North America Contract	$338.8	$458.4

International Contract:
Workplace	$41.9	$47.6
Performance Seating	62.7	57.0
Lifestyle	46.7	6.3
Other	2.4	3.0
Total International Contract	$153.7	$113.9

Retail:
Workplace	$1.9	$1.0
Performance Seating	47.5	9.1
Lifestyle	84.7	88.5
Other	0.2	—
Total Retail	$134.3	$98.6

Total	$626.8	$670.9

Refer to Note 16 of the Condensed Consolidated Financial Statements for further information related to our reportable segments.

Contract Balances
Customers may make payments before the satisfaction of the Company's performance obligation and recognition of revenue. These payments represent contract liabilities and are included within the caption “Customer deposits” in the Condensed Consolidated Balance Sheets. During the three months ended August 29, 2020, the Company recognized Net sales of $18.1 million related to customer deposits that were included in the balance sheet as of May 30, 2020.
8 Form 10-Q

4. Leases
The components of lease expense are provided in the table below:

(In millions)	August 29, 2020	August 31, 2019
Operating lease costs	$11.0	$12.7
Short-term lease costs	0.8	0.6
Variable lease costs*	1.6	2.2
Total	$13.4	$15.5
*Not included in the table above for the three months ended August 29, 2020 and August 31, 2019 are variable lease costs of $16.9 million and $21.9 million, respectively, for raw material purchases under certain supply arrangements that the Company has determined to meet the definition of a lease.

During the fourth quarter of fiscal 2020, the Company determined it was more likely than not that the fair value of certain right of use assets were below their carrying values and assessed these assets for impairment. As result of this assessment the Company recorded an impairment of $19.3 million in the Consolidated Statements of Comprehensive Income in the fourth quarter of fiscal 2020 which is the primary driver of lower operating lease cost in the three months ended August 29, 2020 compared to the prior year.

At August 29, 2020, the Company had no financing leases. The undiscounted annual future minimum lease payments related to the Company's right-of-use assets are summarized by fiscal year in the following table:

(In millions)
2021	$37.3
2022	47.2
2023	42.6
2024	36.8
2025	32.7
Thereafter	74.7
Total lease payments*	$271.3
Less interest	25.9
Present value of lease liabilities	$245.4
*Lease payments exclude $31.2 million of legally binding minimum lease payments for leases signed but not yet commenced, primarily related to a new Chicago showroom expected to open in fiscal 2021.

The long-term portion of the lease liabilities included in the amounts above is $178.7 million and the remainder of the lease liabilities are included in "Other accrued liabilities" in the Condensed Consolidated Balance Sheets.

At August 29, 2020, the weighted average remaining lease term and weighted average discount rate for operating leases were 7 years and 3.0%, respectively.
During the three months ended August 29, 2020, the cash paid for leases included in the measurement of the liabilities and the operating cash flows was $11.1 million and the right of use assets obtained in exchange for new liabilities were $11.4 million. During the three months ended August 31, 2019, the cash paid for leases included in the measurement of the liabilities and the operating cash flows was $12.5 million and the right of use assets obtained in exchange for new liabilities were $4.6 million.

5. Acquisitions
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

Herman Miller, Inc. and Subsidiaries 9

On December 2, 2019, the Company obtained a controlling financial interest in HAY through the purchase of an additional 34% equity voting interest. This acquisition will allow the Company to further promote growth and development of HAY's ancillary product lines and continue to support product innovation and sales growth. The Company previously accounted for its ownership interest in HAY as an equity method investment, but upon increasing its ownership to 67% on the Acquisition Date, the Company consolidated the operations of HAY. Total consideration paid for HAY on the Acquisition Date was $79.0 million, exclusive of HAY cash on hand. The Company funded the acquisition with cash and cash equivalents.

The previously mentioned HAY long-term licensing agreement was deemed to be a contractual preexisting relationship. As a result of the business combination, the Company recorded this arrangement at its Acquisition Date fair value, which resulted in an increase in goodwill of $10.0 million and a net gain of $5.9 million, which was recorded within “Gain on consolidation of equity method investments" within the Condensed Consolidated Statements of Comprehensive Income during the three months ended May 30, 2020. The goodwill was recorded within the Company’s Retail segment.

The Company is a party to options, that if exercised, would require it to purchase the remaining 33% of the equity in HAY, at fair market value. This remaining redeemable noncontrolling interest in HAY is classified outside permanent equity in the Consolidated Balance Sheets and is carried at the current estimated redemption amount.

The allocation of the purchase price was finalized during the first quarter of fiscal 2021. The following table presents the allocation of purchase price related to acquired tangible assets:

(In millions)
Cash	$12.1
Working capital, net of cash and inventory step-up	12.3
Net property and equipment	0.9
Other assets	3.9
Other liabilities	(3.1)
Net assets acquired	$26.1

The purchase of the additional equity interest in HAY was considered to be an acquisition achieved in stages, whereby the previously held equity interest was remeasured as of the acquisition date. The Company considered multiple factors in determining the fair value of the previously held equity method investment, including the price negotiated with the selling shareholder for the 34% equity interest in HAY, an income valuation model (discounted cash flow) and current trading multiples for comparable companies. Based on this analysis, the Company recognized a non-taxable gain of approximately $0.3 million on the remeasurement of the previously held equity method investment of $67.8 million. The net gain has been recognized in “Gain on consolidation of equity method investments" within the Condensed Consolidated Statements of Comprehensive Income during the three months ended May 30, 2020.

The following table summarizes the acquired identified intangible assets, valuation method employed, useful lives and fair value, as determined by the Company at the acquisition date:

(In millions)	Valuation Method	Useful Life (years)	Fair Value
Inventory Step-up	Comparative Sales Approach	0.8	$3.4
Backlog	Multi-Period Excess Earnings	0.3	1.7
Deferred Revenue	Adjusted Fulfillment Cost Method	0.1	(2.2)
Tradename	Relief from Royalty	Indefinite	60.0
Product Development	Relief from Royalty	8.0	22.0
Customer Relationships	Multi-Period Excess Earnings	9.0	34.0
Total			$118.9

Goodwill related to the acquisition was recorded within the International Contract segment for $101.1 million and the Retail segment for $10.0 million. Subsequent to the acquisition, the goodwill recorded to the Retail segment was fully impaired in fiscal 2020 based on the results of the Company's annual goodwill impairment assessment.
10 Form 10-Q

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

The purchase of the remaining equity interest in naughtone was considered to be an acquisition achieved in stages, whereby the previously held equity interest was remeasured as of the acquisition date. The Company considered multiple factors in determining the fair value of the previously held equity method investment, including the price negotiated with the selling shareholder for the 47.5% equity interest in naughtone, an income valuation model (discounted cash flow) and current trading multiples for comparable companies. Based on this analysis, the Company recognized a non-taxable gain of approximately $30.0 million on the remeasurement of the previously held equity method investment of $20.5 million. The net gain has been recognized in “Gain on consolidation of equity method investments" within the Condensed Consolidated Statements of Comprehensive Income during the three months ended November 30, 2019.

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

Pro Forma Results of Operations
The results of naughtone and HAY’s operations have been included in the Consolidated Financial Statements beginning on October 25, 2019 and December 2, 2019 respectively. The following table provides pro forma results of operations for the three months ended August 31, 2019, as if naughtone and HAY had been acquired as of June 2, 2019. The pro forma results include certain purchase accounting adjustments such as the estimated change in depreciation and amortization expense on the acquired tangible and intangible assets. Pro forma results do not include any anticipated cost savings from the planned integration of these acquisitions. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.
Herman Miller, Inc. and Subsidiaries 11

Three Months Ended
(In millions)	August 31, 2019
Net sales	$720.8
Net earnings attributable to Herman Miller, Inc.	$49.0

6. Inventories, net

(In millions)	August 29, 2020	May 30, 2020
Finished goods	$144.5	$151.1
Raw materials	42.0	46.2
Total	$186.5	$197.3
Inventories are valued at the lower of cost or market and include material, labor, and overhead. Certain inventories within our North America Contract manufacturing operations are valued using the last-in, first-out (LIFO) method. Inventories of all other operations are valued using the first-in, first-out (FIFO) method.

7. Goodwill and Indefinite-Lived Intangibles
Goodwill and other indefinite-lived intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following as of August 29, 2020 and May 30, 2020:

(In millions)	Goodwill	Indefinite-lived Intangible Assets
May 30, 2020	$346.0	$92.8
Foreign currency translation adjustments	12.6	3.4
August 29, 2020	$358.6	$96.2

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

Each of the reporting units were reviewed for impairment using a quantitative assessment as of March 31, 2020, our annual testing date. In performing the quantitative impairment test, the Company determined that the fair value of the North America and International reporting units exceeded the carrying amount and, as such, these reporting units were not impaired. The assessment of the Retail and Maharam reporting units indicated that the carrying value of these reporting units exceeded their fair values, and goodwill impairment charges of $88.8 million and $36.7 million, respectively, were recorded in fiscal 2020 resulting in no goodwill in either the Retail or Maharam reporting units. Accumulated goodwill impairment losses were $125.3 million as of August 29, 2020 and May 30, 2020.

The fair value of the Company's International reporting unit, which includes $163.7 million of goodwill as of May 30, 2020, exceeded its carrying value by 17%. Due to the level that the reporting unit fair value exceeded the carrying amount and the results of the sensitivity analysis, the Company may need to record an impairment charge if the operating results of its International reporting unit were to decline in future periods.

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
12 Form 10-Q

related to these trade names were to decline in future periods, the Company may need to record an additional impairment charge.

During the three months ended August 29, 2020, there were no identified indicators of impairment that required the Company to complete an interim quantitative impairment assessment related to any of the Company's reporting units or indefinitely-lived intangible assets.

8. Employee Benefit Plans
The following table summarizes the components of net periodic benefit cost for the Company's defined benefit pension plan for the three months ended:

(In millions)	August 29, 2020	August 31, 2019
Interest cost	$0.7	$0.5
Expected return on plan assets	(1.4)	(1.0)
Net amortization loss	1.6	0.8
Net periodic benefit cost	$0.9	$0.3

9. Earnings Per Share
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for the three months ended:

	August 29, 2020	August 31, 2019
Numerators:
Numerator for both basic and diluted EPS, Net earnings attributable to Herman Miller, Inc. - in millions	$73.0	$48.2

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	58,831,305	58,909,001
Potentially dilutive shares resulting from stock plans	132,963	322,727
Denominator for diluted EPS	58,964,268	59,231,728
Antidilutive equity awards not included in weighted-average common shares - diluted	1,096,907	123,088

10. Stock-Based Compensation
The following table summarizes the stock-based compensation expense and related income tax effect for the three months ended:

(In millions)	August 29, 2020	August 31, 2019
Stock-based compensation expense	$1.5	$2.6
Related income tax effect	0.3	0.6

Certain of the Company's equity-based compensation awards contain provisions that allow for continued vesting into retirement. Stock-based awards are considered fully vested for expense attribution purposes when the employee's retention of the award is no longer contingent on providing subsequent service.

Herman Miller, Inc. and Subsidiaries 13

11. Income Taxes
The Company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its Condensed Consolidated Statements of Comprehensive Income. Interest and penalties recognized in the Company's Condensed Consolidated Statements of Comprehensive Income were negligible for the three months ended August 29, 2020 and August 31, 2019.

The Company's recorded liability for potential interest and penalties related to uncertain tax benefits was:

(In millions)	August 29, 2020	May 30, 2020
Liability for interest and penalties	$0.8	$0.8
Liability for uncertain tax positions, current	$2.0	$1.9

The Company's process for determining the provision for income taxes for the three months ended August 29, 2020 involved using an estimated annual effective tax rate which was based on expected annual income and statutory tax rates across the various jurisdictions in which it operates. The effective tax rates were 22.0% and 21.0%, respectively, for the three month periods ended August 29, 2020 and August 31, 2019. The year over year increase in the effective tax rate for the three months ended August 29, 2020 resulted from a decrease in the current quarter tax deduction for certain stock based compensation awards as compared to the same quarter in the prior year. For the three months ended August 29, 2020, the effective tax rate is higher than the United States federal statutory rate due to United States state income taxes and the mix of earnings in tax jurisdictions that had rates that were higher than the United States federal statutory rate. For the three months ended August 31, 2019, the effective tax rate was the same as the United States federal statutory rate.

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

The carrying value and fair value of the Company's long-term debt, including current maturities, is as follows for the periods indicated:

(In millions)	August 29, 2020	May 30, 2020
Carrying value	$327.3	$591.4
Fair value	$332.1	$594.0

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
14 Form 10-Q

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

The following table sets forth financial assets and liabilities measured at fair value through net income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of August 29, 2020 and May 30, 2020.

(In millions)	August 29, 2020		May 30, 2020
Financial Assets	NAV	Quoted Prices with Other Observable Inputs (Level 2)	NAV	Quoted Prices with Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$100.9	$—	$283.7	$—
Mutual funds - equity	—	0.7	—	0.7
Foreign currency forward contracts	—	1.0	—	1.1
Deferred compensation plan	—	15.2	—	13.2
Total	$100.9	$16.9	$283.7	$15.0

Financial Liabilities
Foreign currency forward contracts	$—	$0.2	$—	$0.8
Total	$—	$0.2	$—	$0.8

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

The following table sets forth financial assets and liabilities measured at fair value through other comprehensive income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of August 29, 2020 and May 30, 2020.

(In millions)	August 29, 2020	May 30, 2020
Financial Assets	Quoted Prices with Other Observable Inputs (Level 2)	Quoted Prices with Other Observable Inputs (Level 2)
Mutual funds - fixed income	$6.3	$6.3
Total	$6.3	$6.3

Financial Liabilities
Interest rate swap agreement	$24.6	$25.0
Total	$24.6	$25.0

Herman Miller, Inc. and Subsidiaries 15

The following is a summary of the carrying and market values of the Company's fixed income mutual funds and equity mutual funds as of the dates indicated:

	August 29, 2020			May 30, 2020
(In millions)	Cost	Unrealized Gain/(Loss)	Market Value	Cost	Unrealized Gain/(Loss)	Market Value
Mutual funds - fixed income	$6.3	$—	$6.3	$6.2	$0.1	$6.3
Mutual funds - equity	0.6	0.1	0.7	0.6	0.1	0.7
Total	$6.9	$0.1	$7.0	$6.8	$0.2	$7.0

The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in the Condensed Consolidated Statements of Comprehensive Income within "Other income, net". The Company views its equity and fixed income mutual funds as available for use in its current operations. Accordingly, the investments are recorded within Current Assets within the Condensed Consolidated Balance Sheets.

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

The interest rate swaps were designated cash flow hedges at inception and the facts and circumstances of the hedged relationship remains consistent with the initial quantitative effectiveness assessment in that the hedged instruments remain an effective accounting hedge as of August 29, 2020. Since a designated derivative meets hedge accounting criteria, the fair value of the hedge is recorded in the Consolidated Statements of Stockholders’ Equity as a component of Accumulated other comprehensive loss, net of tax. The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings. The interest rate swap agreements are assessed for hedge effectiveness on a quarterly basis.

As of August 29, 2020, the Company had the following two outstanding interest rate swap agreements:

(In millions)	Notional Amount	Forward Start Date	Termination Date	Effective Fixed Interest Rate
September 2016 Interest Rate Swap	$150.0	January 3, 2018	January 3, 2028	1.949%
June 2017 Interest Rate Swap	$75.0	January 3, 2018	January 3, 2028	2.387%

16 Form 10-Q

The swaps above effectively converted indebtedness anticipated to be borrowed on the Company's revolving line of credit up to the notional amounts from a LIBOR-based floating interest rate plus applicable margin to an effective fixed interest rate plus applicable margin under the agreements as of the forward start date.

As of August 29, 2020, the fair value of the Company’s two outstanding interest rate swap agreements was a liability of $24.6 million. The liability fair value was recorded within "Other liabilities" within the Condensed Consolidated Balance Sheets. Recorded within Other comprehensive loss, net of tax, for the effective portion of the Company's designated cash flow hedges was a net unrealized gain of $0.3 million and net unrealized loss of $8.8 million for the three months ended August 29, 2020 and August 31, 2019, respectively.

The following table summarizes the effects of the interest rate swap agreements for the three months ended:

(In millions)	August 29, 2020	August 31, 2019
Gain (loss) recognized in Other comprehensive loss (effective portion)	$0.3	$(8.8)
(Loss) gain reclassified from Accumulated other comprehensive loss into earnings	$(1.1)	$0.2

There were no gains or losses recognized in earnings for hedge ineffectiveness for the three month periods ended August 29, 2020 and August 31, 2019, respectively. The amount of loss expected to be reclassified from Accumulated other comprehensive loss into earnings during the next twelve months is $4.4 million, and net of tax is $3.3 million.

Redeemable Noncontrolling Interests
Changes in the Company's redeemable noncontrolling interest in HAY for the three months ended August 29, 2020 are as follows:

(In millions)	August 29, 2020
Beginning Balance	$50.4
Net income attributable to redeemable noncontrolling interests	0.4
Cumulative translation adjustments attributable to redeemable noncontrolling interests	2.6
Foreign currency translation adjustments	3.8
Ending Balance	$57.2

During August 2019, the Company acquired all of the remaining redeemable noncontrolling equity interests in the Company's subsidiary, Herman Miller Consumer Holdings, Inc. for $20.4 million.

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

13. Commitments and Contingencies
Product Warranties
The Company provides coverage to the end-user for parts and labor on products sold under its warranty policy and for other product-related matters. The standard length of warranty is 12 years for the majority of products sold; however, this varies depending on the product classification. The Company does not sell or otherwise issue warranties or warranty extensions as stand-alone products. Reserves have been established for various costs associated with the Company's warranty program. General warranty reserves are based on historical claims experience and other currently available information and are periodically adjusted for business levels and other factors. Specific reserves are
Herman Miller, Inc. and Subsidiaries 17

established once an issue is identified with the amounts for such reserves based on the estimated cost of correction. The Company provides an assurance-type warranty that ensures that products will function as intended. As such, the Company's estimated warranty obligation is accounted for as a liability and is recorded within current and long-term liabilities within the Condensed Consolidated Balance Sheets. Changes in the warranty reserve for the stated periods were as follows:

	Three Months Ended
(In millions)	August 29, 2020	August 31, 2019
Accrual Balance — beginning	$59.2	$53.1
Accrual for warranty matters	4.6	5.3
Settlements and adjustments	(3.5)	(5.1)
Accrual Balance — ending	$60.3	$53.3

Guarantees
The Company is periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one year and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies. However, the Company is ultimately liable for claims that may occur against them. As of August 29, 2020, the Company had a maximum financial exposure related to performance bonds totaling approximately $4.6 million. The Company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The Company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded in respect to these bonds as of either August 29, 2020 or May 30, 2020.

The Company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of August 29, 2020, the Company had a maximum financial exposure from these standby letters of credit totaling approximately $9.3 million, all of which is considered usage against the Company's revolving line of credit. The Company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded in respect to these arrangements as of August 29, 2020 and May 30, 2020.

Contingencies
The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect, if any, on the Company's Consolidated Financial Statements.

14. Short-Term Borrowings and Long-Term Debt
Short-term borrowings and long-term debt as of August 29, 2020 and May 30, 2020 consisted of the following obligations:

(In millions)	August 29, 2020	May 30, 2020
Debt securities, 6.0%, due March 1, 2021	$50.0	$50.0
Debt securities, 4.95%, due May 20, 2030	49.9	49.9
Syndicated revolving line of credit, due August 2024	225.0	490.0
Supplier financing program	2.4	1.4
Total debt	$327.3	$591.3
Less: Current debt	(52.4)	(51.4)
Long-term debt	$274.9	$539.9

As of May 30, 2020, the Company's syndicated revolving line of credit provided the Company with up to $500 million in revolving variable interest borrowing capacity and included an "accordion feature" allowing the Company to
18 Form 10-Q

increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by up to $250 million. Outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period if borrowings are outstanding.

In June 2020, the Company repaid the $265 million draw on its syndicated revolving line of credit that was taken as a precautionary measure in March 2020 to provide additional near-term liquidity given the uncertainty related to COVID-19.

Available borrowings under the syndicated revolving line of credit were as follows for the periods indicated:

(In millions)	August 29, 2020	May 30, 2020
Syndicated revolving line of credit borrowing capacity	$500.0	$500.0
Less: Borrowings under the syndicated revolving line of credit	225.0	490.0
Less: Outstanding letters of credit	9.3	9.4
Available borrowings under the syndicated revolving line of credit	$265.7	$0.6

Supplier Financing Program
The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations from the Company. Under this program, participating suppliers may finance payment obligations of the Company, prior to their scheduled due dates, at a discounted price to the third-party financial institution.

The Company has lengthened the payment terms for certain suppliers that have chosen to participate in the program. As a result, certain amounts due to suppliers have payment terms that are longer than standard industry practice and as such, these amounts have been excluded from the caption “Accounts payable” in the Condensed Consolidated Balance Sheets as the amounts have been accounted for by the Company as current debt, within the caption “Short-term borrowings and current portion of long-term debt”.

Herman Miller, Inc. and Subsidiaries 19

15. Accumulated Other Comprehensive Loss
The following table provides an analysis of the changes in accumulated other comprehensive loss for the three months ended August 29, 2020 and August 31, 2019:

(In millions)	Cumulative Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Unrealized Gains on Available-for-sale Securities	Interest Rate Swap Agreement	Accumulated Other Comprehensive Loss
Balance at May 30, 2020	$(56.0)	$(59.2)	$0.1	$(18.9)	$(134.0)
Other comprehensive income (loss), net of tax before reclassifications	27.5	—	(0.1)	1.4	28.8
Reclassification from accumulated other comprehensive loss - Other, net	—	1.4	—	(1.1)	0.3
Tax benefit	—	(0.2)	—	—	(0.2)
Net reclassifications	—	1.2	—	(1.1)	0.1
Net current period other comprehensive income (loss)	27.5	1.2	(0.1)	0.3	28.9
Balance at August 29, 2020	$(28.5)	$(58.0)	$—	$(18.6)	$(105.1)

Balance at June 1, 2019	$(48.3)	$(45.0)	$—	$(0.9)	$(94.2)
Other comprehensive loss, net of tax before reclassifications	(9.3)	—	—	(9.0)	(18.3)
Reclassification from accumulated other comprehensive loss - Other, net	—	0.8	—	0.2	1.0
Tax benefit	—	(0.1)	—	—	(0.1)
Net reclassifications	—	0.7	—	0.2	0.9
Net current period other comprehensive (loss) income	(9.3)	0.7	—	(8.8)	(17.4)
Balance at August 31, 2019	$(57.6)	(44.3)	$—	$(9.7)	$(111.6)

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

The Retail segment includes operations associated with the sale of modern design furnishings and accessories to third party retailers, as well as direct to consumer sales through e-commerce, direct mailing catalogs, DWR studios and HAY stores.

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

20 Form 10-Q

The following is a summary of certain key financial measures for the respective periods indicated:

	Three Months Ended
(In millions)	August 29, 2020	August 31, 2019
Net Sales:
North America Contract	$338.8	$458.4
International Contract	153.7	113.9
Retail	134.3	98.6
Total	$626.8	$670.9

Operating Earnings (Loss):
North America Contract	$51.8	$62.9
International Contract	25.1	13.1
Retail	29.2	(3.9)
Corporate	(10.7)	(12.0)
Total	$95.4	$60.1

(In millions)	August 29, 2020	May 30, 2020
Total Assets:
North America Contract	$744.9	$769.5
International Contract	552.7	512.5
Retail	315.9	310.9
Corporate	303.6	461.0
Total	$1,917.1	$2,053.9

17. Restructuring Expense
During the fourth quarter of fiscal 2018, the Company announced a facilities consolidation plan related to its International Contract segment. This impacted certain office and manufacturing facilities in the United Kingdom and China. The plan is expected to generate cost savings of approximately $3 million. To date, the Company recognized restructuring and impairment expenses of $5.0 million, with a net credit of $2.8 million recognized to-date in fiscal 2021 and the remainder in fiscal 2020, 2019 and 2018. These expenses related to the facilities consolidation plan, comprised primarily of an asset impairment recorded against an office building in the United Kingdom that was vacated and the consolidation of the Company's manufacturing facilities in China. No material future restructuring costs related to the plan are expected as the plan is substantially complete.

The office building and related assets in China were sold in the first quarter of fiscal 2021, resulting in a gain of approximately $3.4 million, which is included within "Restructuring expense" in the Condensed Consolidated Statements of Comprehensive Income. The office building and related assets in the United Kingdom have a carrying value of approximately $4.3 million and meet the criteria to be designated as assets held for sale. Therefore these assets have been classified as current assets and included within "Other current assets" in the Condensed Consolidated Balance Sheets at August 29, 2020.

In the second quarter of fiscal 2020, the North America Contract segment initiated restructuring discussions with labor unions related to its Nemschoff operation in Wisconsin. The discussions were concluded in the third quarter of fiscal 2020 and as a result, the Company anticipates the total estimated costs related to the actions will be approximately $5 million. These restructuring costs relate to potential partial outsourcing and in-sourcing strategies, long-lived asset impairments and employee-related costs. To date, the Company has recorded approximately $3.0 million in pre-tax restructuring expense related to this plan, with a net credit of $0.2 million recognized in fiscal 2021 and the remainder in fiscal 2020. The plan is expected to be completed in fiscal 2021.

In the second quarter of fiscal 2020, the Company initiated a reorganization of the Global Sales and Product teams. The reorganization activities occurred primarily in the North America business with additional costs incurred Internationally. The Company has recorded a total of $2.6 million in pre-tax restructuring expense to date related to this plan. The reorganization is complete and no future costs related to this plan are expected.
Herman Miller, Inc. and Subsidiaries 21

In the third quarter of fiscal 2020, the Company announced a reorganization of the Retail segment's leadership team. The Company recognized pre-tax severance and employee related restructuring expense of $2.2 million related to the plan. No material future restructuring costs related to the plan are expected as the plan is substantially complete.

The following table provides an analysis of the changes in the restructuring costs reserve for the above plans for the three months ended August 29, 2020:

(In millions)	Severance and Employee-Related	Exit or Disposal Activities	Total
May 30, 2020	$5.9	$0.8	$6.7
Restructuring Costs	0.1	(3.1)	$(3.0)
Amounts Paid	(2.4)	(0.1)	$(2.5)
Other*	$—	$3.4	$3.4
August 29, 2020	$3.6	$1.0	$4.6
*This represents the gain on the sale of office building and related assets in China which were recorded as restructuring cost, however, do not impact the restructuring reserve.

In the fourth quarter of fiscal 2020, the Company announced a restructuring plan (“May 2020 restructuring plan") to substantially reduce expenses in response to the impact of the COVID-19 pandemic and related restrictions. These activities included voluntary and involuntary reductions in its North American and International workforces. Combined, these actions resulted in the elimination of approximately 400 full-time positions throughout the Company in various businesses and functions. As the result of these actions, the Company projects an annualized expense reduction of approximately $40 million. To date, the Company incurred severance and related charges of $17.0 million with $1.8 million recognized in fiscal 2021 and the remainder in fiscal 2020. No material future restructuring costs related to the plan are expected as the plan is substantially complete and the remaining amounts will be paid in fiscal 2021.

The following table provides an analysis of the changes in the restructuring cost reserve for the three months ended August 29, 2020:

(In millions)	Severance and Employee-Related
May 30, 2020	$15.3
Restructuring Costs	1.8
Amounts Paid	(9.6)
August 29, 2020	$7.5
The following is a summary of restructuring expenses by segment for the periods indicated:

	Three Months Ended
(In millions)	August 29, 2020	August 31, 2019
North America Contract	$1.6	$1.6
International Contract	(2.8)	0.2
Total	$(1.2)	$1.8

18. Variable Interest Entities
The Company has long-term notes receivable with a third-party owned dealer that are deemed to be variable interests in a variable interest entity. The carrying value of these long-term notes receivable was $1.4 million and $1.5 million as of August 29, 2020 and May 30, 2020, respectively, and represents the Company’s maximum exposure to loss. The Company is not deemed to be the primary beneficiary of the variable interest entity as the entity controls the activities that most significantly impact the entity’s economic performance, including sales, marketing, and operations.

22 Form 10-Q

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except share data)

The following is management's discussion and analysis of certain significant factors that affected the Company's financial condition, earnings and cash flows during the periods included in the accompanying Condensed Consolidated Financial Statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended May 30, 2020. References to “Notes” are to the footnotes included in the accompanying Condensed Consolidated Financial Statements.
Business Overview
The Company researches, designs, manufactures, sells, and distributes furnishings and accessories, for use in various environments including office, healthcare, educational, and residential settings, and provides related services that support companies all over the world. The Company's products are sold primarily through independent contract office furniture dealers as well as the following channels: owned contract office furniture dealers, direct customer sales, independent retailers, owned retail studios and stores, direct-mail catalogs and the Company's e-commerce platforms. The following is a summary of the results from continuing operations for the three months ended August 29, 2020:

•Net sales were $626.8 million and orders were $556.0 million, representing a decrease of 6.6% and 17.8%, respectively, when compared to the same quarter of the prior year. The decrease in net sales was driven primarily by decreased sales volumes due to the outbreak of COVID-19, offset by the acquisitions of HAY and naughtone and incremental list price increases, net of contract price discounting. On an organic basis, net sales were $581.6 million(*) and orders were $511.4 million, representing a decrease of 13.3%(*) and 24.4%, respectively, when compared to the same quarter of the prior year.

•Gross margin was 39.9% as compared to 36.7% for the same quarter of the prior year. In the current year, this included the negative impact of special charges totaling $1.0 million related to the initial purchase accounting effects of the Company's investment in HAY. The increase in gross margin was driven primarily by strong channel and product sales mix, list price increases implemented in the past twelve months, supplier cost reduction and other profitability improvement efforts and lower freight and warehousing expenses.

•Operating expenses decreased by $31.4 million or 16.9% as compared to the same quarter of the prior year. Operating expenses included special charges, totaling $0.4 million. Operating expenses also included a restructuring benefit of $1.2 million related primarily to a gain on the sale of a property offset by costs related mainly to severance and outplacement benefits. The decrease in operating expenses was driven primarily by lower compensation and benefit costs and lower marketing and selling costs.

•The effective tax rate was 22.0% compared to 21.0% for the same quarter of the prior year.

•Diluted earnings per share increased $0.43 to $1.24, a 53.1% increase as compared to the prior year. Excluding restructuring expenses and other special charges, adjusted diluted earnings per share were $1.24(*), a 47.6% increase as compared to prior year adjusted diluted earnings per share.

•In June 2020, the Company repaid the $265 million draw on its syndicated revolving line of credit that was taken as a precautionary measure in March 2020 to provide additional near-term liquidity given the uncertainty related to COVID-19. As of August 29, 2020, the Company's gross-debt to EBITDA ratio of 1.1x is well below the maximum level of 3.5x required by its bank covenants.

•Subsequent to the end of the first quarter, on September 15, 2020, the Company's Board of Directors approved the re-establishment of a quarterly dividend at $0.1875 per share. This payment will be made on January 15, 2021, to shareholders of record at the close of business as of November 28, 2020.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations.
Herman Miller, Inc. and Subsidiaries 23

The following summary includes the Company's view on the economic environment in which it operates:

•The disruption from the COVID-19 pandemic adversely impacted the results of our first quarter as Gross Domestic Product forecasts and industry order trends, as reported by the Business and Institutional Furniture Manufacturers Association ("BIFMA"), have highlighted near-term demand pressures from the slowdown in economic activity from the pandemic.

•The Company is monitoring the resolution of various trade policy negotiations between the U.S. and key trading partners as well as the ongoing negotiations concerning the U.K. referendum to exit the European Union ("Brexit"). These negotiations create uncertainty in key markets, particularly the U.K., continental Europe and China, which, if unresolved in the near term, could negatively impact customer demand.

•The Company continues to navigate the impact of global tariffs. The Company believes, based upon existing circumstances, that pricing, strategic sourcing actions and profit optimization initiatives have fully offset the current level of tariffs imposed on imports from China.

•The Company's Retail segment supports a range of furniture categories aimed at the home environment. Several of these categories, including home office products, saw a significant ramp-up in demand during the first quarter of fiscal 2021.

The remaining sections within Item 2 include additional analysis of the three months ended August 29, 2020, including discussion of significant variances compared to the prior year periods.

COVID-19 Update
The Company continues to navigate the new realities brought about by the COVID-19 pandemic. Most global facilities are open in some capacity, depending on local government and health authority recommendations. While demand for the Company's products and services, particularly in the Contract segments of the business, has been adversely impacted, our multi-channel go-to-market approach has enabled us to serve customers where, and how, they need to be served. In addition, the investments we’ve made in people, technology, and products has positioned us well to capitalize on emerging opportunities as our customers' needs changed quickly at the onset of the COVID-19 crisis. This has allowed for our Retail business to take advantage of the unanticipated emerging work from home trend as consumers are focusing on their broader home environments. Despite this, the extent of the geographic spread and duration of this virus, the impact on our supply chain, future demand for our products, and related financial impact cannot be estimated at this time with any degree of certainty.

Employee Safety and Health
The health and well-being of employees remains top of mind as we begin to slowly return to our workplaces around the globe. Our return to the office will continue to be more methodical with maximum occupancy limits in place according to local mandates and best practices to ensure the health and safety of our employees. We also continue to employ a variety of other safety measures including domestic and international travel restrictions, extensive cleaning protocols, temperature and health screenings, personal protective equipment, and visitor safety guidelines.

Customer Focus
The digital investments we’ve made allowed us to pivot quickly and capitalize on a new set of opportunities when our customers’ purchasing behaviors changed. These investments include a reimagined Design Within Reach website, a Work from Home landing page on Herman Miller’s website, a Work from Home online assessment tool, and new digital platforms that are creating greater efficiencies for contract and dealer audiences.

Manufacturing and Retail Operations
All our manufacturing facilities continue to operate at near-normal capacity. All retail studios and stores are open in some capacity; with some open to the public, some in limited capacity, and others by appointment only.

24 Form 10-Q

Cost Reductions
In fiscal 2020, the Company implemented a range of actions aimed at temporarily reducing costs and preserving liquidity. In fiscal 2021, the Company, together with its Board of Directors, made the decision to move forward with several restorative actions. This included eliminating the 10% reduction in compensation, the introduction of a modified bonus program and re-establishing a quarterly cash dividend program. Retirement plan contributions remain suspended, and the Company continues to tightly control operating expenses in the face of lingering economic uncertainty.

Reconciliation of Non-GAAP Financial Measures
This report contains references to organic net sales and adjusted earnings per share - diluted, which are non-GAAP financial measures. Organic growth (decline) represents the change in net sales, excluding currency translation effects and the impact of acquisitions. Adjusted earnings per share represents reported diluted earnings per share excluding the impact from adjustments related to restructuring expenses and other special charges or gains, including related taxes. Restructuring expenses in the current period included actions involving facilities consolidation and optimization and targeted workforce reductions, while in the comparative period included actions involving facilities consolidation and optimization and costs associated with an early retirement program. Special charges in the current period included acquisition-related costs and certain costs arising as a direct result of COVID-19, while in the comparative period included costs related to CEO transition.

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

The following table reconciles net sales to organic net sales for the periods ended as indicated below:

	Three Months Ended				Three Months Ended
	August 29, 2020				August 31, 2019
	North America	International	Retail	Total	North America	International	Retail	Total
Net sales, as reported	$338.8	$153.7	$134.3	$626.8	$458.4	$113.9	$98.6	$670.9
% change from PY	(26.1)%	34.9%	36.2%	(6.6)%
Proforma Adjustments
Acquisitions	(7.1)	(39.5)	—	(46.6)	—	—	—	—
Currency translation effects (1)	0.3	1.1	—	1.4	—	—	—	—
Net sales, organic	$332.0	$115.3	$134.3	$581.6	$458.4	$113.9	$98.6	$670.9
% change from PY	(27.6)%	1.2%	36.2%	(13.3)%
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period.

Herman Miller, Inc. and Subsidiaries 25

The following table reconciles earnings per share - diluted to adjusted earnings per share - diluted for the three months ended:

	Three Months Ended
	August 29, 2020	August 31, 2019
Earnings per share - diluted	$1.24	$0.81

Add: Special charges, after tax	0.01	0.01
Add: Restructuring expenses, after tax	(0.01)	0.02
Adjusted earnings per share - diluted	$1.24	$0.84

Weighted average shares outstanding (used for calculating adjusted earnings per share) – diluted	58,964,268	59,231,728
Note: The adjustments above are net of tax. For the three months ended August 29, 2020 and August 31, 2019, the tax impact of the adjustments were immaterial.

Analysis of Results for Three Months
The following table presents certain key highlights from the results of operations for the three months ended:

(In millions, except per share data)	August 29, 2020	August 31, 2019	% Change
Net sales	$626.8	$670.9	(6.6)%
Cost of sales	376.8	424.8	(11.3)%
Gross margin	250.0	246.1	1.6%
Operating expenses	154.6	186.0	(16.9)%
Operating earnings	95.4	60.1	58.7%
Other expenses, net	1.6	2.1	(23.8)%
Earnings before income taxes and equity income	93.8	58.0	61.7%
Income tax expense	20.6	12.2	68.9%
Equity income from nonconsolidated affiliates, net of tax	0.2	2.2	(90.9)%
Net earnings	73.4	48.0	52.9%
Net earnings (loss) attributable to redeemable noncontrolling interests	0.4	(0.2)	n/a
Net earnings attributable to Herman Miller, Inc.	$73.0	$48.2	51.5%
Earnings per share — diluted	$1.24	$0.81	53.1%
Orders	$556.0	$676.7	(17.8)%
Backlog	$400.0	$399.9	—%

The following table presents select components of the Company's Condensed Consolidated Statements of Comprehensive Income as a percentage of net sales, for the three months ended:

	August 29, 2020	August 31, 2019
Net sales	100.0%	100.0%
Cost of sales	60.1	63.3
Gross margin	39.9	36.7
Operating expenses	24.7	27.7
Operating earnings	15.2	9.0
Other expenses, net	0.3	0.3
Earnings before income taxes and equity income	15.0	8.6
Income tax expense	3.3	1.8
Equity income from nonconsolidated affiliates, net of tax	—	0.3
Net earnings	11.7	7.2
Net earnings (loss) attributable to redeemable noncontrolling interests	0.1	—
Net earnings attributable to Herman Miller, Inc.	11.6	7.2

26 Form 10-Q

Net Sales
The following chart presents graphically the primary drivers of the year-over-year change in net sales for the three months ended August 29, 2020. The amounts presented in the bar graph are expressed in millions and have been rounded.
Net sales decreased $44.1 million or 6.6% in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. The following items contributed to the change:

•Increase of approximately $47 million due to the acquisitions of HAY and naughtone.
•Increased sales volumes within the Retail segment of approximately $34 million which were driven primarily by increased demand within the segment's e-commerce channel offset by lower DWR studio volume due to the outbreak of COVID-19.
•Incremental list price increases, net of contract price discounting, of approximately $9 million.
•Decreased sales volumes within the North America Contract ("NAC") segment of approximately $134 million, primarily due to the impact of the outbreak of COVID-19.

Gross Margin
Gross margin was 39.9% in the first quarter of fiscal 2021 as compared to 36.7% in the first quarter of fiscal 2020. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:

•Strong channel mix increased gross margin by approximately 140 basis points.
•Incremental list price increases, net of contract price discounting, increased gross margin by approximately 80 basis points.
•Product mix, material performance and ongoing profitability improvement efforts increased gross margin by approximately 60 basis points.
•Lower freight and warehousing expense increased gross margin by approximately 60 basis points as we transitioned into a higher efficiency distribution center, supporting our Retail business, in the first half of fiscal 2020.
•Special charges related to the initial purchase accounting of HAY and naughtone decreased gross margin by approximately 20 basis points.

Herman Miller, Inc. and Subsidiaries 27

Operating Expenses
The following chart presents graphically the primary drivers of the year-over-year change in operating expenses for the three months ended August 29, 2020. The amounts presented in the bar graph are expressed in millions and have been rounded.

Change in Operating Expenses

$186
$(16)
$(13)
$(5)
$(3)
$(3)
$(2)
$11
$155
Q1 FY20
Comp & Benefits
Marketing & Selling
Travel Costs
Restructuring
Studio Costs
Other
Acquisitions
Q1 FY21

Operating expenses decreased by $31.4 million or 16.9% in the first quarter of fiscal 2021 compared to the prior year period. The following factors contributed to the change:

•Compensation and benefit costs decreased approximately $16 million due primarily to lower headcount associated with the reduction in workforce actions initiated in the fourth quarter of fiscal 2020, as well as temporary wage reductions that were in effect during the quarter but were terminated at the end of the quarter.
•Lower marketing and selling costs of approximately $13 million primarily within the North America Contract and Retail segments.
•Travel costs were approximately $5 million lower due to decreased travel as a result of COVID-19.
•Restructuring expenses decreased approximately $3 million due to a gain on sale of property in the current year associated with the Company's International Contract facilities consolidation plan.
•Lower studio costs of approximately $3 million driven by lower lease expense.
•The acquisition of HAY and naughtone increased Operating expenses by approximately $11 million.

Other Income/Expense
During the three months ended August 29, 2020, net other expense was $1.6 million, a decrease of $0.5 million compared to the same period in the prior year. This decrease resulted primarily from an increase in investment gains associated with the Company's deferred compensation plan in the current quarter partially offset by an increase in interest expense in the current quarter.

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
28 Form 10-Q

North America Contract, International Contract, Retail, and Corporate. For descriptions of each segment, refer to Note 16 of the Condensed Consolidated Financial Statements.

The charts below present the relative mix of Net sales and Operating earnings across each of the Company's segments during the three month period ended August 29, 2020. This is followed by a discussion of the Company's results, by reportable segment.

North America Contract ("North America")

	Three Months Ended
(Dollars in millions)	August 29, 2020	August 31, 2019	Change
Net sales	$338.8	$458.4	$(119.6)
Gross margin	129.0	167.7	(38.7)
Gross margin %	38.1%	36.6%	1.5%
Operating earnings	51.8	62.9	(11.1)
Operating earnings %	15.3%	13.7%	1.6%

For the three month comparative period, net sales decreased 26.1%, or 27.6%(*) on an organic basis, over the prior year period due to:

•Decreased sales volumes within the North America segment of approximately $134 million, primarily due to the outbreak of COVID-19; offset by
•Incremental list price increases, net of contract price discounting, of approximately $7 million; and
•Approximately $7 million due to the acquisition of naughtone.

For the three month comparative period, operating earnings decreased $11.1 million, or 17.6%, over the prior year period due to:

•Decreased gross margin of $38.7 million due to decreased sales volumes, partially offset by an increase in gross margin percentage of 150 basis points. The increase in gross margin percentage was due primarily to incremental list price increases, net of contract price discounting, and improvements in material and labor performance, partially offset by lower volume leverage due to the outbreak of COVID-19 described above; offset by
•Decreased operating expenses of $27.6 million driven primarily by lower marketing and selling expenses of approximately $12 million, lower compensation and benefit costs of approximately $11 million, and lower
Herman Miller, Inc. and Subsidiaries 29

travel costs of approximately $4 million. The decrease in compensation and benefit costs were due to lower headcount associated with the reduction in workforce actions initiated in the fourth quarter of fiscal 2020, as well as temporary wage reductions that were in effect during the quarter but were terminated at the end of the quarter.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

International Contract ("International")

	Three Months Ended
(Dollars in millions)	August 29, 2020	August 31, 2019	Change
Net sales	$153.7	$113.9	$39.8
Gross margin	55.0	39.8	15.2
Gross margin %	35.8%	34.9%	0.9%
Operating earnings	25.1	13.1	12.0
Operating earnings %	16.3%	11.5%	4.8%

For the three month comparative period, net sales increased 34.9%, or 1.2%(*) on an organic basis, over the prior year period due primarily to the acquisition of HAY and naughtone which increased sales by approximately $39 million.

For the three month comparative period, operating earnings increased $12.0 million, or 91.6%, over the prior year period due to:

•Increased gross margin of $15.2 million due to the increase in sales explained above, as well as increased gross margin percentage of 90 basis points due primarily to changes in channel and product mix; offset by
•Increased operating expenses of $3.2 million driven primarily by the acquisition of HAY and naughtone partially offset by lower restructuring expenses in the current period.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

Retail

	Three Months Ended
(Dollars in millions)	August 29, 2020	August 31, 2019	Change
Net sales	$134.3	98.6	$35.7
Gross margin	66.0	38.6	27.4
Gross margin %	49.1%	39.1%	10.0%
Operating earnings	29.2	(3.9)	33.1
Operating earnings %	21.7%	(4.0)%	25.7%

For the three month comparative period, net sales increased 36.2%, both on an as reported and organic(*) basis, over the prior year period due to:

•Increased sales volumes of approximately $34 million which were driven primarily by increased demand within the segment's e-commerce channel offset by lower DWR studio volume due to the outbreak of COVID-19; and
•Incremental list price increases, net of price discounting, of approximately $4 million; offset by
•Lower freight revenue of approximately $2 million.

For the three month comparative period, operating earnings increased $33.1 million, or 848.7%, over the prior year period due to:

•Increased gross margin of $27.4 million due to the increase in sales explained above, as well as increased gross margin percentage of 1,000 basis points due primarily to changes in channel and product mix, incremental list price increases, net of price discounting, and lower freight and warehousing expenses; and
30 Form 10-Q

•Decreased operating expenses of $5.7 million driven primarily by lower studio costs, lower compensation and benefit costs and lower marketing expenses.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

Corporate
Corporate unallocated expenses totaled $10.7 million for the first quarter of fiscal 2021, a decrease of $1.3 million from the first quarter of fiscal 2020. The decrease was driven primarily by lower compensation and benefit costs in the current period.

Liquidity and Capital Resources
The table below summarizes the net change in cash and cash equivalents for the three months ended as indicated.

(In millions)	August 29, 2020	August 31, 2019
Cash provided by (used in):
Operating activities	$115.9	$54.7
Investing activities	(5.1)	(24.0)
Financing activities	(276.5)	(27.9)
Effect of exchange rate changes	8.3	(2.5)
Net change in cash and cash equivalents	$(157.4)	$0.3

Cash Flows - Operating Activities
Cash provided by operating activities for the three months ended August 29, 2020 was $115.9 million, as compared to $54.7 million in the same period of the prior year. The increase in cash generated from operations in the current year, compared to the prior year, was primarily due to:

•An increase in net earnings of $25.4 million;
•An increase in current liabilities in the current period of $13.3 million, driven primarily by an increase in accounts payable. This compares to a decrease in current liabilities of $18.9 million in the prior year period. The decrease in the prior year period was driven primarily by a decrease in accrued liabilities; and
•A decrease in current assets in the current period of $3.9 million, driven by a decrease in inventory and prepaid expenses, offset by an increase in accounts receivable. This compares to a decrease in current assets of $1.4 million in the prior year period.

Cash Flows - Investing Activities
Cash used in investing activities for the three months ended August 29, 2020 was $5.1 million, as compared to $24.0 million in the same period of the prior year. The decrease in cash outflow in the current year, compared to the prior year, was primarily due to:

•A decrease in capital expenditures of $9.3 million due to reduced spending as a result of COVID-19; and
•Proceeds from the sale of the Company's manufacturing facilities in China in the current quarter of $6.4 million.

At the end of the first quarter of fiscal 2021, there were outstanding commitments for capital purchases of $17.4 million. The Company plans to fund these commitments with cash on hand and/or cash generated from operations. The Company expects full-year capital purchases to be between $50.0 million and $60.0 million, which will be primarily related to investments in the Company's facilities and equipment. This compares to full-year capital spending of $69.0 million in fiscal 2020.

Cash Flows - Financing Activities
Cash used in financing activities for the three months ended August 29, 2020 was $276.5 million, as compared to $27.9 million in the same period of the prior year. The increase in cash outflow in the current year, compared to the
Herman Miller, Inc. and Subsidiaries 31

prior year, was primarily due to repayments of $265.0 million on the Company's syndicated credit facility in the current quarter.

Sources of Liquidity
In addition to steps taken to protect its workforce and manage business operations, the Company has taken actions to safeguard its capital position in the current environment. The Company is closely managing spending levels, capital investments, and working capital, and has temporarily suspended share repurchase activity as part of managing cash flows. For more information on current cost reductions, refer to the COVID-19 Update section above.

At the end of the first quarter of fiscal 2021, the Company had a well-positioned balance sheet and liquidity profile. In addition to cash flows from operating activities, the Company has access to liquidity through credit facilities, cash and cash equivalents, and short-term investments. These sources have been summarized below. For additional information, refer to Note 14 to the Condensed Consolidated Financial Statements.

(In millions)	August 29, 2020	May 30, 2020
Cash and cash equivalents	$296.6	$454.0
Marketable securities	7.0	7.0
Availability under syndicated revolving line of credit	265.7	0.6
Total liquidity	$569.3	$461.6

Of the cash and cash equivalents noted above at the end of the first quarter of fiscal 2021, the Company had $135.8 million of cash and cash equivalents held outside the United States. In addition, the Company had marketable securities of $7.0 million held by one of its international wholly-owned subsidiaries.

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

As of August 29, 2020, the total debt outstanding related to borrowings under the syndicated revolving line of credit was $225.0 million with available borrowings against this facility of $265.7 million.

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

The Company believes that its financial resources will allow it to manage the impact of COVID-19 on business operations for the foreseeable future which could include materially reduced revenue and profits. The Company will continue to evaluate its financial position in light of future developments, particularly those relating to COVID-19.

Contractual Obligations
Contractual obligations associated with ongoing business and financing activities will require cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments as of May 30, 2020 was provided in the Company's annual report on Form 10-K for the year ended May 30, 2020. There have been no material changes in such obligations since that date.

32 Form 10-Q

Guarantees
See Note 13 to the Condensed Consolidated Financial Statements.

Variable Interest Entities
See Note 18 to the Condensed Consolidated Financial Statements.

Contingencies
See Note 13 to the Condensed Consolidated Financial Statements.

Critical Accounting Policies

The Company strives to report financial results clearly and understandably. The Company follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which require certain estimates and judgments that affect the financial position and results of operations for the Company. The Company continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Company's annual report on Form 10-K for the year ended May 30, 2020.

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

Herman Miller, Inc. and Subsidiaries 33

Item 3: Quantitative and Qualitative Disclosures About Market Risk
The information concerning quantitative and qualitative disclosures about market risk contained in the Company’s Annual Report on Form 10-K for its fiscal year ended May 30, 2020 has not changed significantly. The nature of market risks from interest rates and commodity prices has not changed materially during the first three months of fiscal 2021.

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

In the normal course of business, the Company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the Company conducts its business are the British pound sterling, euro, Canadian dollar, Japanese yen, Mexican peso, Hong Kong dollar and Chinese renminbi. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes. The net gain or loss upon settlement and the change in fair value of outstanding contracts is recorded as a component of Other income, net.

Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 29, 2020, and the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended August 29, 2020, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

34 Form 10-Q

PART II - OTHER INFORMATION
Item 1: Legal Proceedings
Referred to in Note 13 of the Condensed Consolidated Financial Statements.

Item 1A: Risk Factors
There have been no material changes in the Company's risk factors from those set forth in the Company's Annual Report on Form 10-K for the year ended May 30, 2020.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during the quarter ended August 29, 2020.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)
5/31/20 - 6/27/20	305	$28.20	305	$237,633,525
6/28/20 - 7/25/20	34,398	$23.05	34,398	$236,840,785
7/26/20 - 8/29/20	1,941	$27.18	1,941	$236,788,029
Total	36,644		36,644

The Company repurchased shares under previously announced plans authorized by the Board of Directors. No repurchase plans expired or were terminated during the first quarter of fiscal 2021, nor do any plans exist under which the Company does not intend to make further purchases. The Board has the authority to terminate any further repurchases. During the period covered by this report, the Company did not sell any of its equity securities that were not registered under the Securities Act of 1933.

Item 3: Defaults upon Senior Securities
None

Item 4: Mine Safety Disclosures
Not applicable

Item 5: Other Information
None

Herman Miller, Inc. and Subsidiaries 35

Item 6: Exhibits
The following exhibits (listed by number corresponding to the Exhibit table as Item 601 in Regulation S-K) are filed with this Report:

Exhibit Number    Document
10.1*    Advisory Agreement dated August 7, 2020 by and between Herman Miller, Inc. and Gregory Bylsma

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

101.CAL    XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB    XBRL Taxonomy Extension Label Linkbase Document

101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF    XBRL Taxonomy Extension Definition Linkbase Document

104    Cover Page Interactive Data File (embedded within the Inline XBRL Document)

(*) Denotes compensatory plan or arrangement.

36 Form 10-Q

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

HERMAN MILLER, INC.

October 5, 2020	/s/ Andrea R. Owen
Andrea R. Owen
President and Chief Executive Officer
(Duly Authorized Signatory for Registrant)

October 5, 2020	/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer
(Duly Authorized Signatory for Registrant)

Herman Miller, Inc. and Subsidiaries 37