Form 10-Q
period 2020-11-28
HERMAN MILLER INC
filed 2021-01-04
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 28, 2020
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

As of December 31, 2020, Herman Miller, Inc. had 58,978,540 shares of common stock outstanding.

Herman Miller, Inc.
Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements
Herman Miller, Inc.
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions, except share data)	Three Months Ended		Six Months Ended
(Unaudited)	November 28, 2020	November 30, 2019	November 28, 2020	November 30, 2019
Net sales	$626.3	$674.2	$1,253.0	$1,345.2
Cost of sales	382.1	418.7	758.8	843.6
Gross margin	244.2	255.5	494.2	501.6
Operating expenses:
Selling, general and administrative	153.0	169.5	292.8	334.3
Restructuring expense, net	2.4	4.2	1.2	6.1
Design and research	17.8	19.4	33.8	38.6
Total operating expenses	173.2	193.1	327.8	379.0
Operating earnings	71.0	62.4	166.4	122.6
Gain on consolidation of equity method investment	—	30.5	—	30.5
Interest expense	3.5	3.0	7.2	6.0
Interest and other investment income	0.4	0.7	0.8	1.4
Other (income) expense, net	(0.9)	0.3	(2.7)	0.1
Earnings before income taxes and equity income	68.8	90.3	162.7	148.4
Income tax expense	16.2	12.9	36.9	25.2
Equity income from nonconsolidated affiliates, net of tax	0.2	1.2	0.4	3.4
Net earnings	52.8	78.6	126.2	126.6
Net earnings (loss) attributable to redeemable noncontrolling interests	1.5	—	2.0	(0.2)
Net earnings attributable to Herman Miller, Inc.	$51.3	$78.6	$124.2	$126.8

Earnings per share — basic	$0.87	$1.33	$2.11	$2.15
Earnings per share — diluted	$0.87	$1.32	$2.10	$2.14

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	$4.9	$13.7	$35.1	$4.4
Pension and post-retirement liability adjustments	1.4	0.7	2.5	1.4
Unrealized gains (losses) on interest rate swap agreement	0.9	3.4	1.2	(5.3)
Unrealized holding loss on available for sale securities	—	—	(0.1)	—
Other comprehensive income, net of tax	7.2	17.8	38.7	0.5
Comprehensive income	60.0	96.4	164.9	127.1
Comprehensive income (loss) attributable to redeemable noncontrolling interests	1.7	—	4.8	(0.2)
Comprehensive income attributable to Herman Miller, Inc.	$58.3	$96.4	$160.1	$127.3
See accompanying notes to Condensed Consolidated Financial Statements.
Herman Miller, Inc. and Subsidiaries 3

Herman Miller, Inc.
Condensed Consolidated Balance Sheets

(Dollars in millions, except per share data)
(Unaudited)	November 28, 2020	May 30, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$377.9	$454.0
Short-term investments	7.2	7.0
Accounts receivable, net of allowances of $5.2 and $4.7	193.0	180.0
Unbilled accounts receivable	33.0	19.5
Inventories, net	191.0	197.3
Prepaid expenses	26.8	43.3
Other current assets	9.0	16.0
Total current assets	837.9	917.1
Property and equipment, at cost	1,124.0	1,111.3
Less — accumulated depreciation	(798.1)	(780.5)
Net property and equipment	325.9	330.8
Right-of-use assets	225.6	193.9
Goodwill	358.5	346.0
Indefinite-lived intangibles	96.4	92.8
Other amortizable intangibles, net of accumulated amortization of $70.7 and $62.7	112.3	112.4
Other noncurrent assets	71.9	60.9
Total Assets	$2,028.5	$2,053.9

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$164.4	$128.8
Short-term borrowings and current portion of long-term debt	52.3	51.4
Accrued compensation and benefits	65.7	71.1
Accrued warranty	16.0	16.1
Customer deposits	37.7	39.8
Other accrued liabilities	171.4	163.0
Total current liabilities	507.5	470.2
Long-term debt	274.9	539.9
Pension and post-retirement benefits	41.5	42.4
Lease liabilities	205.7	178.8
Other liabilities	144.1	129.2
Total Liabilities	1,173.7	1,360.5
Redeemable noncontrolling interests	56.5	50.4
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 58,971,641 and 58,793,275 shares issued and outstanding in fiscal 2021 and 2020, respectively)	11.8	11.8
Additional paid-in capital	87.8	81.6
Retained earnings	797.1	683.9
Accumulated other comprehensive loss	(98.1)	(134.0)
Deferred compensation plan	(0.3)	(0.3)
Total Stockholders' Equity	798.3	643.0
Total Liabilities, Redeemable Noncontrolling Interests, and Stockholders' Equity	$2,028.5	$2,053.9
See accompanying notes to Condensed Consolidated Financial Statements.
4 Form 10-Q

Herman Miller, Inc.
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Six Months Ended
(Unaudited)	November 28, 2020	November 30, 2019
Cash Flows from Operating Activities:
Net earnings	$126.2	$126.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	43.3	37.9
Stock-based compensation	3.9	5.4
Gain on consolidation of equity method investment	—	(30.5)
Restructuring expense	1.2	6.1
Decrease in current assets	2.3	16.5
Increase (decrease) in current liabilities	22.9	(21.1)
Increase in non-current liabilities	9.0	0.2
Other, net	5.8	1.3
Net Cash Provided by Operating Activities	214.6	142.4

Cash Flows from Investing Activities:
Proceeds from sale of property and dealers	11.4	0.2
Capital expenditures	(24.4)	(38.6)
Acquisitions, net of cash received	—	(40.0)
Other, net	(11.4)	(3.7)
Net Cash Used in Investing Activities	(24.4)	(82.1)

Cash Flows from Financing Activities:
Repayments of credit facility	(265.0)	—
Dividends paid	(12.3)	(24.0)
Common stock issued	3.1	13.3
Common stock repurchased and retired	(0.9)	(8.1)
Purchase of redeemable noncontrolling interests	—	(20.3)
Other, net	(1.8)	(1.5)
Net Cash Used in Financing Activities	(276.9)	(40.6)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	10.6	(1.9)
Net (Decrease) Increase in Cash and Cash Equivalents	(76.1)	17.8

Cash and Cash Equivalents, Beginning of Period	454.0	159.2
Cash and Cash Equivalents, End of Period	$377.9	$177.0
See accompanying notes to Condensed Consolidated Financial Statements.
Herman Miller, Inc. and Subsidiaries 5

Herman Miller, Inc.
Condensed Consolidated Statements of Stockholders' Equity

	Six Months Ended November 28, 2020
(Dollars in millions, except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation Plan	Herman Miller, Inc. Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
(Unaudited)	Shares	Amount
May 30, 2020	58,793,275	$11.8	$81.6	$683.9	$(134.0)	$(0.3)	$643.0	$—	$643.0
Net earnings	—	—	—	73.0	—	—	73.0	—	73.0
Other comprehensive income, net of tax	—	—	—	—	28.9	—	28.9	—	28.9
Stock-based compensation expense	—	—	1.5	—	—	—	1.5	—	1.5
Exercise of stock options	8,133	—	0.2	—	—	—	0.2	—	0.2
Restricted and performance stock units released	106,607	—	—	—	—	—	—	—	—
Employee stock purchase plan issuances	25,116	—	0.6	—	—	—	0.6	—	0.6
Repurchase and retirement of common stock	(36,644)	—	(0.9)	—	—	—	(0.9)	—	(0.9)
Directors' fees	3,013	—	0.1	—	—	—	0.1	—	0.1
August 29, 2020	58,899,500	$11.8	$83.1	$756.9	$(105.1)	$(0.3)	$746.4	$—	$746.4
Net earnings	—	—	—	51.3	—	—	51.3	—	51.3
Other comprehensive income, net of tax	—	—	—	—	7.0	—	7.0	—	7.0
Stock-based compensation expense	—	—	2.4	—	—	—	2.4	—	2.4
Exercise of stock options	54,771	—	1.9	—	—	—	1.9	—	1.9
Restricted and performance stock units released	3,688	—	—	—	—	—	—	—	—
Employee stock purchase plan issuances	14,880	—	0.4	—	—	—	0.4	—	0.4
Repurchase and retirement of common stock	(1,198)	—	—	—	—	—	—	—	—
Dividends declared ($0.1875 per share)	—	—	—	(11.1)	—	—	(11.1)	—	(11.1)
November 28, 2020	58,971,641	$11.8	$87.8	$797.1	$(98.1)	$(0.3)	$798.3	$—	$798.3

6 Form 10-Q

	Six Months Ended November 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation Plan	Herman Miller, Inc. Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount
June 1, 2019	58,794,148	$11.7	$89.8	$712.7	$(94.2)	$(0.8)	$719.2	$—	$719.2
Net earnings	—	—	—	48.2	—	—	48.2	(0.2)	48.0
Other comprehensive loss, net of tax	—	—	—	—	(17.3)	—	(17.3)	—	(17.3)
Stock-based compensation expense	—	—	2.6	—	—	—	2.6	—	2.6
Exercise of stock options	382,898	0.1	12.1	—	—	—	12.2	—	12.2
Restricted and performance stock units released	45,105	—	—	—	—	—	—	—	—
Employee stock purchase plan issuances	14,750	—	0.5	—	—	—	0.5	—	0.5
Repurchase and retirement of common stock	(173,001)	—	(7.6)	—	—	—	(7.6)	—	(7.6)
Deferred compensation plan	—	—	—	—	—	0.2	0.2	—	0.2
Dividends declared ($0.21 per share)	—	—	—	(12.5)	—	—	(12.5)	—	(12.5)
Redemption value adjustment	—	—	—	(0.2)	—	—	(0.2)	0.2	—
August 31, 2019	59,063,900	$11.8	$97.4	$748.2	$(111.5)	$(0.6)	$745.3	$—	$745.3
Net earnings	—	$—	$—	$78.6	$—	$—	$78.6	$—	$78.6
Other comprehensive income, net of tax	—	—	—	—	17.8	—	17.8	—	17.8
Stock-based compensation expense	—	—	2.8	—	—	—	2.8	—	2.8
Exercise of stock options	5,227	—	0.1	—	—	—	0.1	—	0.1
Restricted and performance stock units released	3,653	—	—	—	—	—	—	—	—
Employee stock purchase plan issuances	12,467	—	0.5	—	—	—	0.5	—	0.5
Repurchase and retirement of common stock	(10,006)	—	(0.4)	—	—	—	(0.4)	—	(0.4)
Dividends declared ($0.21 per share)	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
November 30, 2019	59,075,241	$11.8	$100.4	$826.7	$(93.7)	$(0.6)	$844.6	$—	$844.6
See accompanying notes to Condensed Consolidated Financial Statements.

Herman Miller, Inc. and Subsidiaries 7

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

The accompanying unaudited Condensed Consolidated Financial Statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly the financial position of the Company as of November 28, 2020. Operating results for the three and six months ended November 28, 2020 are not necessarily indicative of the results that may be expected for the year ending May 29, 2021. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 30, 2020. All intercompany transactions have been eliminated in the Condensed Consolidated Financial Statements. The financial statements of equity method investments are not consolidated. Certain prior year amounts in the Condensed Consolidated Financial Statements have been reclassified to conform with current year presentation.

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

8 Form 10-Q

3. Revenue from Contracts with Customers
Disaggregated Revenue
Revenue disaggregated by contract type has been provided in the table below:

	Three Months Ended		Six Months Ended
(In millions)	November 28, 2020	November 30, 2019	November 28, 2020	November 30, 2019
Net Sales:
Single performance obligation
Product revenue	$544.3	$572.7	$1,087.6	$1,138.9
Multiple performance obligations
Product revenue	77.2	95.8	155.7	195.7
Service revenue	2.9	2.9	6.0	5.2
Other	1.9	2.8	3.7	5.4
Total	$626.3	$674.2	$1,253.0	$1,345.2

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

The Workplace category includes products centered on creating highly functional and productive settings for both groups and individuals. This category focuses on the development of products, beyond seating, that define boundaries, support work and enable productivity.

The Performance Seating category includes products centered on seating ergonomics, productivity and function across an evolving and diverse range of settings. This category focuses on the development of ergonomic seating solutions for specific use cases requiring more than basic utility.

The Lifestyle category includes products focused on bringing spaces to life through beautiful yet functional products. This category focuses on the development of products that support a way of living, in thoughtful yet elevated ways. The products in this category help create emotive and visually appealing spaces via a portfolio that offers diversity in aesthetics, price and performance.

Herman Miller, Inc. and Subsidiaries 9

Revenue disaggregated by product type and reportable segment has been provided in the table below:

	Three Months Ended		Six Months Ended
(In millions)	November 28, 2020	November 30, 2019	November 28, 2020	November 30, 2019
North America Contract:
Workplace	$197.2	$277.3	$404.3	$560.8
Performance Seating	74.7	108.6	152.2	220.5
Lifestyle	20.4	24.5	42.8	48.0
Other	30.8	40.2	62.6	80.0
Total North America Contract	$323.1	$450.6	$661.9	$909.3

International Contract:
Workplace	$35.1	$45.3	$77.0	$92.8
Performance Seating	73.4	61.5	136.3	118.8
Lifestyle	57.1	7.4	103.5	13.4
Other	2.5	4.0	4.9	7.0
Total International Contract	$168.1	$118.2	$321.7	$232.0

Retail:
Workplace	$2.0	$1.1	$4.0	$2.1
Performance Seating	49.2	12.6	96.6	21.7
Lifestyle	83.6	91.7	168.4	180.1
Other	0.3	—	0.4	—
Total Retail	$135.1	$105.4	$269.4	$203.9

Total	$626.3	$674.2	$1,253.0	$1,345.2

Refer to Note 16 of the Condensed Consolidated Financial Statements for further information related to our reportable segments.

Contract Balances
Customers may make payments before the satisfaction of the Company's performance obligation and recognition of revenue. These payments represent contract liabilities and are included within the caption “Customer deposits” in the Condensed Consolidated Balance Sheets. During the three and six months ended November 28, 2020, the Company recognized Net sales of $19.9 million and $26.7 million related to customer deposits that were included in the balance sheet as of August 29, 2020 and May 30, 2020, respectively.

4. Leases
The components of lease expense are provided in the table below:

	Three Months Ended		Six Months Ended
(In millions)	November 28, 2020	November 30, 2019	November 28, 2020	November 30, 2019
Operating lease costs	$12.4	$12.6	$23.4	$25.4
Short-term lease costs	0.7	0.7	1.5	1.2
Variable lease costs*	2.0	2.2	3.6	4.4
Total	$15.1	$15.5	$28.5	$31.0
*Not included in the table above for the three and six months ended November 28, 2020 are variable lease costs of $21.6 million and $38.6 million, respectively, for raw material purchases under certain supply arrangements that the Company has determined to meet the definition of a lease. This compares to purchases of $23.8 million and $45.7 million for the three and six months ended November 30, 2019, respectively.

10 Form 10-Q

During the fourth quarter of fiscal 2020, the Company determined it was more likely than not that the fair value of certain right-of-use assets were below their carrying values and assessed these assets for impairment. As result of this assessment the Company recorded an impairment of $19.3 million in the Consolidated Statements of Comprehensive Income in the fourth quarter of fiscal 2020 which is the primary driver of lower operating lease cost in the three and six months ended November 28, 2020 compared to the prior year.

At November 28, 2020, the Company had no financing leases. The undiscounted annual future minimum lease payments related to the Company's right-of-use assets are summarized by fiscal year in the following table:

(In millions)
2021	$25.7
2022	49.4
2023	46.5
2024	41.6
2025	37.2
Thereafter	103.2
Total lease payments*	$303.6
Less interest	30.6
Present value of lease liabilities	$273.0
*Lease payments exclude $21.3 million of legally binding minimum lease payments for leases signed but not yet commenced.

The long-term portion of the lease liabilities included in the amounts above is $205.7 million and the remainder of the lease liabilities are included in "Other accrued liabilities" in the Condensed Consolidated Balance Sheets.

At November 28, 2020, the weighted average remaining lease term and weighted average discount rate for operating leases were 7 years and 2.8%, respectively.

Supplemental cash flow and other information related to leases are provided in the table below:

	Three Months Ended		Six Months Ended
(In millions)	November 28, 2020	November 30, 2019	November 28, 2020	November 30, 2019
Operating cash flows used for operating leases	$11.6	$13.3	$22.6	$25.8
Right-of-use assets obtained in exchange for new liabilities	$36.9	$4.0	$49.2	$8.6

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

On December 2, 2019, the Company obtained a controlling financial interest in HAY through the purchase of an additional 34% ownership interest. This acquisition allows the Company to further promote growth and development of HAY's ancillary product lines and continue to support product innovation and sales growth. The Company previously accounted for its ownership interest in HAY as an equity method investment, but upon increasing its ownership to 67%, the Company consolidated the operations of HAY. Total consideration paid for an additional 34% ownership interest of HAY was $79.0 million, exclusive of HAY cash on hand. The Company funded the acquisition with cash and cash equivalents.

The previously mentioned HAY long-term licensing agreement was deemed to be a contractual preexisting relationship. As a result of the business combination, the Company recorded this arrangement at its December 2, 2019 fair value,
Herman Miller, Inc. and Subsidiaries 11

which resulted in an increase in goodwill of $10.0 million and a net gain of approximately $6 million, which was recorded within “Gain on consolidation of equity method investments" within the Condensed Consolidated Statements of Comprehensive Income during the three months ended May 30, 2020. The goodwill was recorded within the Company’s Retail segment.

The Company is a party to options, that if exercised, would require it to purchase the remaining 33% of the equity in HAY, at fair market value. This remaining redeemable noncontrolling interest in HAY is classified outside of permanent equity in the Consolidated Balance Sheets and is carried at the current estimated redemption amount.

The allocation of the purchase price was finalized during the first quarter of fiscal 2021. The following table presents the allocation of purchase price related to acquired tangible assets:

(In millions)
Cash	$12.1
Working capital, net of cash and inventory step-up	12.3
Net property and equipment	0.9
Other assets	3.9
Other liabilities	(3.1)
Net assets acquired	$26.1

The purchase of the additional equity interest in HAY was considered to be an acquisition achieved in stages, whereby the previously held equity interest was remeasured as of the acquisition date. The Company considered multiple factors in determining the fair value of the previously held equity method investment, including the price negotiated with the selling shareholder for the 34% equity interest in HAY, an income valuation model (discounted cash flow) and current trading multiples for comparable companies. Based on this analysis, the Company recognized an immaterial non-taxable gain on the remeasurement of the previously held equity method investment of $67.8 million in the third quarter of fiscal 2020. The net gain has been recognized in “Gain on consolidation of equity method investments" within the Condensed Consolidated Statements of Comprehensive Income during the three months ended May 30, 2020.

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

Goodwill related to the acquisition was recorded within the International Contract segment for $101.1 million and the Retail segment for $10.0 million. Subsequent to the acquisition, the goodwill recorded to the Retail segment was fully impaired in the fourth quarter of fiscal 2020 based on the results of the Company's annual goodwill impairment assessment.

naughtone
On October 25, 2019 (“Acquisition Date”), the Company purchased the remaining 47.5% equity voting interest in naughtone (Holdings) Limited and naughtone Manufacturing Ltd. (together “naughtone”). naughtone is an upscale, contemporary furniture manufacturer based in Harrogate, North Yorkshire, UK. The completion of the acquisition allows the Company to further promote growth and development of naughtone's ancillary product lines, and continue to support product innovation and sales growth. The Company previously accounted for its ownership interest in naughtone as an equity method investment. Upon increasing its ownership to 100% on the Acquisition Date, the
12 Form 10-Q

Company obtained a controlling financial interest and consolidated the operations of naughtone. Total consideration paid for naughtone on the Acquisition Date was $45.9 million, exclusive of naughtone cash on hand. The Company funded the acquisition with cash and cash equivalents. The allocation of the purchase price was finalized during the fourth quarter of fiscal 2020.

The following table presents the allocation of purchase price related to acquired tangible assets:

(In millions)
Cash	$5.1
Working capital, net of cash and inventory step-up	1.3
Net property and equipment	0.8
Net assets acquired	$7.2

The purchase of the remaining equity interest in naughtone was considered to be an acquisition achieved in stages, whereby the previously held equity interest was remeasured as of the Acquisition Date. The Company considered multiple factors in determining the fair value of the previously held equity method investment, including the price negotiated with the selling shareholder for the 47.5% equity interest in naughtone, an income valuation model (discounted cash flow) and current trading multiples for comparable companies. Based on this analysis, the Company recognized a non-taxable gain of approximately $30 million on the remeasurement of the previously held equity method investment of $20.5 million. The net gain has been recognized in “Gain on consolidation of equity method investments" within the Condensed Consolidated Statements of Comprehensive Income during the three and six months ended November 30, 2019.

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

Pro Forma Results of Operations
The results of naughtone and HAY’s operations have been included in the Consolidated Financial Statements beginning on October 25, 2019 and December 2, 2019 respectively. The following table provides pro forma results of operations for the three and six months ended November 30, 2019, as if naughtone and HAY had been acquired as of June 2, 2019. The pro forma results include certain purchase accounting adjustments such as the estimated change in depreciation and amortization expense on the acquired tangible and intangible assets. Pro forma results do not include any anticipated cost savings from the planned integration of these acquisitions. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisitions had occurred on the dates indicated or that may result in the future.

	Three Months Ended	Six Months Ended
(In millions)	November 30, 2019	November 30, 2019
Net sales	$718.4	$1,439.2
Net earnings attributable to Herman Miller, Inc.	$50.3	$99.3

Herman Miller, Inc. and Subsidiaries 13

6. Inventories, net

(In millions)	November 28, 2020	May 30, 2020
Finished goods	$147.1	$151.1
Raw materials	43.9	46.2
Total	$191.0	$197.3
Inventories are valued at the lower of cost or market and include material, labor, and overhead. Certain inventories within our North America Contract manufacturing operations are valued using the last-in, first-out (LIFO) method. Inventories of all other operations are valued using the first-in, first-out (FIFO) method.

7. Goodwill and Indefinite-Lived Intangibles
Goodwill and other indefinite-lived intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following as of November 28, 2020 and May 30, 2020:

(In millions)	Goodwill	Indefinite-lived Intangible Assets
May 30, 2020	$346.0	$92.8
Foreign currency translation adjustments	12.5	3.6
November 28, 2020	$358.5	$96.4

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

Each of the reporting units were reviewed for impairment using a quantitative assessment as of March 31, 2020, our annual testing date. In performing the quantitative impairment test, the Company determined that the fair value of the North America and International reporting units exceeded the carrying amount and, as such, these reporting units were not impaired. The assessment of the Retail and Maharam reporting units indicated that the carrying value of these reporting units exceeded their fair values, and goodwill impairment charges of $88.8 million and $36.7 million, respectively, were recorded in the fourth quarter of fiscal 2020 resulting in no goodwill remaining in either the Retail or Maharam reporting units. Accumulated goodwill impairment losses were $125.3 million as of November 28, 2020 and May 30, 2020.

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

In fiscal 2020, the Company performed quantitative assessments in testing indefinite-lived intangible assets for impairment, which resulted in the carrying values of the DWR, Maharam, HAY and naughtone trade names exceeding their fair values by $53.3 million, and impairment charges of this amount were recognized during the fourth quarter of fiscal 2020. If the residual cash flows related to these trade names were to decline in future periods, the Company may need to record an additional impairment charge.

14 Form 10-Q

During the six months ended November 28, 2020, there were no identified indicators of impairment that required the Company to complete an interim quantitative impairment assessment related to any of the Company's reporting units or indefinitely-lived intangible assets.

8. Employee Benefit Plans
The following table summarizes the components of net periodic benefit cost for the Company's defined benefit pension plan for the three and six months ended:

	Three Months Ended		Six Months Ended
(In millions)	November 28, 2020	November 30, 2019	November 28, 2020	November 30, 2019
Interest cost	$0.7	$0.6	$1.3	$1.2
Expected return on plan assets	(1.4)	(1.1)	(2.8)	(2.2)
Net amortization loss	1.6	0.9	3.3	1.7
Net periodic benefit cost	$0.9	$0.4	$1.8	$0.7

9. Earnings Per Share
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for the three and six months ended:

	Three Months Ended		Six Months Ended
	November 28, 2020	November 30, 2019	November 28, 2020	November 30, 2019
Numerators:
Numerator for both basic and diluted EPS, Net earnings attributable to Herman Miller, Inc. - in millions	$51.3	$78.6	$124.2	$126.8

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	58,908,094	59,061,731	58,869,699	58,985,366
Potentially dilutive shares resulting from stock plans	359,304	340,270	174,229	333,616
Denominator for diluted EPS	59,267,398	59,402,001	59,043,928	59,318,982
Antidilutive equity awards not included in weighted-average common shares - diluted	301,002	86	1,067,979	43

10. Stock-Based Compensation
The following table summarizes the stock-based compensation expense and related income tax effect for the three and six months ended:

	Three Months Ended		Six Months Ended
(In millions)	November 28, 2020	November 30, 2019	November 28, 2020	November 30, 2019
Stock-based compensation expense	$2.4	$2.8	$3.9	$5.4
Related income tax effect	$0.6	$0.6	$0.9	$1.2

Certain of the Company's equity-based compensation awards contain provisions that allow for continued vesting into retirement. Stock-based awards are considered fully vested for expense attribution purposes when the employee's retention of the award is no longer contingent on providing subsequent service.

Herman Miller, Inc. and Subsidiaries 15

11. Income Taxes
The Company's process for determining the provision for income taxes for the three and six months ended November 28, 2020 involved using an estimated annual effective tax rate which was based on expected annual income and statutory tax rates across the various jurisdictions in which it operates. The effective tax rates were 23.5% and 14.3%, respectively, for the three month periods ended November 28, 2020 and November 30, 2019. The same period in the prior year included a non-taxable gain on consolidation of an equity method investment which is the primary driver of the year over year increase in the effective tax rate. For the three months ended November 28, 2020, the effective tax rate is higher than the United States federal statutory rate due to United States state income taxes and the mix of earnings in tax jurisdictions that had rates that were higher than the United States federal statutory rate. For the three months ended November 30, 2019, the effective tax rate was lower than the United States federal statutory rate mainly as a result from the impact of a non-taxable gain on consolidation of an equity method investment.

The effective tax rates were 22.6% and 16.9%, respectively, for the six month periods ended November 28, 2020 and November 30, 2019. The same period in the prior year included a non-taxable gain on consolidation of an equity method investment which is the primary driver of the year over year increase in the effective tax rate. For the six months ended November 28, 2020, the effective tax rate is higher than the United States federal statutory rate due to United States state income taxes and the mix of earnings in tax jurisdictions that had rates that were higher than the United States federal statutory rate. For the six months ended November 30, 2019, the effective tax rate was lower than the United States federal statutory rate mainly due to the non-taxed nature of the gain on consolidation of an equity method investment.

The Company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its Condensed Consolidated Statements of Comprehensive Income. Interest and penalties recognized in the Company's Condensed Consolidated Statements of Comprehensive Income were negligible for the three and six months ended November 28, 2020 and November 30, 2019.

The Company's recorded liability for potential interest and penalties related to uncertain tax benefits was:

(In millions)	November 28, 2020	May 30, 2020
Liability for interest and penalties	$1.0	$0.8
Liability for uncertain tax positions, current	$2.3	$1.9

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

12. Fair Value Measurements
The Company's financial instruments consist of cash equivalents, marketable securities, accounts and notes receivable, deferred compensation plan, accounts payable, debt, interest rate swaps, foreign currency exchange contracts, redeemable noncontrolling interests, indefinite-lived intangible assets and right-of-use assets. The Company's financial instruments, other than long-term debt, are recorded at fair value.

The carrying value and fair value of the Company's long-term debt, including current maturities, is as follows for the periods indicated:

(In millions)	November 28, 2020	May 30, 2020
Carrying value	$327.2	$591.3
Fair value	$334.4	$594.0

16 Form 10-Q

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

The following table sets forth financial assets and liabilities measured at fair value through net income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of November 28, 2020 and May 30, 2020.

(In millions)	November 28, 2020		May 30, 2020
Financial Assets	NAV	Quoted Prices with Other Observable Inputs (Level 2)	NAV	Quoted Prices with Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$90.1	$—	$283.7	$—
Mutual funds - equity	—	0.7	—	0.7
Foreign currency forward contracts	—	1.4	—	1.1
Deferred compensation plan	—	16.4	—	13.2
Total	$90.1	$18.5	$283.7	$15.0

Financial Liabilities
Foreign currency forward contracts	$—	$0.3	$—	$0.8
Total	$—	$0.3	$—	$0.8

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

Herman Miller, Inc. and Subsidiaries 17

The following table sets forth financial assets and liabilities measured at fair value through other comprehensive income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of November 28, 2020 and May 30, 2020.

(In millions)	November 28, 2020	May 30, 2020
Financial Assets	Quoted Prices with Other Observable Inputs (Level 2)	Quoted Prices with Other Observable Inputs (Level 2)
Mutual funds - fixed income	$6.5	$6.3
Total	$6.5	$6.3

Financial Liabilities
Interest rate swap agreement	$23.5	$25.0
Total	$23.5	$25.0

The following is a summary of the carrying and market values of the Company's fixed income mutual funds and equity mutual funds as of the dates indicated:

	November 28, 2020			May 30, 2020
(In millions)	Cost	Unrealized Gain/(Loss)	Market Value	Cost	Unrealized Gain/(Loss)	Market Value
Mutual funds - fixed income	$6.4	$0.1	$6.5	$6.2	$0.1	$6.3
Mutual funds - equity	0.5	0.2	0.7	0.6	0.1	0.7
Total	$6.9	$0.3	$7.2	$6.8	$0.2	$7.0

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
18 Form 10-Q

The interest rate swaps were designated cash flow hedges at inception and the facts and circumstances of the hedged relationship remains consistent with the initial quantitative effectiveness assessment in that the hedged instruments remain an effective accounting hedge as of November 28, 2020. Since a designated derivative meets hedge accounting criteria, the fair value of the hedge is recorded in the Consolidated Statements of Stockholders’ Equity as a component of Accumulated other comprehensive loss, net of tax. The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings. The interest rate swap agreements are assessed for hedge effectiveness on a quarterly basis.

As of November 28, 2020, the Company had the following two outstanding interest rate swap agreements:

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

As of November 28, 2020, the fair value of the Company’s two outstanding interest rate swap agreements was a liability of $23.5 million. The liability fair value was recorded within "Other liabilities" within the Condensed Consolidated Balance Sheets.

The following table summarizes the effects of the interest rate swap agreements for the three and six months ended:

	Three Months Ended		Six Months Ended
(In millions)	November 28, 2020	November 30, 2019	November 28, 2020	November 30, 2019
Gain (loss) recognized in Other comprehensive loss (effective portion)	$0.9	$3.4	$1.2	$(5.3)
(Loss) gain reclassified from Accumulated other comprehensive loss into earnings	$(1.1)	$—	$(2.2)	$0.1

There were no gains or losses recognized in earnings for hedge ineffectiveness for the three and six month periods ended November 28, 2020 and November 30, 2019, respectively. The amount of loss expected to be reclassified from Accumulated other comprehensive loss into earnings during the next twelve months is $4.4 million, and net of tax is $3.3 million.

Redeemable Noncontrolling Interests
Changes in the Company's redeemable noncontrolling interest in HAY for the six months ended November 28, 2020 are as follows:

(In millions)	November 28, 2020
Beginning Balance	$50.4
Net income attributable to redeemable noncontrolling interests	2.0
Distributions to redeemable noncontrolling interests	(2.7)
Cumulative translation adjustments attributable to redeemable noncontrolling interests	2.8
Foreign currency translation adjustments	4.0
Ending Balance	$56.5

During August 2019, the Company acquired all of the remaining redeemable noncontrolling equity interests in the Company's subsidiary, Herman Miller Consumer Holdings, Inc. for $20.4 million.

Herman Miller, Inc. and Subsidiaries 19

Other
The following table summarizes the valuation of the Company's assets measured at fair value on a non-recurring basis as of May 30, 2020:

(In millions)	May 30, 2020
Assets:	Level 3
Indefinite-lived intangible assets	$92.8
DWR right-of-use assets	110.9
Not included in the above is goodwill related to the Retail and Maharam reporting units, as these were fully written off with a resulting impairment charge of $125.5 million in the fourth quarter of fiscal 2020.

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

Changes in the warranty reserve for the stated periods were as follows:

	Three Months Ended		Six Months Ended
(In millions)	November 28, 2020	November 30, 2019	November 28, 2020	November 30, 2019
Accrual Balance — beginning	$60.3	$53.3	$59.2	$53.1
Accrual for warranty matters	2.7	6.3	7.3	11.6
Settlements and adjustments	(3.2)	(5.0)	(6.7)	(10.1)
Accrual Balance — ending	$59.8	$54.6	$59.8	$54.6

Guarantees
The Company is periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one year and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies. However, the Company is ultimately liable for claims that may occur against them. As of November 28, 2020, the Company had a maximum financial exposure related to performance bonds totaling approximately $5.5 million. The Company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The Company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded in respect to these bonds as of either November 28, 2020 or May 30, 2020.

The Company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of November 28, 2020, the Company had a maximum financial exposure from these standby letters of credit totaling approximately $9.8 million, all of which is considered usage against the Company's revolving line of credit. The Company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially
20 Form 10-Q

affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded in respect to these arrangements as of November 28, 2020 and May 30, 2020.

Contingencies
The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect, if any, on the Company's Consolidated Financial Statements.

14. Short-Term Borrowings and Long-Term Debt
Short-term borrowings and long-term debt as of November 28, 2020 and May 30, 2020 consisted of the following obligations:

(In millions)	November 28, 2020	May 30, 2020
Debt securities, 6.0%, due March 1, 2021	$50.0	$50.0
Debt securities, 4.95%, due May 20, 2030	49.9	49.9
Syndicated revolving line of credit, due August 2024	225.0	490.0
Supplier financing program	2.3	1.4
Total debt	$327.2	$591.3
Less: Current debt	(52.3)	(51.4)
Long-term debt	$274.9	$539.9

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

Available borrowings under the syndicated revolving line of credit were as follows for the periods indicated:

(In millions)	November 28, 2020	May 30, 2020
Syndicated revolving line of credit borrowing capacity	$500.0	$500.0
Less: Borrowings under the syndicated revolving line of credit	225.0	490.0
Less: Outstanding letters of credit	9.8	9.4
Available borrowings under the syndicated revolving line of credit	$265.2	$0.6

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

Herman Miller, Inc. and Subsidiaries 21

15. Accumulated Other Comprehensive Loss
The following table provides an analysis of the changes in accumulated other comprehensive loss for the six months ended November 28, 2020 and November 30, 2019:

(In millions)	Cumulative Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Unrealized Gains on Available-for-sale Securities	Interest Rate Swap Agreement	Accumulated Other Comprehensive Loss
Balance at May 30, 2020	$(56.0)	$(59.2)	$0.1	$(18.9)	$(134.0)
Other comprehensive income (loss), net of tax before reclassifications	32.3	—	(0.1)	3.4	35.6
Reclassification from accumulated other comprehensive loss - Other, net	—	3.0	—	(2.2)	0.8
Tax benefit	—	(0.5)	—	—	(0.5)
Net reclassifications	—	2.5	—	(2.2)	0.3
Net current period other comprehensive income (loss)	32.3	2.5	(0.1)	1.2	35.9
Balance at November 28, 2020	$(23.7)	$(56.7)	$—	$(17.7)	$(98.1)

Balance at June 1, 2019	$(48.3)	$(45.0)	$—	$(0.9)	$(94.2)
Other comprehensive income (loss), net of tax before reclassifications	4.4	—	—	(5.4)	(1.0)
Reclassification from accumulated other comprehensive loss - Other, net	—	1.7	—	0.1	1.8
Tax benefit	—	(0.3)	—	—	(0.3)
Net reclassifications	—	1.4	—	0.1	1.5
Net current period other comprehensive income (loss)	4.4	1.4	—	(5.3)	0.5
Balance at November 30, 2019	$(43.9)	(43.6)	$—	$(6.2)	$(93.7)

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

22 Form 10-Q

The following is a summary of certain key financial measures for the respective periods indicated:

	Three Months Ended		Six Months Ended
(In millions)	November 28, 2020	November 30, 2019	November 28, 2020	November 30, 2019
Net Sales:
North America Contract	$323.1	$450.6	$661.9	$909.3
International Contract	168.1	118.2	321.7	232.0
Retail	135.1	105.4	269.4	203.9
Total	$626.3	$674.2	$1,253.0	$1,345.2

Operating Earnings (Loss):
North America Contract	$35.6	$62.5	$87.4	$125.4
International Contract	23.4	12.8	48.4	25.9
Retail	22.6	(0.9)	51.8	(4.9)
Corporate	(10.6)	(12.0)	(21.2)	(23.8)
Total	$71.0	$62.4	$166.4	$122.6

(In millions)	November 28, 2020	May 30, 2020
Total Assets:
North America Contract	$760.9	$769.5
International Contract	558.8	512.5
Retail	323.7	310.9
Corporate	385.1	461.0
Total	$2,028.5	$2,053.9

17. Restructuring Expense
During the fourth quarter of fiscal 2018, the Company announced a facilities consolidation plan related to its International Contract segment. This impacted certain office and manufacturing facilities in the United Kingdom and China. The plan is expected to generate cost savings of approximately $3 million. To date, the Company recognized restructuring and impairment expenses of $5.9 million, with a net credit of $1.9 million recognized to-date in fiscal 2021 and the remainder in fiscal 2020, 2019 and 2018. These expenses related to the facilities consolidation plan, comprised primarily of an asset impairment recorded against an office building in the United Kingdom that was vacated and the consolidation of the Company's manufacturing facilities in China. No future restructuring costs related to the plan are expected as the plan is substantially complete.

The office building and related assets in China were sold in the first quarter of fiscal 2021, resulting in a gain of approximately $3.4 million. The office building and related assets in the United Kingdom were sold in the second quarter of fiscal 2021, resulting in a nominal gain. Both of these gains are included within "Restructuring expense" in the Condensed Consolidated Statements of Comprehensive Income.

In the second quarter of fiscal 2020, the North America Contract segment initiated restructuring discussions with labor unions related to its Nemschoff operation in Wisconsin. The discussions were concluded in the third quarter of fiscal 2020 and as a result, the Company anticipates the total estimated costs related to the actions will be approximately $5 million. These restructuring costs relate to potential partial outsourcing and in-sourcing strategies, long-lived asset impairments and employee-related costs. To date, the Company has recorded approximately $3.1 million in pre-tax restructuring expense related to this plan, with a net credit of $0.1 million recognized in fiscal 2021 and the remainder in fiscal 2020. The plan is expected to be completed in fiscal 2021.

In the second quarter of fiscal 2020, the Company initiated a reorganization of the Global Sales and Product teams. The reorganization activities occurred primarily in the North America business with additional costs incurred Internationally. To date, the Company has recorded a total of $2.6 million in pre-tax restructuring expense related to this plan. The reorganization is complete and no future costs related to this plan are expected.
Herman Miller, Inc. and Subsidiaries 23

In the third quarter of fiscal 2020, the Company announced a reorganization of the Retail segment's leadership team. The Company recognized pre-tax severance and employee related restructuring expense of $2.2 million related to the plan. No future restructuring costs related to the plan are expected as the plan is complete.

The following table provides an analysis of the changes in the restructuring costs reserve for the above plans for the six months ended November 28, 2020:

(In millions)	Severance and Employee-Related	Exit or Disposal Activities	Total
May 30, 2020	$5.9	$0.8	$6.7
Restructuring Costs	0.1	(2.0)	$(1.9)
Amounts Paid	(2.1)	(0.1)	$(2.2)
Other*	$—	$3.4	$3.4
November 28, 2020	$3.9	$2.1	$6.0
*This represents the gain on the sale of office building and related assets in China and the United Kingdom which were recorded as restructuring cost, however, do not impact the restructuring reserve.

In the fourth quarter of fiscal 2020, the Company announced a restructuring plan (“May 2020 restructuring plan") to substantially reduce expenses in response to the impact of the COVID-19 pandemic and related restrictions. These activities included voluntary and involuntary reductions in its North American and International workforces. Combined, these actions resulted in the elimination of approximately 400 full-time positions throughout the Company in various businesses and functions. As the result of these actions, the Company projects an annualized expense reduction of approximately $40 million. To date, the Company incurred severance and related charges of $18.3 million with $3.1 million recognized in fiscal 2021 and the remainder in fiscal 2020. No material future restructuring costs related to the plan are expected as the plan is substantially complete and the remaining amounts will be paid in fiscal 2021.

The following table provides an analysis of the changes in the restructuring cost reserve for the six months ended November 28, 2020:

(In millions)	Severance and Employee-Related
May 30, 2020	$15.3
Restructuring Costs	3.1
Amounts Paid	(16.0)
November 28, 2020	$2.4
The following is a summary of restructuring expenses by segment for the periods indicated:

	Three Months Ended		Six Months Ended
(In millions)	November 28, 2020	November 30, 2019	November 28, 2020	November 30, 2019
North America Contract	$0.8	$3.8	$2.4	$5.5
International Contract	1.6	0.4	(1.2)	0.6
Total	$2.4	$4.2	$1.2	$6.1

18. Variable Interest Entities
The Company has long-term notes receivable with a third-party owned dealer that are deemed to be variable interests in a variable interest entity. The carrying value of these long-term notes receivable was $1.3 million and $1.5 million as of November 28, 2020 and May 30, 2020, respectively, and represents the Company’s maximum exposure to loss. The Company is not deemed to be the primary beneficiary of the variable interest entity as the entity controls the activities that most significantly impact the entity’s economic performance, including sales, marketing, and operations.

24 Form 10-Q

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
Business Overview
The Company researches, designs, manufactures, sells, and distributes furnishings and accessories, for use in various environments including office, healthcare, educational, and residential settings, and provides related services that support companies all over the world. The Company's products are sold primarily through independent contract office furniture dealers as well as the following channels: owned contract office furniture dealers, direct customer sales, independent retailers, owned retail studios and stores, direct-mail catalogs and the Company's e-commerce platforms. The following is a summary of results for the three months ended November 28, 2020:

•Net sales were $626.3 million and orders were $629.7 million, representing a decrease of 7.1% and 6.7%, respectively, when compared to the same quarter of the prior year. The decrease in net sales was driven primarily by decreased sales volumes in the North America Contract segment, partially offset by increased demand within the Retail segment and the acquisitions of HAY and naughtone. On an organic basis, net sales were $573.5 million(*) and orders were $572.2 million, representing a decrease of 14.9%(*) and 15.2%, respectively, when compared to the same quarter of the prior year.

•Gross margin was 39.0% as compared to 37.9% for the same quarter of the prior year. The increase in gross margin was driven primarily by favorable channel and product sales mix partially offset by lower overhead leverage due to decreased volumes.

•Operating expenses decreased by $19.9 million or 10.3% as compared to the same quarter of the prior year. The decrease in operating expenses was driven primarily by lower compensation and benefit costs, lower marketing and selling costs, and lower travel costs.

•The effective tax rate was 23.5% compared to 14.3% for the same quarter of the prior year. The same period in the prior year included a non-taxable gain on consolidation of an equity method investment which is the primary driver of the year over year increase in the effective tax rate.

•Diluted earnings per share were $0.87, a 34.1% decrease as compared to the prior year. Excluding restructuring expenses and other special charges, adjusted diluted earnings per share were $0.89(*), a 1.1% increase as compared to prior year adjusted diluted earnings per share.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

The following summary includes the Company's view on the economic environment in which it operates:

•The Company's Retail segment supports a range of furniture categories aimed at the home environment. Several of these categories, including Upholstery, Outdoor, Storage, and Accessories, saw a ramp-up in demand during the first quarter of fiscal 2021 and this continued into the second quarter of fiscal 2021.

•The disruption from the COVID-19 pandemic adversely impacted the results of our second quarter as industry order trends, as reported by the Business and Institutional Furniture Manufacturers Association ("BIFMA"), have highlighted near-term demand pressures from the slowdown in economic activity from the pandemic in
Herman Miller, Inc. and Subsidiaries 25

our North America Contract segment. Our International Contract segment has also been impacted, though many of the markets internationally have shown signs of faster economic recovery.

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

•The Company's financial performance is sensitive to changes in certain input costs, including steel and steel component parts. The market price of steel in the second quarter of fiscal 2021 was lower than the same period of the prior year and favorably impacted consolidated results on a year-over-year basis. However, the price of steel increased towards the end of the quarter and has the potential to unfavorably impact consolidated gross margin in the second half of fiscal 2021.

The remaining sections within Item 2 include additional analysis of the three and six months ended November 28, 2020, including discussion of significant variances compared to the prior year periods.

COVID-19 Update
The Company continues to respond to the challenges brought about by the COVID-19 pandemic. Workplace restrictions are regionally applied based on the recommendations of local government and health authorities. While demand for the Company's products and services, particularly in the Contract channel of the business has been adversely impacted, our multi-channel go-to-market approach has enabled us to serve customers where, and how, they need to be served. In addition, the investments we’ve made in people, technology, and products has positioned us well to capitalize on emerging opportunities as our customers' needs changed quickly at the onset of the COVID-19 crisis. This has allowed for our Retail business to take advantage of the unanticipated emerging work-from-home trend as consumers are focusing on their broader home environments. Despite this, the extent of the geographic spread and duration of this virus, the impact on our supply chain, future demand for our products, and related financial impact cannot be estimated at this time with any degree of certainty.

Employee Safety and Health
The health and well-being of employees remains top of mind. We are taking a regional approach to restrictions based on active COVID-19 case levels and local health authority recommendations. Contact tracing is active in all regions to help track and control the spread of the virus. We also continue to employ a variety of other safety measures including domestic and international travel restrictions, extensive cleaning protocols, temperature and health screenings, personal protective equipment, and visitor safety guidelines.

Customer Focus
The digital investments we’ve made allowed us to pivot quickly and capitalize on a new set of opportunities when our customers’ purchasing behaviors changed. These investments include a reimagined Design Within Reach website, a Work from Home landing page on Herman Miller’s website, a Work from Home online assessment tool, and new digital platforms that are creating greater efficiencies for contract and dealer audiences. Perhaps most notable for the quarter, our first Herman Miller retail seating concept stores opened in Los Angeles and New York City. In the early days, these stores have exceeded our expectations as we seek to educate customers about the health benefits of ergonomic seating. We are uniquely positioned to serve our customers through multiple channels with the most comprehensive portfolio of products in the industry. We are confident in our ability to partner with them to solve for the next generation workplace by providing authentic modern designs for their workplaces and their homes.

26 Form 10-Q

Manufacturing and Retail Operations
Manufacturing facilities continue to operate at near-normal capacity with enhanced safety precautions. Nearly all retail studios and stores are open in some capacity; with some open to the public, some in limited capacity, and others by appointment only. All facilities operate within the context and subject to local guidance from government and health authorities and we will continue to adjust to ensure we are acting in accordance with these guidelines.

Cost Reductions
In fiscal 2020, the Company implemented a range of actions aimed at temporarily reducing costs and preserving liquidity. In fiscal 2021, the Company, together with its Board of Directors, made the decision to move forward with several restorative actions. This included eliminating the 10% reduction in compensation, the introduction of a modified bonus program and re-establishing a quarterly cash dividend program. In addition, the Company has elected to reinstate the previously suspended retirement plan contributions starting in the fourth quarter of fiscal 2021. The Company continues to tightly control operating expenses in the face of lingering economic uncertainty.

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

The following tables reconcile net sales to organic net sales for the periods ended as indicated below:

	Three Months Ended				Three Months Ended
	November 28, 2020				November 30, 2019
	North America	International	Retail	Total	North America	International	Retail	Total
Net sales, as reported	$323.1	$168.1	$135.1	$626.3	$450.6	$118.2	$105.4	$674.2
% change from PY	(28.3)%	42.2%	28.2%	(7.1)%
Proforma Adjustments
Acquisitions	(3.5)	(47.8)	—	(51.3)	—	—	—	—
Currency translation effects (1)	(0.1)	(1.4)	—	(1.5)	—	—	—	—
Net sales, organic	$319.5	$118.9	$135.1	$573.5	$450.6	$118.2	$105.4	$674.2
% change from PY	(29.1)%	0.6%	28.2%	(14.9)%

Herman Miller, Inc. and Subsidiaries 27

	Six Months Ended				Six Months Ended
	November 28, 2020				November 30, 2019
	North America	International	Retail	Total	North America	International	Retail	Total
Net sales, as reported	$661.9	$321.7	$269.4	$1,253.0	$909.3	$232.0	$203.9	$1,345.2
% change from PY	(27.2)%	38.7%	32.1%	(6.9)%
Proforma Adjustments
Acquisitions	(10.6)	(87.3)	—	(97.9)	—	—	—	—
Currency translation effects (1)	0.2	(0.3)	—	(0.1)	—	—	—	—
Net sales, organic	$651.5	$234.1	$269.4	$1,155.0	$909.3	$232.0	$203.9	$1,345.2
% change from PY	(28.4)%	0.9%	32.1%	(14.1)%
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period.

The following table reconciles earnings per share - diluted to adjusted earnings per share - diluted for the three and six months ended:

	Three Months Ended		Six Months Ended
	November 28, 2020	November 30, 2019	November 28, 2020	November 30, 2019
Earnings per share - diluted	$0.87	$1.32	$2.10	$2.14

Less: Gain on consolidation of equity method investment	—	(0.51)	—	(0.51)
Add: Special charges, after tax	—	0.02	0.01	0.02
Add: Restructuring expenses, after tax	0.02	0.05	0.02	0.07
Adjusted earnings per share - diluted	$0.89	$0.88	$2.13	$1.72

Weighted average shares outstanding (used for calculating adjusted earnings per share) – diluted	59,267,398	59,402,001	59,043,928	59,318,982
Note: The adjustments above are net of tax. For the three and six months ended November 28, 2020 and November 30, 2019, the tax impact of the adjustments were immaterial.

28 Form 10-Q

Analysis of Results for Three and Six Months
The following table presents certain key highlights from the results of operations for the three and six months ended:

	Three Months Ended			Six Months Ended
(In millions, except per share data)	November 28, 2020	November 30, 2019	% Change	November 28, 2020	November 30, 2019	% Change
Net sales	$626.3	$674.2	(7.1)%	$1,253.0	$1,345.2	(6.9)%
Cost of sales	382.1	418.7	(8.7)%	758.8	843.6	(10.1)%
Gross margin	244.2	255.5	(4.4)%	494.2	501.6	(1.5)%
Operating expenses	173.2	193.1	(10.3)%	327.8	379.0	(13.5)%
Operating earnings	71.0	62.4	13.8%	166.4	122.6	35.7%
Gain on consolidation of equity method investment	—	30.5	n/a	—	30.5	n/a
Other expenses, net	2.2	2.6	(15.4)%	3.7	4.7	(21.3)%
Earnings before income taxes and equity income	68.8	90.3	(23.8)%	162.7	148.4	9.6%
Income tax expense	16.2	12.9	25.6%	36.9	25.2	46.4%
Equity income from nonconsolidated affiliates, net of tax	0.2	1.2	(83.3)%	0.4	3.4	(88.2)%
Net earnings	52.8	78.6	(32.8)%	126.2	126.6	(0.3)%
Net earnings (loss) attributable to redeemable noncontrolling interests	1.5	—	n/a	2.0	(0.2)	n/a
Net earnings attributable to Herman Miller, Inc.	$51.3	$78.6	(34.7)%	$124.2	$126.8	(2.1)%
Earnings per share — diluted	$0.87	$1.32	(34.1)%	$2.10	$2.14	(1.9)%
Orders	$629.7	$674.9	(6.7)%	$1,185.7	$1,351.6	(12.3)%
Backlog	$403.4	$400.6	0.7%

The following table presents select components of the Company's Condensed Consolidated Statements of Comprehensive Income as a percentage of net sales, for the three and six months ended:

	Three Months Ended		Six Months Ended
	November 28, 2020	November 30, 2019	November 28, 2020	November 30, 2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.0	62.1	60.6	62.7
Gross margin	39.0	37.9	39.4	37.3
Operating expenses	27.7	28.6	26.2	28.2
Operating earnings	11.3	9.3	13.3	9.1
Gain on consolidation of equity method investment	—	4.5	—	2.3
Other expenses, net	0.4	0.4	0.3	0.3
Earnings before income taxes and equity income	11.0	13.4	13.0	11.0
Income tax expense	2.6	1.9	2.9	1.9
Equity income from nonconsolidated affiliates, net of tax	—	0.2	—	0.3
Net earnings	8.4	11.7	10.1	9.4
Net earnings (loss) attributable to redeemable noncontrolling interests	0.2	—	0.2	—
Net earnings attributable to Herman Miller, Inc.	8.2	11.7	9.9	9.4

Herman Miller, Inc. and Subsidiaries 29

Net Sales
The following charts present graphically the primary drivers of the year-over-year change in net sales for the three and six months ended November 28, 2020. The amounts presented in the graphs are expressed in millions and have been rounded.
Net sales decreased $47.9 million or 7.1% in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020. The following items contributed to the change:

•Increase of approximately $51 million due to the acquisitions of HAY and naughtone.
•Increased sales volumes within the Retail segment of approximately $28 million which were driven primarily by increased demand within the segment's e-commerce channel.
•Foreign currency translation had a positive impact on net sales of approximately $2 million.
•Decreased sales volumes within the North America Contract ("NAC") segment of approximately $129 million, primarily due to the impact of the outbreak of COVID-19.

Net sales decreased $92.2 million or 6.9% in the first six months of fiscal 2021 compared to the first six months of fiscal 2020. The following items led to the change:

•Increase of approximately $98 million due to the acquisitions of HAY and naughtone.
•Increased sales volumes within the Retail segment of approximately $62 million which were driven primarily by increased demand within the segment's e-commerce channel.
•Incremental list price increases, net of price discounting, of approximately $9 million.
•Decreased sales volumes within the NAC segment of approximately $264 million, primarily due to the impact of the outbreak of COVID-19.

Gross Margin
Gross margin was 39.0% in the second quarter of fiscal 2021 as compared to 37.9% in the second quarter of fiscal 2020. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:

•Favorable channel and product sales mix combined with lower commodity costs increased gross margin by approximately 200 basis points.
•Lower overhead leverage decreased gross margin by approximately 90 basis points.

Gross margin was 39.4% for the six month period ended November 28, 2020 as compared to 37.3% for the same period of the prior fiscal year. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:

•Strong channel mix increased gross margin by approximately 150 basis points.
30 Form 10-Q

•Product mix, material performance and ongoing profitability improvement efforts increased gross margin by approximately 50 basis points.
•Incremental list price increases, net of price discounting, increased gross margin by approximately 40 basis points.
•Lower overhead leverage decreased gross margin by approximately 30 basis points.

Operating Expenses
The following charts present graphically the primary drivers of the year-over-year change in operating expenses for the three and six months ended November 28, 2020. The amounts presented in the graphs are expressed in millions and have been rounded.

Change in Operating Expenses
Three Months Ended
$193
$(10)
$(7)
$(3)
$(3)
$(3)
$(3)
$(3)
$12
$173
Q2 FY20
Marketing & selling
Comp & Benefits
Travel Costs
Restructuring & Special Charges
Studio Costs
Warranty
Other
Acquisitions
Q2 FY21

Change in Operating Expenses
Six Months Ended

$379
$(23)
$(23)
$(9)
$(5)
$(5)
$(4)
$(5)
$23
$328
Q2 FY20
Marketing & Selling
Comp & Benefits
Travel Costs
Restructuring & Special Charges
Studio Costs
Warranty
Other
Acquisitions
Q2 FY21

Herman Miller, Inc. and Subsidiaries 31

Operating expenses decreased by $19.9 million or 10.3% in the second quarter of fiscal 2021 compared to the prior year period. The following factors contributed to the change:

•Lower marketing and selling costs of approximately $10 million primarily within the North America Contract and Retail segments.
•Compensation and benefit costs decreased approximately $7 million due to lower headcount associated with the reduction in workforce actions initiated in the fourth quarter of fiscal 2020 and the temporary suspension of certain employee benefits.
•Travel costs were approximately $3 million lower due to decreased travel as a result of COVID-19.
•Restructuring expenses and special charges decreased approximately $3 million.
•Lower studio costs of approximately $3 million driven by lower lease expense and staffing costs.
•Warranty costs decreased approximately $3 million.
•The acquisition of HAY and naughtone increased operating expenses by approximately $12 million.

Operating expenses decreased by $51.2 million or 13.5% in the first six months of fiscal 2021 compared to the prior year period. The following factors contributed to the change:

•Lower marketing and selling costs of approximately $23 million primarily within the North America Contract and Retail segments.
•Compensation and benefit costs decreased approximately $23 million due primarily to lower headcount associated with the reduction in workforce actions initiated in the fourth quarter of fiscal 2020, as well as temporary wage reductions that were in effect during the first quarter of the year.
•Travel costs were approximately $9 million lower due to decreased travel as a result of COVID-19.
•Restructuring expenses and special charges decreased approximately $5 million.
•Lower studio costs of approximately $5 million driven by lower lease expense.
•Warranty costs decreased approximately $4 million.
•The acquisition of HAY and naughtone increased operating expenses by approximately $23 million.

Other Income/Expense
During the three months ended November 28, 2020, net other expense was $2.2 million, a decrease of $0.4 million compared to the same period in the prior year. During the six months ended November 28, 2020, net other expense was $3.7 million, a decrease of $1.0 million compared to the same period in the prior year.

Other income/expense in the three and six months ended November 30, 2019 reflected a pre-tax gain of $30.5 million related to the purchase accounting treatment of the initial equity-method investment in U.K.-based naughtone. The Company acquired the remaining shares of naughtone during the second quarter of fiscal 2020 and as a result, was required to adjust the value of the initial investment to fair value, resulting in a non-taxable gain.

Income Taxes
See Note 11 of the Condensed Consolidated Financial Statements for additional information.

32 Form 10-Q

Operating Segment Results
The business is comprised of various operating segments as defined by generally accepted accounting principles in the United States. These operating segments are determined on the basis of how the Company internally reports and evaluates financial information used to make operating decisions. The segments identified by the Company include North America Contract, International Contract, Retail, and Corporate. For descriptions of each segment, refer to Note 16 of the Condensed Consolidated Financial Statements.

The charts below present the relative mix of Net sales and Operating earnings across each of the Company's segments during the three and six month periods ended November 28, 2020. This is followed by a discussion of the Company's results, by reportable segment.

Herman Miller, Inc. and Subsidiaries 33

North America Contract ("North America")

	Three Months Ended			Six Months Ended
(Dollars in millions)	November 28, 2020	November 30, 2019	Change	November 28, 2020	November 30, 2019	Change
Net sales	$323.1	$450.6	$(127.5)	$661.9	$909.3	$(247.4)
Gross margin	116.2	169.3	(53.1)	245.2	337.0	(91.8)
Gross margin %	36.0%	37.6%	(1.6)%	37.0%	37.1%	(0.1)%
Operating earnings	35.6	62.5	(26.9)	87.4	125.4	(38.0)
Operating earnings %	11.0%	13.9%	(2.9)%	13.2%	13.8%	(0.6)%

For the three month comparative period, net sales decreased 28.3%, or 29.1%(*) on an organic basis, over the prior year period due to:

•Decreased sales volumes within the North America segment of approximately $129 million, primarily due to the outbreak of COVID-19; partially offset by
•Approximately $4 million due to the acquisition of naughtone.

For the six month comparative period, net sales decreased 27.2%, or 28.4%(*) on an organic basis, over the prior year period due to:

•Decreased sales volumes within the North America segment of approximately $264 million, primarily due to the outbreak of COVID-19; partially offset by
•Incremental list price increases, net of price discounting, of approximately $5 million; and
•Approximately $11 million due to the acquisition of naughtone.

For the three month comparative period, operating earnings decreased $26.9 million, or 43.0%, over the prior year period due to:

•Decreased gross margin of $53.1 million due to decreased sales volumes and a decrease in gross margin percentage of 160 basis points. The decrease in gross margin percentage was due primarily to lower volume leverage due to the outbreak of COVID-19 described above, partially mitigated by improvements in material and labor performance; partially offset by
•Decreased operating expenses of $26.2 million driven primarily by lower marketing and selling expenses of approximately $8 million, lower compensation and benefit costs of approximately $6 million, lower warranty costs of approximately $3 million, lower restructuring costs of approximately $3 million, and lower travel costs of approximately $2 million.

For the six month comparative period, operating earnings decreased $38.0 million, or 30.3%, over the prior year period due to:

•Decreased gross margin of $91.8 million due to decreased sales volumes; partially offset by
•Decreased operating expenses of $53.8 million driven primarily by lower marketing and selling expenses of approximately $20 million, lower compensation and benefit costs of approximately $13 million, lower travel costs of approximately $6 million, lower warranty costs of approximately $4 million, and lower restructuring costs of approximately $3 million.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

34 Form 10-Q

International Contract ("International")

	Three Months Ended			Six Months Ended
(Dollars in millions)	November 28, 2020	November 30, 2019	Change	November 28, 2020	November 30, 2019	Change
Net sales	$168.1	$118.2	$49.9	$321.7	$232.0	$89.7
Gross margin	60.7	40.3	20.4	115.7	80.1	35.6
Gross margin %	36.1%	34.1%	2.0%	36.0%	34.5%	1.4%
Operating earnings	23.4	12.8	10.6	48.4	25.9	22.5
Operating earnings %	13.9%	10.8%	3.1%	15.0%	11.2%	3.8%

For the three month comparative period, net sales increased 42.2%, or 0.6%(*) on an organic basis, over the prior year period due primarily to the acquisition of HAY and naughtone which increased sales by approximately $48 million.

For the six month comparative period, net sales increased 38.7%, or 0.9%(*) on an organic basis, over the prior year period due primarily to the acquisition of HAY and naughtone which increased sales by approximately $87 million.

For the three month comparative period, operating earnings increased $10.6 million, or 82.8%, over the prior year period due to:

•Increased gross margin of $20.4 million due to the increase in sales explained above, as well as increased gross margin percentage of 200 basis points due primarily to changes in channel and product mix; partially offset by
•Increased operating expenses of $9.8 million driven primarily by the acquisition of HAY and naughtone.

For the six month comparative period, operating earnings increased $22.5 million, or 86.9%, over the prior year period due to:

•Increased gross margin of $35.6 million due to the increase in sales explained above, and increased gross margin percentage of 140 basis points due primarily to changes in channel and product mix; partially offset by
•Increased operating expenses of $13.1 million, driven primarily by the acquisition of HAY and naughtone and partially offset by cost reduction actions.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

Retail

	Three Months Ended			Six Months Ended
(Dollars in millions)	November 28, 2020	November 30, 2019	Change	November 28, 2020	November 30, 2019	Change
Net sales	$135.1	105.4	$29.7	$269.4	$203.9	$65.5
Gross margin	67.3	45.9	21.4	133.3	84.5	48.8
Gross margin %	49.8%	43.5%	6.3%	49.5%	41.4%	8.1%
Operating earnings	22.6	(0.9)	23.5	51.8	(4.9)	56.7
Operating earnings %	16.7%	(0.9)%	17.6%	19.2%	(2.4)%	21.6%

For the three month comparative period, net sales increased 28.2%, both on an as reported and organic(*) basis, over the prior year period due to:

•Increased sales volumes of approximately $28 million which were driven primarily by increased demand within the segment's e-commerce channel; and
•Incremental list price increases, net of price discounting, of approximately $3 million.

Herman Miller, Inc. and Subsidiaries 35

For the six month comparative period, net sales increased 32.1%, both on an as reported and organic(*) basis, over the prior year period due to:

•Increased sales volumes of approximately $62 million which were driven primarily by increased demand within the segment's e-commerce channel; and
•Incremental list price increases, net of price discounting, of approximately $6 million; offset by
•Lower freight revenue of approximately $2 million.

For the three month comparative period, operating earnings increased $23.5 million over the prior year period due to:

•Increased gross margin of $21.4 million due to the increase in sales explained above, as well as increased gross margin percentage of 630 basis points due primarily to changes in channel and product mix and incremental list price increases, net of price discounting, partially offset by higher freight expenses; and
•Decreased operating expenses of $2.1 million driven primarily by lower studio costs.

For the six month comparative period, operating earnings increased $56.7 million over the prior year period due to:

•Increased gross margin of $48.8 million due to the increase in sales explained above, as well as increased gross margin of 810 basis points due primarily to changes in channel and product mix and incremental list price increases, net of price discounting; and
•Decreased operating expenses of $7.9 million driven primarily by lower studio costs and lower marketing expenses.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

Corporate
Corporate unallocated expenses totaled $10.6 million for the second quarter of fiscal 2021, a decrease of $1.4 million from the second quarter of fiscal 2020. The decrease was driven primarily by lower special charges in the current period.

Corporate unallocated expenses totaled $21.2 million for the first six months of fiscal 2021, a decrease of $2.6 million from the same period of fiscal 2020. The decrease was driven primarily by lower compensation and benefit costs and lower special charges in the current period.

Liquidity and Capital Resources
The table below summarizes the net change in cash and cash equivalents for the six months ended as indicated.

(In millions)	November 28, 2020	November 30, 2019
Cash provided by (used in):
Operating activities	$214.6	$142.4
Investing activities	(24.4)	(82.1)
Financing activities	(276.9)	(40.6)
Effect of exchange rate changes	10.6	(1.9)
Net change in cash and cash equivalents	$(76.1)	$17.8

36 Form 10-Q

Cash Flows - Operating Activities
Cash provided by operating activities for the six months ended November 28, 2020 was $214.6 million, as compared to $142.4 million in the same period of the prior year. The increase in cash generated from operations in the current year, compared to the prior year, was primarily due to:

•Prior year net earnings which included a non-taxable non-cash gain on consolidation of an equity method investment of $30.5 million; and
•An increase in current liabilities in the current period of $22.9 million, driven primarily by an increase in accounts payable. This compares to a decrease in current liabilities of $21.1 million in the prior year period. The decrease in the prior year period was driven primarily by a decrease in accrued liabilities; offset by
•A decrease in current assets in the current period of $2.3 million, driven by a decrease in inventory and prepaid expenses, offset by an increase in accounts receivable. This compares to a decrease in current assets of $16.5 million in the prior year period.

Cash Flows - Investing Activities
Cash used in investing activities for the six months ended November 28, 2020 was $24.4 million, as compared to $82.1 million in the same period of the prior year. The decrease in cash outflow in the current year, compared to the prior year, was primarily due to:

•Prior year cash outflow of $40.0 million for the purchase of naughtone;
•A decrease in capital expenditures of $14.2 million due to reduced spending as a result of COVID-19; and
•Proceeds from the sale of the Company's manufacturing facility in China and office facility in the United Kingdom in the current year of $11.4 million.

At the end of the second quarter of fiscal 2021, there were outstanding commitments for capital purchases of $16.3 million. The Company plans to fund these commitments through a combination of cash on hand and cash flows from operations. The Company expects full-year capital purchases to be between $50.0 million and $60.0 million, which will be primarily related to investments in the Company's facilities and equipment. This compares to full-year capital spending of $69.0 million in fiscal 2020.

Cash Flows - Financing Activities
Cash used in financing activities for the six months ended November 28, 2020 was $276.9 million, as compared to $40.6 million in the same period of the prior year. The increase in cash outflow in the current year, compared to the prior year, was primarily due to repayments of $265.0 million on the Company's credit facility in June 2020.

Sources of Liquidity
In addition to steps taken to protect its workforce and manage business operations, the Company has taken actions to safeguard its capital position in the current environment. The Company is closely managing spending levels, capital investments, and working capital, and has temporarily suspended open market share repurchase activity as part of managing cash flows. For more information on current cost reductions, refer to the COVID-19 Update section above.

At the end of the second quarter of fiscal 2021, the Company had a well-positioned balance sheet and liquidity profile. In addition to cash flows from operating activities, the Company has access to liquidity through credit facilities, cash and cash equivalents, and short-term investments. These sources have been summarized below. For additional information, refer to Note 14 to the Condensed Consolidated Financial Statements.

(In millions)	November 28, 2020	May 30, 2020
Cash and cash equivalents	$377.9	$454.0
Marketable securities	7.2	7.0
Availability under syndicated revolving line of credit	265.2	0.6
Total liquidity	$650.3	$461.6

Herman Miller, Inc. and Subsidiaries 37

Of the cash and cash equivalents noted above at the end of the second quarter of fiscal 2021, the Company had $176.4 million of cash and cash equivalents held outside the United States. In addition, the Company had marketable securities of $7.2 million held by one of its international wholly-owned subsidiaries.

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

As of November 28, 2020, the total debt outstanding related to borrowings under the syndicated revolving line of credit was $225.0 million with available borrowings against this facility of $265.2 million.

The subsidiary holding the Company's marketable securities is taxed as a United States taxpayer at the Company's election. Consequently, for tax purposes, all United States tax impacts for this subsidiary have been recorded. The Company intends to repatriate $26.7 million in cash held in certain foreign jurisdictions over the next two years and as such has recorded a deferred tax liability related to foreign withholding taxes on these future dividends received in the U.S. from foreign subsidiaries of $1.8 million. A significant portion of this cash was previously taxed under the U.S. Tax Cut and Jobs Act (TCJA) one-time U.S. tax liability on undistributed foreign earnings. The Company intends to remain indefinitely reinvested in the remaining undistributed earnings outside the U.S.

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

New Accounting Standards
See Note 2 to the Condensed Consolidated Financial Statements.

38 Form 10-Q

Safe Harbor Provisions
Certain statements in this filing are not historical facts but are “forward-looking statements” as defined under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates, and projections about the office furniture industry, the economy, and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” likely,” “plans,” “projects,” and “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. These risks include, without limitation, the success of our growth strategy, employment and general economic conditions, the pace of economic growth in the U.S., and in our International markets, the potential impact of changes in U.S. tax law, the increase in white collar employment, the willingness of customers to undertake capital expenditures, the types of products purchased by customers, competitive-pricing pressures, the availability and pricing of raw materials, our reliance on a limited number of suppliers, our ability to expand globally given the risks associated with regulatory and legal compliance challenges and accompanying currency fluctuations, the ability to increase prices to absorb the additional costs of raw materials, the financial strength of our dealers and the financial strength of our customers, our ability to locate new DWR, HAY, and Herman Miller retail stores and studios, negotiate favorable lease terms for new and existing locations and the implementation of our studio portfolio transformation, our ability to attract and retain key executives and other qualified employees, our ability to continue to make product innovations, the success of newly-introduced products, our ability to serve all of our markets, possible acquisitions, divestitures or alliances, the pace and level of government procurement, the outcome of pending litigation or governmental audits or investigations, political risk in the markets we serve, natural disasters, public health crises, disease outbreaks, and other risks identified in our filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what we express or forecast. Furthermore, Herman Miller, Inc., undertakes no obligation to update, amend or clarify forward-looking statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk
The information concerning quantitative and qualitative disclosures about market risk contained in the Company’s Annual Report on Form 10-K for its fiscal year ended May 30, 2020 has not changed significantly. The nature of market risks from interest rates and commodity prices has not changed materially during the first six months of fiscal 2021.

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

In the normal course of business, the Company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the Company conducts its business are the British pound sterling, euro, Canadian dollar, Japanese yen, Mexican peso, Hong Kong dollar, Chinese renminbi, and the Danish krone. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes. The net gain or loss upon settlement and the change in fair value of outstanding contracts is recorded as a component of Other (income) expense, net.

Herman Miller, Inc. and Subsidiaries 39

Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 28, 2020, and the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended November 28, 2020, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

40 Form 10-Q

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
The following is a summary of share repurchase activity during the quarter ended November 28, 2020.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)
8/30/20 - 9/26/20	632	$29.16	632	$236,769,598
9/27/20 - 10/24/20	—	$—	—	$236,769,598
10/25/20 - 11/28/20	566	$33.01	566	$236,750,879
Total	1,198		1,198

The Company repurchased shares under previously announced plans authorized by the Board of Directors. No repurchase plans expired or were terminated during the second quarter of fiscal 2021, nor do any plans exist under which the Company does not intend to make further purchases. The Board has the authority to terminate any further repurchases. During the period covered by this report, the Company did not sell any of its equity securities that were not registered under the Securities Act of 1933.

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

Herman Miller, Inc. and Subsidiaries 41

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

42 Form 10-Q

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

HERMAN MILLER, INC.

January 4, 2021	/s/ Andrea R. Owen
Andrea R. Owen
President and Chief Executive Officer
(Duly Authorized Signatory for Registrant)

January 4, 2021	/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer
(Duly Authorized Signatory for Registrant)

Herman Miller, Inc. and Subsidiaries 43