Form 10-Q
period 2021-02-27
HERMAN MILLER INC
filed 2021-04-06
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 27, 2021
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

As of April 1, 2021, Herman Miller, Inc. had 59,001,787 shares of common stock outstanding.

Herman Miller, Inc.
Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements
Herman Miller, Inc.
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions, except share data)	Three Months Ended		Nine Months Ended
(Unaudited)	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
Net sales	$590.5	$665.7	$1,843.6	$2,010.8
Cost of sales	359.6	422.4	1,118.4	1,265.9
Gross margin	230.9	243.3	725.2	744.9
Operating expenses:
Selling, general and administrative	157.4	170.5	450.2	504.9
Restructuring expense, net	0.3	3.5	1.5	9.6
Design and research	18.1	18.9	52.0	57.4
Total operating expenses	175.8	192.9	503.7	571.9
Operating earnings	55.1	50.4	221.5	173.0
Gain on consolidation of equity method investment	—	—	—	30.5
Interest expense	3.6	2.9	10.8	8.9
Interest and other investment income	0.5	0.6	1.3	2.0
Other (income) expense, net	(4.6)	0.5	(7.3)	0.6
Earnings before income taxes and equity income	56.6	47.6	219.3	196.0
Income tax expense	13.0	10.6	49.9	35.8
Equity (loss) income from nonconsolidated affiliates, net of tax	(0.3)	0.3	0.1	3.7
Net earnings	43.3	37.3	169.5	163.9
Net earnings (loss) attributable to redeemable noncontrolling interests	1.8	(0.4)	3.8	(0.6)
Net earnings attributable to Herman Miller, Inc.	$41.5	$37.7	$165.7	$164.5

Earnings per share — basic	$0.70	$0.64	$2.81	$2.79
Earnings per share — diluted	$0.70	$0.64	$2.80	$2.78

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$10.8	$(1.9)	$45.9	$2.5
Pension and post-retirement liability adjustments	1.1	0.7	3.7	2.1
Unrealized gains (losses) on interest rate swap agreement	6.7	(6.6)	7.8	(11.9)
Unrealized holding loss on available for sale securities	—	—	(0.1)	—
Other comprehensive income (loss), net of tax	18.6	(7.8)	57.3	(7.3)
Comprehensive income	61.9	29.5	226.8	156.6
Comprehensive income (loss) attributable to redeemable noncontrolling interests	2.1	(0.4)	6.9	(0.6)
Comprehensive income attributable to Herman Miller, Inc.	$59.8	$29.9	$219.9	$157.2
See accompanying notes to Condensed Consolidated Financial Statements.
Herman Miller, Inc. and Subsidiaries 3

Herman Miller, Inc.
Condensed Consolidated Balance Sheets

(Dollars in millions, except share data)
(Unaudited)	February 27, 2021	May 30, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$397.4	$454.0
Short-term investments	7.5	7.0
Accounts receivable, net of allowances of $5.1 and $4.7	190.7	180.0
Unbilled accounts receivable	29.1	19.5
Inventories, net	201.0	197.3
Prepaid expenses	35.1	43.3
Other current assets	7.7	16.0
Total current assets	868.5	917.1
Property and equipment, at cost	1,141.5	1,111.3
Less — accumulated depreciation	(815.5)	(780.5)
Net property and equipment	326.0	330.8
Right-of-use assets	222.9	193.9
Goodwill	362.6	346.0
Indefinite-lived intangibles	97.1	92.8
Other amortizable intangibles, net of accumulated amortization of $74.8 and $62.7	110.5	112.4
Other noncurrent assets	67.3	60.9
Total Assets	$2,054.9	$2,053.9

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$159.4	$128.8
Short-term borrowings and current portion of long-term debt	52.1	51.4
Accrued compensation and benefits	71.7	71.1
Accrued warranty	14.7	16.1
Customer deposits	43.4	39.8
Other accrued liabilities	158.6	163.0
Total current liabilities	499.9	470.2
Long-term debt	274.9	539.9
Pension and post-retirement benefits	41.3	42.4
Lease liabilities	200.6	178.8
Other liabilities	129.0	129.2
Total Liabilities	1,145.7	1,360.5
Redeemable noncontrolling interests	59.1	50.4
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 59,001,135 and 58,793,275 shares issued and outstanding in fiscal 2021 and 2020, respectively)	11.8	11.8
Additional paid-in capital	90.8	81.6
Retained earnings	827.5	683.9
Accumulated other comprehensive loss	(79.8)	(134.0)
Deferred compensation plan	(0.2)	(0.3)
Total Stockholders' Equity	850.1	643.0
Total Liabilities, Redeemable Noncontrolling Interests, and Stockholders' Equity	$2,054.9	$2,053.9
See accompanying notes to Condensed Consolidated Financial Statements.
4 Form 10-Q

Herman Miller, Inc.
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Nine Months Ended
(Unaudited)	February 27, 2021	February 29, 2020
Cash Flows from Operating Activities:
Net earnings	$169.5	$163.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	64.8	59.7
Stock-based compensation	6.1	7.9
Gain on consolidation of equity method investment	—	(30.5)
Restructuring expense	1.5	9.6
(Increase) decrease in current assets	(6.4)	17.8
Increase (decrease) in current liabilities	9.7	(36.7)
Increase (decrease) in non-current liabilities	11.0	(1.2)
Other, net	3.9	1.3
Net Cash Provided by Operating Activities	260.1	191.8

Cash Flows from Investing Activities:
Proceeds from sale of property and dealers	11.5	0.3
Capital expenditures	(42.8)	(56.5)
Acquisitions, net of cash received	—	(111.2)
Other, net	(11.6)	(3.9)
Net Cash Used in Investing Activities	(42.9)	(171.3)

Cash Flows from Financing Activities:
Repayments of credit facility	(265.0)	—
Dividends paid	(23.4)	(36.4)
Common stock issued	3.9	15.1
Common stock repurchased and retired	(0.9)	(25.9)
Purchase of redeemable noncontrolling interests	—	(20.3)
Other, net	(1.9)	(2.3)
Net Cash Used in Financing Activities	(287.3)	(69.8)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	13.5	0.7
Net Decrease in Cash and Cash Equivalents	(56.6)	(48.6)

Cash and Cash Equivalents, Beginning of Period	454.0	159.2
Cash and Cash Equivalents, End of Period	$397.4	$110.6
See accompanying notes to Condensed Consolidated Financial Statements.
Herman Miller, Inc. and Subsidiaries 5

Herman Miller, Inc.
Condensed Consolidated Statements of Stockholders' Equity

	Nine Months Ended February 27, 2021
(Dollars in millions, except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation Plan	Herman Miller, Inc. Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
(Unaudited)	Shares	Amount
May 30, 2020	58,793,275	$11.8	$81.6	$683.9	$(134.0)	$(0.3)	$643.0	$—	$643.0
Net earnings	—	—	—	73.0	—	—	73.0	—	73.0
Other comprehensive income, net of tax	—	—	—	—	28.9	—	28.9	—	28.9
Stock-based compensation expense	—	—	1.5	—	—	—	1.5	—	1.5
Exercise of stock options	8,133	—	0.2	—	—	—	0.2	—	0.2
Restricted and performance stock units released	106,607	—	—	—	—	—	—	—	—
Employee stock purchase plan issuances	25,116	—	0.6	—	—	—	0.6	—	0.6
Repurchase and retirement of common stock	(36,644)	—	(0.9)	—	—	—	(0.9)	—	(0.9)
Directors' fees	3,013	—	0.1	—	—	—	0.1	—	0.1
August 29, 2020	58,899,500	$11.8	$83.1	$756.9	$(105.1)	$(0.3)	$746.4	$—	$746.4
Net earnings	—	—	—	51.3	—	—	51.3	—	51.3
Other comprehensive income, net of tax	—	—	—	—	7.0	—	7.0	—	7.0
Stock-based compensation expense	—	—	2.4	—	—	—	2.4	—	2.4
Exercise of stock options	54,771	—	1.9	—	—	—	1.9	—	1.9
Restricted and performance stock units released	3,688	—	—	—	—	—	—	—	—
Employee stock purchase plan issuances	14,880	—	0.4	—	—	—	0.4	—	0.4
Repurchase and retirement of common stock	(1,198)	—	—	—	—	—	—	—	—
Dividends declared ($0.1875 per share)	—	—	—	(11.1)	—	—	(11.1)	—	(11.1)
November 28, 2020	58,971,641	$11.8	$87.8	$797.1	$(98.1)	$(0.3)	$798.3	$—	$798.3
Net earnings	—	—	—	41.5	—	—	41.5	—	41.5
Other comprehensive income, net of tax	—	—	—	—	18.3	—	18.3	—	18.3
Stock-based compensation expense	—	—	2.2	—	—	—	2.2	—	2.2
Exercise of stock options	10,628	—	0.1	—	—	—	0.1	—	0.1
Restricted and performance stock units released	1,736	—	0.1	—	—	—	0.1	—	0.1
Employee stock purchase plan issuances	17,709	—	0.6	—	—	—	0.6	—	0.6
Repurchase and retirement of common stock	(579)	—	—	—	—	—	—	—	—
Deferred compensation plan	—	—	—	—	—	0.1	0.1	—	0.1
Dividends declared ($0.1875 per share)	—	—	—	(11.1)	—	—	(11.1)	—	(11.1)
February 27, 2021	59,001,135	$11.8	$90.8	$827.5	$(79.8)	$(0.2)	$850.1	$—	$850.1
6 Form 10-Q

	Nine Months Ended February 29, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation Plan	Herman Miller, Inc. Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount
June 1, 2019	58,794,148	$11.7	$89.8	$712.7	$(94.2)	$(0.8)	$719.2	$—	$719.2
Net earnings	—	—	—	48.2	—	—	48.2	(0.2)	48.0
Other comprehensive loss, net of tax	—	—	—	—	(17.3)	—	(17.3)	—	(17.3)
Stock-based compensation expense	—	—	2.6	—	—	—	2.6	—	2.6
Exercise of stock options	382,898	0.1	12.1	—	—	—	12.2	—	12.2
Restricted and performance stock units released	45,105	—	—	—	—	—	—	—	—
Employee stock purchase plan issuances	14,750	—	0.5	—	—	—	0.5	—	0.5
Repurchase and retirement of common stock	(173,001)	—	(7.6)	—	—	—	(7.6)	—	(7.6)
Deferred compensation plan	—	—	—	—	—	0.2	0.2	—	0.2
Dividends declared ($0.21 per share)	—	—	—	(12.5)	—	—	(12.5)	—	(12.5)
Redemption value adjustment	—	—	—	(0.2)	—	—	(0.2)	0.2	—
August 31, 2019	59,063,900	$11.8	$97.4	$748.2	$(111.5)	$(0.6)	$745.3	$—	$745.3
Net earnings	—	$—	$—	$78.6	$—	$—	$78.6	$—	$78.6
Other comprehensive income, net of tax	—	—	—	—	17.8	—	17.8	—	17.8
Stock-based compensation expense	—	—	2.8	—	—	—	2.8	—	2.8
Exercise of stock options	5,227	—	0.1	—	—	—	0.1	—	0.1
Restricted and performance stock units released	3,653	—	—	—	—	—	—	—	—
Employee stock purchase plan issuances	12,467	—	0.5	—	—	—	0.5	—	0.5
Repurchase and retirement of common stock	(10,006)	—	(0.4)	—	—	—	(0.4)	—	(0.4)
Dividends declared ($0.21 per share)	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
November 30, 2019	59,075,241	$11.8	$100.4	$826.7	$(93.7)	$(0.6)	$844.6	$—	$844.6
Net earnings	—	$—	$—	$37.7	$—	$—	$37.7	$—	$37.7
Other comprehensive loss, net of tax	—	—	—	—	(7.8)	—	(7.8)	—	(7.8)
Stock-based compensation expense	—	—	2.5	—	—	—	2.5	—	2.5
Exercise of stock options	35,690	—	1.1	—	—	—	1.1	—	1.1
Restricted and performance stock units released	87,461	—	0.2	—	—	—	0.2	—	0.2
Employee stock purchase plan issuances	20,021	—	0.6	—	—	—	0.6	—	0.6
Repurchase and retirement of common stock	(440,954)	—	(17.9)	—	—	—	(17.9)	—	(17.9)
Directors' fees	7,769	—	0.3	—	—	—	0.3	—	0.3
Deferred compensation plan	—	—	(0.3)	—	—	0.3	—	—	—
Dividends declared ($0.21 per share)	—	—	—	(24.5)	—	—	(24.5)	—	(24.5)
February 29, 2020	58,785,228	11.8	86.9	839.9	(101.5)	(0.3)	836.8	—	836.8
See accompanying notes to Condensed Consolidated Financial Statements.
Herman Miller, Inc. and Subsidiaries 7

Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share data)
(unaudited)

1. Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared by Herman Miller, Inc. (“the Company”) in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Management believes the disclosures made in this document are adequate with respect to interim reporting requirements. Unless otherwise noted or indicated by the context, all references to "Herman Miller," "Herman Miller Group," "we," "our," "Company" and similar references are to Herman Miller, Inc., its predecessors, and controlled subsidiaries.

The accompanying unaudited Condensed Consolidated Financial Statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly the financial position of the Company as of February 27, 2021. Operating results for the three and nine months ended February 27, 2021 are not necessarily indicative of the results that may be expected for the year ending May 29, 2021 ("Fiscal 2021"). It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 30, 2020 ("Fiscal 2020"). All intercompany transactions have been eliminated in the Condensed Consolidated Financial Statements. The financial statements of equity method investments are not consolidated. Certain prior year amounts in the Condensed Consolidated Financial Statements have been reclassified to conform with current year presentation.

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

Recently Issued Accounting Standards Not Yet Adopted
The Company is currently evaluating the impact of adopting the following relevant standards issued by the Financial Accounting Standards Board ("FASB"):

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
All other issued and not yet effective accounting standards are not relevant to the Company or are not expected to have a material impact.
8 Form 10-Q

3. Revenue from Contracts with Customers
Disaggregated Revenue
Revenue disaggregated by contract type has been provided in the table below:

	Three Months Ended		Nine Months Ended
(In millions)	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
Net Sales:
Single performance obligation
Product revenue	$531.2	$561.1	$1,618.8	$1,699.9
Multiple performance obligations
Product revenue	54.9	98.9	210.5	294.5
Service revenue	2.0	2.5	8.1	7.8
Other	2.4	3.2	6.2	8.6
Total	$590.5	$665.7	$1,843.6	$2,010.8

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

Herman Miller, Inc. and Subsidiaries 9

Revenue disaggregated by product type and reportable segment has been provided in the table below:

	Three Months Ended		Nine Months Ended
(In millions)	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
North America Contract:
Workplace	$160.0	$249.6	$564.6	$810.4
Performance Seating	64.5	96.2	216.7	316.7
Lifestyle	18.6	28.0	61.2	75.8
Other	25.1	39.6	87.7	119.6
Total North America Contract	$268.2	$413.4	$930.2	$1,322.5

International Contract:
Workplace	$29.8	$45.4	$106.8	$138.2
Performance Seating	75.2	59.4	211.5	178.2
Lifestyle	56.6	49.1	160.1	62.5
Other	4.1	2.2	9.0	9.2
Total International Contract	$165.7	$156.1	$487.4	$388.1

Retail:
Workplace	$2.2	$1.0	$6.2	$3.1
Performance Seating	58.7	11.7	155.3	33.4
Lifestyle	95.4	83.5	263.7	263.7
Other	0.3	—	0.8	—
Total Retail	$156.6	$96.2	$426.0	$300.2

Total	$590.5	$665.7	$1,843.6	$2,010.8

Refer to Note 16 of the Condensed Consolidated Financial Statements for further information related to our reportable segments.

Contract Balances
Customers may make payments before the satisfaction of the Company's performance obligation and recognition of revenue. These payments represent contract liabilities and are included within the caption “Customer deposits” in the Condensed Consolidated Balance Sheets. During the three and nine months ended February 27, 2021, the Company recognized Net sales of $21.8 million and $28.9 million related to customer deposits that were included in the balance sheet as of November 28, 2020 and May 30, 2020, respectively.

4. Leases
The components of lease expense are provided in the table below:

	Three Months Ended		Nine Months Ended
(In millions)	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
Operating lease costs	$13.3	$13.1	$36.8	$38.5
Short-term lease costs	0.9	0.7	2.4	1.9
Variable lease costs*	2.3	2.1	5.9	6.5
Total	$16.5	$15.9	$45.1	$46.9
*Not included in the table above for the three and nine months ended February 27, 2021 are variable lease costs of $22.8 million and $61.4 million, respectively, for raw material purchases under certain supply arrangements that the Company has determined meet the definition of a lease. This compares to purchases of $18.6 million and $64.3 million for the three and nine months ended February 29, 2020, respectively.

10 Form 10-Q

At February 27, 2021, the Company had no financing leases. The undiscounted annual future minimum lease payments related to the Company's right-of-use assets are summarized by fiscal year in the following table:

(In millions)
2021	$13.1
2022	50.7
2023	48.2
2024	42.9
2025	37.9
Thereafter	105.1
Total lease payments*	$297.9
Less interest	29.1
Present value of lease liabilities	$268.8
*Lease payments exclude $17.3 million of legally binding minimum lease payments for leases signed but not yet commenced.

The long-term portion of the lease liabilities included in the amounts above is $200.6 million and the remainder of the lease liabilities are included in "Other accrued liabilities" in the Condensed Consolidated Balance Sheets.

At February 27, 2021, the weighted average remaining lease term and weighted average discount rate for operating leases were 7 years and 2.8%, respectively.

Supplemental cash flow and other information related to leases are provided in the table below:

	Three Months Ended		Nine Months Ended
(In millions)	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
Operating cash flows used for operating leases	$13.5	$12.5	$36.3	$38.4
Right-of-use assets obtained in exchange for new liabilities	$7.1	$0.3	$55.7	$9.1

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

The previously mentioned HAY long-term license agreement was deemed to be a contractual preexisting relationship. As a result of the business combination, the Company recorded this arrangement at its December 2, 2019 fair value, which resulted in an increase in goodwill of $10.0 million and a net gain of approximately $6 million, which was recorded within “Gain on consolidation of equity method investments" within the Condensed Consolidated Statements of Comprehensive Income during the three months ended May 30, 2020. The goodwill was recorded within the Company’s Retail segment.

Herman Miller, Inc. and Subsidiaries 11

The Company is a party to options, that if exercised, could require it to purchase the remaining 33% of the equity in HAY, at fair market value. This remaining redeemable noncontrolling interest in HAY is classified outside of permanent equity in the Condensed Consolidated Balance Sheets and is carried at the current estimated redemption amount.

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

The following table summarizes the acquired identified intangible assets, valuation method employed, useful lives and fair value, as determined by the Company at the acquisition date:

(In millions)	Valuation Method	Useful Life (years)	Fair Value
Inventory Step-up	Comparative Sales Approach	0.8	$3.4
Backlog	Multi-Period Excess Earnings	0.3	1.7
Deferred Revenue	Adjusted Fulfillment Cost Method	0.1	(2.2)
Trade name	Relief from Royalty	Indefinite	60.0
Product Development	Relief from Royalty	8.0	22.0
Customer Relationships	Multi-Period Excess Earnings	9.0	34.0
Total			$118.9

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

12 Form 10-Q

The following table presents the allocation of purchase price related to acquired tangible assets:

(In millions)
Cash	$5.1
Working capital, net of cash and inventory step-up	1.3
Net property and equipment	0.8
Net assets acquired	$7.2

The purchase of the remaining equity interest in naughtone was considered to be an acquisition achieved in stages, whereby the previously held equity interest was remeasured as of the Acquisition Date. The Company considered multiple factors in determining the fair value of the previously held equity method investment, including the price negotiated with the selling shareholder for the 47.5% equity interest in naughtone, an income valuation model (discounted cash flow) and current trading multiples for comparable companies. Based on this analysis, the Company recognized a non-taxable gain of approximately $30 million on the remeasurement of the previously held equity method investment of $20.5 million. The net gain has been recognized in “Gain on consolidation of equity method investments" within the Condensed Consolidated Statements of Comprehensive Income during the nine months ended February 29, 2020.

The following table summarizes the acquired identified intangible assets, valuation method employed, useful lives and fair value, as determined by the Company at the acquisition date:

(In millions)	Valuation Method	Useful Life (years)	Fair Value
Inventory Step-up	Comparative Sales Approach	0.3	$0.2
Backlog	Multi-Period Excess Earnings	0.3	0.8
Trade name	Relief from Royalty	Indefinite	8.5
Customer Relationships	Multi-Period Excess Earnings	9.0	29.4
Total			$38.9
Goodwill related to the acquisition was recorded within the North America Contract and International Contract segments for $35.0 million and $22.5 million, respectively.

Pro Forma Results of Operations
The results of naughtone and HAY’s operations have been included in the Consolidated Financial Statements beginning on October 25, 2019 and December 2, 2019, respectively. The following table provides pro forma results of operations for the nine months ended February 29, 2020, as if naughtone and HAY had been acquired as of June 2, 2019. The pro forma results include certain purchase accounting adjustments such as the estimated change in depreciation and amortization expense on the acquired tangible and intangible assets. Pro forma results do not include any anticipated cost savings from the planned integration of these acquisitions. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisitions had occurred on the dates indicated or that may result in the future.

Nine Months Ended
(In millions)	February 29, 2020
Net sales	$2,104.9
Net earnings attributable to Herman Miller, Inc.	$139.9

6. Inventories, net

(In millions)	February 27, 2021	May 30, 2020
Finished goods	$155.0	$151.1
Raw materials	46.0	46.2
Total	$201.0	$197.3
Inventories are valued at the lower of cost or market and include material, labor, and overhead. Certain inventories within our North America Contract manufacturing operations are valued using the last-in, first-out (LIFO) method. Inventories of all other operations are valued using the first-in, first-out (FIFO) method.
Herman Miller, Inc. and Subsidiaries 13

7. Goodwill and Indefinite-Lived Intangibles
Goodwill and other indefinite-lived intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following as of February 27, 2021 and May 30, 2020:

(In millions)	Goodwill	Indefinite-lived Intangible Assets
May 30, 2020	$346.0	$92.8
Foreign currency translation adjustments	16.6	4.3
February 27, 2021	$362.6	$97.1

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

Each of the reporting units were reviewed for impairment using a quantitative assessment as of March 31, 2020, our annual testing date. In performing the quantitative impairment test, the Company determined that the fair value of the North America and International reporting units exceeded the carrying amount and, as such, these reporting units were not impaired. The assessment of the Retail and Maharam reporting units indicated that the carrying value of these reporting units exceeded their fair values, and goodwill impairment charges of $88.8 million and $36.7 million, respectively, were recorded in the fourth quarter of fiscal 2020 resulting in no goodwill remaining in either the Retail or Maharam reporting units. Accumulated goodwill impairment losses were $125.3 million as of February 27, 2021 and May 30, 2020.

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

During the nine months ended February 27, 2021, there were no identified indicators of impairment that required the Company to complete an interim quantitative impairment assessment related to any of the Company's reporting units or indefinitely-lived intangible assets.

14 Form 10-Q

8. Employee Benefit Plans
The following table summarizes the components of net periodic benefit cost for the Company's defined benefit pension plan for the three and nine months ended:

	Three Months Ended		Nine Months Ended
(In millions)	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
Interest cost	$0.7	$0.6	$2.1	$1.8
Expected return on plan assets	(1.5)	(1.1)	(4.3)	(3.3)
Net amortization loss	1.7	0.9	5.0	2.5
Net periodic benefit cost	$0.9	$0.4	$2.8	$1.0

9. Earnings Per Share
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share ("EPS") for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
Numerators:
Numerator for both basic and diluted EPS, Net earnings attributable to Herman Miller, Inc. - in millions	$41.5	$37.7	$165.7	$164.5

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	58,979,730	58,940,060	58,906,376	58,970,264
Potentially dilutive shares resulting from stock plans	622,908	278,041	306,071	296,665
Denominator for diluted EPS	59,602,638	59,218,101	59,212,447	59,266,929
Antidilutive equity awards not included in weighted-average common shares - diluted	128,046	164,443	314,293	74,932

10. Stock-Based Compensation
The following table summarizes the stock-based compensation expense and related income tax effect for the three and nine months ended:

	Three Months Ended		Nine Months Ended
(In millions)	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
Stock-based compensation expense	$2.2	$2.5	$6.1	$7.9
Related income tax effect	$0.5	$0.6	$1.4	$1.8

Certain of the Company's equity-based compensation awards contain provisions that allow for continued vesting into retirement. Stock-based awards are considered fully vested for expense attribution purposes when the employee's retention of the award is no longer contingent on providing subsequent service.

11. Income Taxes
The Company's process for determining the provision for income taxes for the three and nine months ended February 27, 2021 involved using an estimated annual effective tax rate which was based on expected annual income and statutory tax rates across the various jurisdictions in which it operates. The effective tax rates were 22.9% and 22.4%, respectively, for the three month periods ended February 27, 2021 and February 29, 2020. For both the three months ended February 27, 2021, and February 29, 2020, the effective tax rate is higher than the United States federal
Herman Miller, Inc. and Subsidiaries 15

statutory rate due to the mix of earnings in tax jurisdictions that had rates that were higher than the United States federal statutory rate.

The effective tax rates were 22.7% and 18.3%, respectively, for the nine month periods ended February 27, 2021 and February 29, 2020. The same period in the prior year included a non-taxable gain on consolidation of an equity method investment which is the primary driver of the year over year increase in the effective tax rate. For the nine months ended February 27, 2021, the effective tax rate is higher than the United States federal statutory rate due to the mix of earnings in tax jurisdictions that had rates that were higher than the United States federal statutory rate. For the nine months ended February 29, 2020, the effective tax rate was lower than the United States federal statutory rate mainly due to the non-taxable gain on consolidation of an equity method investment.

The Company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its Condensed Consolidated Statements of Comprehensive Income. Interest and penalties recognized in the Company's Condensed Consolidated Statements of Comprehensive Income were negligible for the three and nine months ended February 27, 2021 and February 29, 2020.

The Company's recorded liability for potential interest and penalties related to uncertain tax benefits was:

(In millions)	February 27, 2021	May 30, 2020
Liability for interest and penalties	$1.1	$0.8
Liability for uncertain tax positions, current	$2.5	$1.9

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

12. Fair Value Measurements
The Company's financial instruments consist of cash equivalents, marketable securities, accounts and notes receivable, a deferred compensation plan, accounts payable, debt, interest rate swaps, foreign currency exchange contracts, redeemable noncontrolling interests, indefinite-lived intangible assets and right-of-use assets. The Company's financial instruments, other than long-term debt, are recorded at fair value.

The carrying value and fair value of the Company's long-term debt, including current maturities, is as follows for the periods indicated:

(In millions)	February 27, 2021	May 30, 2020
Carrying value	$327.0	$591.3
Fair value	$334.6	$594.0

The following describes the methods the Company uses to estimate the fair value of financial assets and liabilities recorded in net earnings, which have not significantly changed in the current period:

Cash and cash equivalents — The Company invests excess cash in short term investments in the form of money market funds and are valued using net asset value ("NAV").

Mutual Funds-equity — The Company's equity securities primarily include equity mutual funds. The equity mutual fund investments are recorded at fair value using quoted prices for similar securities.

16 Form 10-Q

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

The following table sets forth financial assets and liabilities measured at fair value through net income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of February 27, 2021 and May 30, 2020.

(In millions)	February 27, 2021		May 30, 2020
Financial Assets	NAV	Quoted Prices with Other Observable Inputs (Level 2)	NAV	Quoted Prices with Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$201.8	$—	$283.7	$—
Mutual funds - equity	—	0.7	—	0.7
Foreign currency forward contracts	—	1.2	—	1.1
Deferred compensation plan	—	14.8	—	13.2
Total	$201.8	$16.7	$283.7	$15.0

Financial Liabilities
Foreign currency forward contracts	$—	$0.2	$—	$0.8
Total	$—	$0.2	$—	$0.8

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

The following table sets forth financial assets and liabilities measured at fair value through other comprehensive income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of February 27, 2021 and May 30, 2020.

(In millions)	February 27, 2021	May 30, 2020
Financial Assets	Quoted Prices with Other Observable Inputs (Level 2)	Quoted Prices with Other Observable Inputs (Level 2)
Mutual funds - fixed income	$6.8	$6.3
Total	$6.8	$6.3

Financial Liabilities
Interest rate swap agreement	$14.7	$25.0
Total	$14.7	$25.0

Herman Miller, Inc. and Subsidiaries 17

The following is a summary of the carrying and market values of the Company's fixed income mutual funds and equity mutual funds as of the dates indicated:

	February 27, 2021			May 30, 2020
(In millions)	Cost	Unrealized Gain/(Loss)	Market Value	Cost	Unrealized Gain/(Loss)	Market Value
Mutual funds - fixed income	$6.7	$0.1	$6.8	$6.2	$0.1	$6.3
Mutual funds - equity	0.5	0.2	0.7	0.6	0.1	0.7
Total	$7.2	$0.3	$7.5	$6.8	$0.2	$7.0

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

These forward contracts are not designated as hedging instruments. Accordingly, we record the fair value of these contracts as of the end of the reporting period in the Consolidated Balance Sheets with changes in fair value recorded within the Consolidated Statements of Comprehensive Income. The balance sheet classification for the fair values of these forward contracts is to "Other current assets" for unrealized gains and to "Other accrued liabilities" for unrealized losses. The Consolidated Statements of Comprehensive Income classification for the fair values of these forward contracts is to "Other (income) expense, net", for both realized and unrealized gains and losses.

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

The interest rate swaps were designated as cash flow hedges at inception and the facts and circumstances of the hedged relationship remains consistent with the initial quantitative effectiveness assessment in that the hedged instruments remain an effective accounting hedge as of February 27, 2021. Since a designated derivative meets hedge accounting criteria, the fair value of the hedge is recorded in the Consolidated Statements of Stockholders’ Equity as a component of "Accumulated other comprehensive loss, net of tax." The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings. The interest rate swap agreements are assessed for hedge effectiveness on a quarterly basis.

As of February 27, 2021, the Company had the following two outstanding interest rate swap agreements:

(In millions)	Notional Amount	Forward Start Date	Termination Date	Effective Fixed Interest Rate
September 2016 Interest Rate Swap	$150.0	January 3, 2018	January 3, 2028	1.949%
June 2017 Interest Rate Swap	$75.0	January 3, 2018	January 3, 2028	2.387%
18 Form 10-Q

The swaps above effectively converted indebtedness anticipated to be borrowed on the Company's revolving line of credit up to the notional amounts from a LIBOR-based floating interest rate plus applicable margin to an effective fixed interest rate plus applicable margin under the agreements as of the forward start date.

As of February 27, 2021, the fair value of the Company’s two outstanding interest rate swap agreements was a liability of $14.7 million. The liability fair value was recorded within "Other liabilities" in the Condensed Consolidated Balance Sheets.

The following table summarizes the effects of the interest rate swap agreements for the three and nine months ended:

	Three Months Ended		Nine Months Ended
(In millions)	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
Gain (loss) recognized in Other comprehensive loss (effective portion)	$6.7	$(6.6)	$7.8	$(11.9)
(Loss) gain reclassified from Accumulated other comprehensive loss into earnings	$(1.1)	$0.1	$(3.3)	$0.1

There were no gains or losses recognized in earnings for hedge ineffectiveness for the three and nine month periods ended February 27, 2021 and February 29, 2020. The amount of loss expected to be reclassified from Accumulated other comprehensive loss into earnings during the next twelve months is $4.5 million, and net of tax is $3.4 million.

Redeemable Noncontrolling Interests
Changes in the Company's redeemable noncontrolling interest in HAY for the nine months ended February 27, 2021 and February 29, 2020 are as follows:

(In millions)	February 27, 2021	February 29, 2020
Beginning Balance	$50.4	$—
Increase due to HAY acquisition	—	72.1
Net income attributable to redeemable noncontrolling interests	3.8	(0.4)
Distributions to redeemable noncontrolling interests	(2.7)	—
Cumulative translation adjustments attributable to redeemable noncontrolling interests	3.1	—
Foreign currency translation adjustments	4.5	—
Ending Balance	$59.1	$71.7

During August 2019, the Company acquired all of the remaining redeemable noncontrolling equity interests in the Company's subsidiary, Herman Miller Consumer Holdings, Inc., for $20.4 million.

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

Herman Miller, Inc. and Subsidiaries 19

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

Changes in the warranty reserve for the stated periods were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
Accrual Balance — beginning	$59.9	$54.6	$59.2	$53.1
Accrual for warranty matters	2.5	7.5	8.5	19.1
Settlements and adjustments	(3.3)	(4.7)	(8.6)	(14.8)
Accrual Balance — ending	$59.1	$57.4	$59.1	$57.4

Guarantees
The Company is periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one year and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies. However, the Company is ultimately liable for claims that may occur against them. As of February 27, 2021, the Company had a maximum financial exposure related to performance bonds totaling approximately $5.5 million. The Company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The Company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded in respect to these bonds as of either February 27, 2021 or May 30, 2020.

The Company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of February 27, 2021, the Company had a maximum financial exposure from these standby letters of credit totaling approximately $10.2 million, all of which is considered usage against the Company's revolving line of credit. The Company has no history of claims, nor is it aware of circumstances that would require it to perform, under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded in respect to these arrangements as of February 27, 2021 or May 30, 2020.

Contingencies
The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect, if any, on the Company's Consolidated Financial Statements.

20 Form 10-Q

14. Short-Term Borrowings and Long-Term Debt
Short-term borrowings and long-term debt as of February 27, 2021 and May 30, 2020 consisted of the following obligations:

(In millions)	February 27, 2021	May 30, 2020
Debt securities, 6.0%, due March 1, 2021	$50.0	$50.0
Debt securities, 4.95%, due May 20, 2030	49.9	49.9
Syndicated revolving line of credit, due August 2024	225.0	490.0
Supplier financing program	2.1	1.4
Total debt	$327.0	$591.3
Less: Current debt	(52.1)	(51.4)
Long-term debt	$274.9	$539.9

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

In June 2020, the Company repaid the $265 million draw on its syndicated revolving line of credit that was taken as a precautionary measure in March 2020 to provide additional near-term liquidity given the uncertainty related to COVID-19. After the end of the quarter ended February 27, 2021, the Company repaid $50 million of private placement notes due March 1, 2021 with available cash on hand.

Available borrowings under the syndicated revolving line of credit were as follows for the periods indicated:

(In millions)	February 27, 2021	May 30, 2020
Syndicated revolving line of credit borrowing capacity	$500.0	$500.0
Less: Borrowings under the syndicated revolving line of credit	225.0	490.0
Less: Outstanding letters of credit	10.2	9.4
Available borrowings under the syndicated revolving line of credit	$264.8	$0.6

Supplier Financing Program
The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations of the Company. Under this program, participating suppliers may finance payment obligations of the Company, prior to their scheduled due dates, at a discounted price to the third-party financial institution.

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

Herman Miller, Inc. and Subsidiaries 21

15. Accumulated Other Comprehensive Loss
The following table provides an analysis of the changes in accumulated other comprehensive loss for the nine months ended February 27, 2021 and February 29, 2020:

(In millions)	Cumulative Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Unrealized Gains on Available-for-sale Securities	Interest Rate Swap Agreement	Accumulated Other Comprehensive Loss
Balance at May 30, 2020	$(56.0)	$(59.2)	$0.1	$(18.9)	$(134.0)
Other comprehensive income (loss), net of tax before reclassifications	42.8	—	(0.1)	11.1	53.8
Reclassification from accumulated other comprehensive loss - Other, net	—	4.5	—	(3.3)	1.2
Tax benefit	—	(0.8)	—	—	(0.8)
Net reclassifications	—	3.7	—	(3.3)	0.4
Net current period other comprehensive income (loss)	42.8	3.7	(0.1)	7.8	54.2
Balance at February 27, 2021	$(13.2)	$(55.5)	$—	$(11.1)	$(79.8)

Balance at June 1, 2019	$(48.3)	$(45.0)	$—	$(0.9)	$(94.2)
Other comprehensive income (loss), net of tax before reclassifications	2.5	—	—	(12.0)	(9.5)
Reclassification from accumulated other comprehensive loss - Other, net	—	2.5	—	0.1	2.6
Tax benefit	—	(0.4)	—	—	(0.4)
Net reclassifications	—	2.1	—	0.1	2.2
Net current period other comprehensive income (loss)	2.5	2.1	—	(11.9)	(7.3)
Balance at February 29, 2020	$(45.8)	(42.9)	$—	$(12.8)	$(101.5)

16. Operating Segments
The Company's reportable segments consist of North America Contract, International Contract, and Retail.

The North America Contract segment includes the operations associated with the design, manufacture and sale of furniture and textile products for work-related settings, including office, healthcare, and educational environments, throughout the United States and Canada. The business associated with the Company's owned contract furniture dealers is also included in the North America Contract segment. In addition to the Herman Miller brand, this segment includes the operations associated with the design, manufacture and sale of high-craft furniture products and textiles including Geiger wood products, Maharam textiles, Nemschoff, naughtone and Herman Miller Collection products.

The International Contract segment includes the operations associated with the design, manufacture and sale of furniture products, primarily for work-related settings in Europe, the Middle East and Africa ("EMEA"), Latin America and Asia-Pacific.

The Retail segment includes operations associated with the sale of modern design furnishings and accessories to third party retailers, as well as direct to consumer sales through e-commerce, direct-mail catalogs, DWR studios and HAY stores.

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

22 Form 10-Q

The following is a summary of certain key financial measures for the respective periods indicated:

	Three Months Ended		Nine Months Ended
(In millions)	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
Net Sales:
North America Contract	$268.2	$413.4	$930.2	$1,322.5
International Contract	165.7	156.1	487.4	388.1
Retail	156.6	96.2	426.0	300.2
Total	$590.5	$665.7	$1,843.6	$2,010.8

Operating Earnings (Loss):
North America Contract	$11.9	$51.2	$99.3	$176.4
International Contract	22.5	11.3	70.9	37.3
Retail	31.5	(1.6)	83.3	(6.4)
Corporate	(10.8)	(10.5)	(32.0)	(34.3)
Total	$55.1	$50.4	$221.5	$173.0

(In millions)	February 27, 2021	May 30, 2020
Total Assets:
North America Contract	$745.7	$769.5
International Contract	575.1	512.5
Retail	329.2	310.9
Corporate	404.9	461.0
Total	$2,054.9	$2,053.9

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

The following table provides an analysis of the changes in the restructuring costs reserve for the above plans for the nine months ended February 27, 2021:

(In millions)	Severance and Employee-Related	Exit or Disposal Activities	Total
May 30, 2020	$5.9	$0.8	$6.7
Restructuring Costs	0.1	(2.0)	$(1.9)
Amounts Paid	(3.0)	(0.1)	$(3.1)
Other*	$—	$1.9	$1.9
February 27, 2021	$3.0	$0.6	$3.6
*This represents the gains on the sales of office buildings and related assets in China and the United Kingdom offset by other non-cash charges. The gains and other non-cash charges were recorded as restructuring cost, but do not impact the restructuring reserve.

In the fourth quarter of fiscal 2020, the Company announced a restructuring plan (“May 2020 restructuring plan") to substantially reduce expenses in response to the impact of the COVID-19 pandemic and related restrictions. These activities included voluntary and involuntary reductions in its North American and International workforces. Combined, these actions resulted in the elimination of approximately 400 full-time positions throughout the Company in various businesses and functions. As the result of these actions, the Company projects an annualized expense reduction of approximately $40 million. To date, the Company incurred severance and related charges of $18.7 million with $3.4 million recognized in fiscal 2021 and the remainder in fiscal 2020. No material future restructuring costs related to the plan are expected and the remaining amounts will be paid in fiscal 2022.

The following table provides an analysis of the changes in the restructuring cost reserve for May 2020 restructuring plan for the nine months ended February 27, 2021:

(In millions)	Severance and Employee-Related
May 30, 2020	$15.3
Restructuring Costs	3.4
Amounts Paid	(17.3)
February 27, 2021	$1.4
The following is a summary of restructuring expenses by segment for the periods indicated:

	Three Months Ended		Nine Months Ended
(In millions)	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
North America Contract	$0.2	$1.4	$2.6	$6.9
International Contract	0.1	0.4	(1.1)	1.0
Retail	—	1.7	—	1.7
Total	$0.3	$3.5	$1.5	$9.6

18. Variable Interest Entities
The Company has long-term notes receivable with a third-party owned dealer that are deemed to be variable interests in a variable interest entity. The carrying value of these long-term notes receivable was $1.2 million and $1.5 million as of February 27, 2021 and May 30, 2020, respectively, and represents the Company’s maximum exposure to loss. The Company is not deemed to be the primary beneficiary of the variable interest entity as the entity controls the activities that most significantly impact the entity’s economic performance, including sales, marketing, and operations.

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

Business Overview
The Company researches, designs, manufactures, sells, and distributes furnishings and accessories, for use in various environments including office, healthcare, educational, and residential settings, and provides related services that support companies all over the world. The Company's products are sold through independent contract office furniture dealers as well as the following channels: owned contract office furniture dealers, direct customer sales, independent retailers, owned retail studios and stores, direct-mail catalogs and the Company's e-commerce platforms. The following is a summary of results for the three months ended February 27, 2021:

•Net sales were $590.5 million and orders were $566.1 million, representing a decrease of 11.3% and 13.1%, respectively, when compared to the same quarter of the prior year. The decrease in net sales was driven primarily by decreased sales volumes in the North America Contract segment, partially offset by increased demand within the Retail segment and incremental list price increases. On an organic basis, which excludes the impact of foreign currency translation, net sales were $582.1 million(*) and orders were $557.6 million, representing a decrease of 12.6%(*) and 14.4%, respectively, when compared to the same quarter of the prior year.

•Gross margin was 39.1% as compared to 36.5% for the same quarter of the prior year. The increase in gross margin was driven primarily by favorable channel and product mix combined with incremental list price increases, partially offset by lower overhead leverage due to decreased volumes.

•Operating expenses decreased by $17.1 million or 8.9% as compared to the same quarter of the prior year. The decrease in operating expenses was driven primarily by lower restructuring & special charges, lower warranty costs, lower marketing and selling costs, lower compensation and benefit costs, and lower travel costs.

•The effective tax rate was 22.9% compared to 22.4% for the same quarter of the prior year.

•Diluted earnings per share were $0.70, a 9.4% increase as compared to the prior year. Excluding restructuring expenses and other special charges, which consisted primarily of a non-recurring gain from a favorable legal settlement, adjusted diluted earnings per share were $0.65(*), a 12.2%(*) decrease as compared to prior year adjusted diluted earnings per share.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

The following summary includes the Company's view on the economic environment in which it operates:

•The Company's Retail segment supports a range of furniture categories aimed at the home environment. Several of these categories, including Upholstery, Outdoor, Storage, and Accessories, saw a ramp-up in demand during the first two quarters of fiscal 2021 and this continued into the third quarter of fiscal 2021.

•The disruption from the COVID-19 pandemic has adversely impacted our fiscal 2021 results as contract furniture industry order trends, as reported by the Business and Institutional Furniture Manufacturers
Herman Miller, Inc. and Subsidiaries 25

Association ("BIFMA"), have highlighted near-term demand pressures from the slowdown in economic activity from the pandemic in our North America Contract segment. Our International Contract segment has also been impacted, although many of the markets internationally have shown signs of faster economic recovery.

•The Company is monitoring the resolution of various trade policy negotiations between the U.S. and key trading partners as well as the impact of the U.K. exit from the European Union ("Brexit"). These negotiations create uncertainty in key markets, particularly the U.K., continental Europe and China, which, if unresolved in the near term, could negatively impact customer demand.

•The Company continues to navigate the impact of global tariffs. The Company believes, based upon existing circumstances, that pricing, strategic sourcing actions and profit optimization initiatives have fully offset the current level of tariffs imposed on imports from China.

•The Company's financial performance is sensitive to changes in certain input costs, including steel and steel component parts. The market price of steel in the third quarter of fiscal 2021 was higher than the same period of the prior year and negatively impacted consolidated results on a year-over-year basis. While the impact to the current quarter was nominal, the price of steel continues to increase and is expected to unfavorably impact consolidated gross margin in the fourth quarter of fiscal 2021. However, ongoing cost reduction initiatives and a planned price increase in the first quarter of fiscal 2022 will help offset these pressures over time.

The remaining sections within Item 2 include additional analysis of the three and nine months ended February 27, 2021, including discussion of significant variances compared to the prior year periods.

COVID-19 Update
The Company continues to respond to the challenges brought about by the COVID-19 pandemic. Workplace restrictions are regionally applied based on the recommendations of local government and health authorities. While demand for the Company's products and services, particularly in the Contract channel of the business, has been adversely impacted, our multi-channel go-to-market approach has enabled us to serve customers where, and how, they need to be served. In addition, the investments we’ve made in people, technology, and products have positioned us well to capitalize on emerging opportunities as our customers' needs have changed throughout the COVID-19 crisis. This has allowed for our Retail business to take advantage of the unanticipated emerging work-from-home trend as well as "home is my castle" trends as consumers are focusing on and upgrading their broader home environments. Despite this, the duration of this virus, the impact on our supply chain, future demand for our products, and related impact remain difficult to estimate with any degree of certainty.

Employee Safety and Health
The health and well-being of employees remains top of mind. We are taking a regional approach to restrictions based on active COVID-19 case levels and local health authority recommendations. Contact tracing is active in all regions to help track and control the spread of the virus. We also continue to employ a variety of other safety measures including domestic and international travel restrictions, extensive cleaning protocols, temperature and health screenings, personal protective equipment, and visitor safety guidelines. We will be working with our employees around the globe to understand vaccine distribution and create time for every employee to be vaccinated if they wish to do so.

Customer Focus
The digital investments we’ve made allowed us to pivot quickly and capitalize on a new set of opportunities when our customers’ purchasing behaviors changed. These investments include a reimagined Design Within Reach website, a Work from Home landing page on Herman Miller’s website, a Work from Home online assessment tool, and new digital platforms that are creating greater efficiencies for contract and dealer audiences. Our first Herman Miller retail seating concept stores are open in Los Angeles, New York Hudson Yards, Tokyo, and Austin, with a fifth store soon to be open in Greenwich, CT. In the early days, these stores have exceeded our initial revenue and operating profit expectations as we seek to educate customers about the health benefits of ergonomic seating. We remain uniquely positioned to serve our customers through multiple channels with the most comprehensive portfolio of products in the industry.
26 Form 10-Q

As our customers develop their post-pandemic work plans, there is a notable shift to work being done from a number of places, with the office as a destination – a place where employees want to be rather than are required to be. Herman Miller Group is ready to capture the many opportunities caused by this shift as our commercial customers rethink their real estate portfolios, redesign their workplaces, and seek to provide healthy and productive home work environments.

Manufacturing and Retail Operations
Manufacturing facilities continue to operate at near-normal capacity with enhanced safety precautions. Nearly all retail studios and stores are open in some capacity; with some open to the public, some in limited capacity, and others by appointment only. All facilities operate within the context of and are subject to local guidance from government and health authorities and we will continue to adjust to ensure we are acting in accordance with these guidelines.

Cost Reductions
In fiscal 2020, the Company implemented a range of actions aimed at temporarily reducing costs and preserving liquidity. In fiscal 2021, the Company, together with its Board of Directors, made the decision to move forward with several restorative actions. This included eliminating the 10% reduction in compensation, the introduction of a modified bonus program and re-establishing a quarterly cash dividend program. In addition, the Company has reinstated the previously suspended employer-paid retirement plan contributions in the fourth quarter of fiscal 2021, and has also elected to make a catch-up contribution for the employer-paid retirement plan contributions that were suspended for a majority of fiscal 2020. Despite these various reinstatements, the Company continues to tightly control operating expenses in the face of lingering economic uncertainty.

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

Organic net sales and adjusted earnings per share - diluted are not measurements of our financial performance under "U.S. GAAP" and should not be considered as alternatives to the related GAAP measurement. These non-GAAP measurements have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Our presentation of non-GAAP measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. We compensate for these limitations by providing prominence of our GAAP results and using the non-GAAP financial measures only as a supplement.

Herman Miller, Inc. and Subsidiaries 27

The following tables reconcile net sales to organic net sales for the periods ended as indicated below:

	Three Months Ended				Three Months Ended
	February 27, 2021				February 29, 2020
(In millions)	North America	International	Retail	Total	North America	International	Retail	Total
Net sales, as reported	$268.2	$165.7	$156.6	$590.5	$413.4	$156.1	$96.2	$665.7
% change from PY	(35.1)%	6.1%	62.8%	(11.3)%
Adjustments
Currency translation effects (1)	(0.5)	(7.8)	(0.1)	(8.4)	—	—	—	—
Net sales, organic	$267.7	$157.9	$156.5	$582.1	$413.4	$156.1	$96.2	$665.7
% change from PY	(35.2)%	1.2%	62.7%	(12.6)%
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period.

	Nine Months Ended				Nine Months Ended
	February 27, 2021				February 29, 2020
(In millions)	North America	International	Retail	Total	North America	International	Retail	Total
Net sales, as reported	$930.2	$487.4	$426.0	$1,843.6	$1,322.5	$388.1	$300.2	$2,010.8
% change from PY	(29.7)%	25.6%	41.9%	(8.3)%
Adjustments
Acquisitions	(10.6)	(87.3)	—	(97.9)	—	—	—	—
Currency translation effects (1)	(0.3)	(8.1)	(0.1)	(8.5)	—	—	—	—
Net sales, organic	$919.3	$392.0	$425.9	$1,737.2	$1,322.5	$388.1	$300.2	$2,010.8
% change from PY	(30.5)%	1.0%	41.9%	(13.6)%
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period.

The following table reconciles earnings per share - diluted to adjusted earnings per share - diluted for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
Earnings per share - diluted	$0.70	$0.64	$2.80	$2.78

Less: Gain on consolidation of equity method investment	—	—	—	(0.51)
Less: Gain on legal settlement, after tax	(0.05)	—	(0.05)	—
Add: Special charges, after tax	—	0.06	0.01	0.08
Add: Restructuring expenses, after tax	—	0.04	0.02	0.12
Adjusted earnings per share - diluted	$0.65	$0.74	$2.78	$2.47

Weighted average shares outstanding (used for calculating adjusted earnings per share) – diluted	59,602,638	59,218,101	59,212,447	59,266,929
Note: The adjustments above are net of tax. For the three and nine months ended February 27, 2021 and February 29, 2020, the tax impact of the adjustments were immaterial.

28 Form 10-Q

Analysis of Results for Three and Nine Months
The following table presents certain key highlights from the results of operations for the three and nine months ended:

	Three Months Ended			Nine Months Ended
(In millions, except share data)	February 27, 2021	February 29, 2020	% Change	February 27, 2021	February 29, 2020	% Change
Net sales	$590.5	$665.7	(11.3)%	$1,843.6	$2,010.8	(8.3)%
Cost of sales	359.6	422.4	(14.9)%	1,118.4	1,265.9	(11.7)%
Gross margin	230.9	243.3	(5.1)%	725.2	744.9	(2.6)%
Operating expenses	175.8	192.9	(8.9)%	503.7	571.9	(11.9)%
Operating earnings	55.1	50.4	9.3%	221.5	173.0	28.0%
Gain on consolidation of equity method investment	—	—	n/a	—	30.5	n/a
Other (income) expenses, net	(1.5)	2.8	(153.6)%	2.2	7.5	(70.7)%
Earnings before income taxes and equity income	56.6	47.6	18.9%	219.3	196.0	11.9%
Income tax expense	13.0	10.6	22.6%	49.9	35.8	39.4%
Equity (loss) income from nonconsolidated affiliates, net of tax	(0.3)	0.3	(200.0)%	0.1	3.7	(97.3)%
Net earnings	43.3	37.3	16.1%	169.5	163.9	3.4%
Net earnings (loss) attributable to redeemable noncontrolling interests	1.8	(0.4)	n/a	3.8	(0.6)	n/a
Net earnings attributable to Herman Miller, Inc.	$41.5	$37.7	10.1%	$165.7	$164.5	0.7%
Earnings per share — diluted	$0.70	$0.64	9.4%	$2.80	$2.78	0.7%
Orders	$566.1	$651.7	(13.1)%	$1,751.9	$2,003.3	(12.5)%
Backlog	$379.0	$411.2	(7.8)%

The following table presents select components of the Company's Condensed Consolidated Statements of Comprehensive Income as a percentage of net sales, for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.9	63.5	60.7	63.0
Gross margin	39.1	36.5	39.3	37.0
Operating expenses	29.8	29.0	27.3	28.4
Operating earnings	9.3	7.6	12.0	8.6
Gain on consolidation of equity method investment	—	—	—	1.5
Other (income) expenses, net	(0.3)	0.4	0.1	0.4
Earnings before income taxes and equity income	9.6	7.2	11.9	9.7
Income tax expense	2.2	1.6	2.7	1.8
Equity (loss) income from nonconsolidated affiliates, net of tax	(0.1)	—	—	0.2
Net earnings	7.3	5.6	9.2	8.2
Net earnings (loss) attributable to redeemable noncontrolling interests	0.3	(0.1)	0.2	—
Net earnings attributable to Herman Miller, Inc.	7.0	5.7	9.0	8.2

Herman Miller, Inc. and Subsidiaries 29

Net Sales
The following charts present graphically the primary drivers of the year-over-year change in net sales for the three and nine months ended February 27, 2021. The amounts presented in the graphs are expressed in millions and have been rounded.
Net sales decreased $75.2 million or 11.3% in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020. The following items contributed to the change:

•Increased sales volumes within the Retail segment of approximately $57 million which were driven primarily by increased demand within the segment's eCommerce channel.
•Foreign currency translation had a positive impact on net sales of approximately $8 million.
•Incremental list price increases, net of discounting, of approximately $6 million.
•Decreased sales volumes within the North America Contract ("NAC") segment of approximately $146 million, primarily due to the impact of the outbreak of COVID-19.

Net sales decreased $167.2 million or 8.3% in the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020. The following items led to the change:

•Increased sales volumes within the Retail segment of approximately $119 million which were driven primarily by increased demand within the segment's eCommerce channel.
•Increase of approximately $98 million due to the acquisitions of HAY and naughtone.
•Incremental list price increases, net of discounting, of approximately $18 million.
•Foreign currency translation had a positive impact on net sales of approximately $9 million.
•Decreased sales volumes within the NAC segment of approximately $411 million, primarily due to the impact of the outbreak of COVID-19.

Gross Margin
Gross margin was 39.1% in the third quarter of fiscal 2021 as compared to 36.5% in the third quarter of fiscal 2020. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:

•A favorable shift in channel mix increased gross margin by approximately 200 basis points.
•Product mix and ongoing profitability improvement efforts increased gross margin by approximately 120 basis points.
•Incremental list price increases, net of discounting, increased gross margin by approximately 70 basis points.
•Lower special charges increased gross margin by approximately 30 basis points due to special charges in the prior year related to the initial purchase accounting of HAY.
•Lower overhead and labor leverage partially offset by lower overhead spend decreased gross margin by approximately 160 basis points.
30 Form 10-Q

Gross margin was 39.3% for the nine month period ended February 27, 2021 as compared to 37.0% for the same period of the prior fiscal year. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:

•A favorable shift in channel mix increased gross margin by approximately 170 basis points.
•Product mix, material performance and ongoing profitability improvement efforts increased gross margin by approximately 70 basis points.
•Incremental list price increases, net of discounting, increased gross margin by approximately 60 basis points.
•Lower overhead leverage decreased gross margin by approximately 70 basis points.

Operating Expenses
The following charts present graphically the primary drivers of the year-over-year change in operating expenses for the three and nine months ended February 27, 2021. The amounts presented in the graphs are expressed in millions and have been rounded.

Change in Operating Expenses
Three Months Ended
$193
$(8)
$(5)
$(4)
$(5)
$(2)
$2
$2
$3
$176
Q3 FY20
Restructuring & Special Charges
Warranty
Marketing & Selling
Travel Costs
Comp & Benefits
Foreign Currency
IT Costs
Other
Q3 FY21

Change in Operating Expenses
Nine Months Ended
$572
$(28)
$(23)
$(14)
$(14)
$(9)
$(6)
$3
$23
$504
Q3 FY20
Marketing & Selling
Comp & Benefits
Restructuring & Special Charges
Travel Costs
Warranty
Studio Costs
Other
Acquisitions
Q3 FY21

Herman Miller, Inc. and Subsidiaries 31

Operating expenses decreased by $17.1 million or 8.9% in the third quarter of fiscal 2021 compared to the prior year period. The following factors contributed to the change:

•Restructuring expenses and special charges decreased approximately $8 million.
•Warranty costs decreased approximately $5 million due to lower sales volumes and favorable claims experience within the North America Contract segment.
•Lower marketing and selling costs of approximately $4 million primarily within the North America Contract segment due to lower sales volume.
•Travel costs were approximately $5 million lower due to decreased travel as a result of COVID-19.
•Compensation and benefit costs decreased approximately $2 million due to benefits from the workforce actions initiated in the fourth quarter of fiscal 2020 and the temporary suspension of certain employee benefits of approximately $6 million, partially offset by incremental headcount added during fiscal 2021 and increased variable compensation.
•Foreign currency translation had a negative impact on operating expenses of approximately $2 million.
•IT costs increased approximately $2 million driven primarily by increased investments within the Company's digital and eCommerce platforms.

Operating expenses decreased by $68.2 million or 11.9% in the first nine months of fiscal 2021 compared to the prior year period. The following factors contributed to the change:

•Lower marketing and selling costs of approximately $28 million primarily within the North America Contract segment due to lower sales volume.
•Compensation and benefit costs decreased approximately $23 million due primarily to lower headcount associated with the reduction in workforce actions initiated in the fourth quarter of fiscal 2020, as well as temporary wage reductions that were in effect during the first quarter of the year.
•Restructuring expenses and special charges decreased approximately $14 million.
•Travel costs were approximately $14 million lower due to decreased travel as a result of COVID-19.
•Warranty costs decreased approximately $9 million due to lower sales volumes and claims experience within the North America Contract segment.
•Lower studio costs of approximately $6 million driven by lower lease expense.
•The acquisition of HAY and naughtone increased operating expenses by approximately $23 million.

Other Income/Expense
During the three months ended February 27, 2021, net other income was $1.5 million. This compares to net other expense of $2.8 million in the same period of the prior year, representing a favorable change of $4.3 million. During the nine months ended February 27, 2021, net other expense was $2.2 million. This compares to net other expense of $7.5 million in the same period of the prior year, representing a decrease of $5.3 million. The decrease in expense for both the three and nine months ended February 27, 2021 was primarily the result of a pre-tax gain of $4.3 million related to a legal settlement.

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

Income Taxes
See Note 11 of the Condensed Consolidated Financial Statements for additional information.

32 Form 10-Q

Operating Segment Results
The business is comprised of various operating segments as defined by generally accepted accounting principles in the United States. These operating segments are determined on the basis of how the Company internally reports and evaluates financial information used to make operating decisions. The segments identified by the Company are North America Contract, International Contract, Retail and Corporate. For descriptions of each segment, refer to Note 16 of the Condensed Consolidated Financial Statements.

The charts below present the relative mix of Net sales and Operating earnings across each of the Company's segments during the three and nine month periods ended February 27, 2021. This is followed by a discussion of the Company's results, by reportable segment. The amounts presented in the charts are in millions and have been rounded.

Herman Miller, Inc. and Subsidiaries 33

North America Contract ("North America")

	Three Months Ended			Nine Months Ended
(Dollars in millions)	February 27, 2021	February 29, 2020	Change	February 27, 2021	February 29, 2020	Change
Net sales	$268.2	$413.4	$(145.2)	$930.2	$1,322.5	$(392.3)
Gross margin	93.0	150.1	(57.1)	338.4	487.0	(148.6)
Gross margin %	34.7%	36.3%	(1.6)%	36.4%	36.8%	(0.4)%
Operating earnings	11.9	51.2	(39.3)	99.3	176.4	(77.1)
Operating earnings %	4.4%	12.4%	(8.0)%	10.7%	13.3%	(2.6)%

For the three month comparative period, net sales decreased 35.1%, or 35.2%(*) on an organic basis, over the prior year period due primarily to decreased sales volumes within the segment of approximately $146 million, primarily due to the outbreak of COVID-19.

For the nine month comparative period, net sales decreased 29.7%, or 30.5%(*) on an organic basis, over the prior year period due to:

•Decreased sales volumes within the segment of approximately $411 million, primarily due to the outbreak of COVID-19; partially offset by
•Incremental list price increases, net of discounting, of approximately $10 million; and
•Approximately $11 million due to the acquisition of naughtone.

For the three month comparative period, operating earnings decreased $39.3 million, or 76.8%, over the prior year period due to:

•Decreased gross margin of $57.1 million due to decreased sales volumes and a decrease in gross margin percentage of 160 basis points. The decrease in gross margin percentage was due primarily to lower volume leverage due to the outbreak of COVID-19, partially mitigated by labor performance and ongoing profitability improvement efforts; partially offset by
•Decreased operating expenses of $17.8 million driven primarily by lower marketing and selling expenses of approximately $5 million, lower compensation and benefit costs of approximately $6 million, lower warranty costs of approximately $5 million, and lower travel costs of approximately $2 million.

For the nine month comparative period, operating earnings decreased $77.1 million, or 43.7%, over the prior year period due to:

•Decreased gross margin of $148.6 million due to decreased sales volumes; partially offset by
•Decreased operating expenses of $71.5 million driven primarily by lower marketing and selling expenses of approximately $26 million, lower compensation and benefit costs of approximately $20 million, lower travel costs of approximately $8 million, lower warranty costs of approximately $8 million, and lower restructuring costs of approximately $4 million.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

34 Form 10-Q

International Contract ("International")

	Three Months Ended			Nine Months Ended
(Dollars in millions)	February 27, 2021	February 29, 2020	Change	February 27, 2021	February 29, 2020	Change
Net sales	$165.7	$156.1	$9.6	$487.4	$388.1	$99.3
Gross margin	60.0	50.8	9.2	175.6	130.9	44.7
Gross margin %	36.2%	32.5%	3.7%	36.0%	33.7%	2.3%
Operating earnings	22.5	11.3	11.2	70.9	37.3	33.6
Operating earnings %	13.6%	7.2%	6.4%	14.5%	9.6%	4.9%

For the three month comparative period, net sales increased 6.1%, or 1.2%(*) on an organic basis, over the prior year period due primarily to the impact of foreign currency translation which increased sales by approximately $8 million.

For the nine month comparative period, net sales increased 25.6%, or 1.0%(*) on an organic basis, over the prior year period due to:

•The acquisition of HAY and naughtone which increased sales by approximately $87 million.
•The impact of foreign currency translation which increased sales by approximately $8 million.

For the three month comparative period, operating earnings increased $11.2 million, or 99.1%, over the prior year period due to:

•Increased gross margin of $9.2 million due to the increase in sales explained above, as well as increased gross margin percentage of 370 basis points due primarily to favorable changes in channel and product mix; and
•Decreased operating expenses of $2.0 million driven primarily by lower special charges compared to the prior year which included the initial purchase accounting effects of HAY and lower travel costs, partially offset by unfavorable foreign currency translation impacts.

For the nine month comparative period, operating earnings increased $33.6 million, or 90.1%, over the prior year period due to:

•Increased gross margin of $44.7 million due to the increase in sales explained above, and increased gross margin percentage of 230 basis points due primarily to favorable changes in channel and product mix; partially offset by
•Increased operating expenses of $11.1 million, driven primarily by the acquisition of HAY and naughtone and partially offset by lower special charges compared to the prior year which included the initial purchase accounting effects of HAY and lower travel costs.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

Herman Miller, Inc. and Subsidiaries 35

Retail

	Three Months Ended			Nine Months Ended
(Dollars in millions)	February 27, 2021	February 29, 2020	Change	February 27, 2021	February 29, 2020	Change
Net sales	$156.6	96.2	$60.4	$426.0	$300.2	$125.8
Gross margin	77.9	42.4	35.5	211.2	127.0	84.2
Gross margin %	49.7%	44.1%	5.6%	49.6%	42.3%	7.3%
Operating earnings	31.5	(1.6)	33.1	83.3	(6.4)	89.7
Operating earnings %	20.1%	(1.7)%	21.8%	19.6%	(2.1)%	21.7%

For the three month comparative period, net sales increased 62.8%, or 62.7%(*) on an organic basis, over the prior year period due to:

•Increased sales volumes of approximately $57 million which were driven primarily by increased demand within the segment's e-commerce channel; and
•Incremental list price increases, net of discounting, of approximately $4 million.

For the nine month comparative period, net sales increased 41.9%, both on an as reported and organic(*) basis, over the prior year period due to:

•Increased sales volumes of approximately $119 million which were driven primarily by increased demand within the segment's e-commerce channel; and
•Incremental list price increases, net of discounting, of approximately $11 million; partially offset by
•Lower freight revenue of approximately $3 million.

For the three month comparative period, operating earnings increased $33.1 million over the prior year period due to:

•Increased gross margin of $35.5 million due to the increase in sales explained above, as well as increased gross margin percentage of 560 basis points due primarily to favorable changes in channel and product mix and incremental list price increases, net of price discounting, partially offset by higher freight expenses; partially offset by
•Increased operating expenses of $2.4 million driven primarily by higher marketing expenses, the opening of new locations, and higher IT costs driven by increased investments within the Company's digital and eCommerce platforms.

For the nine month comparative period, operating earnings increased $89.7 million over the prior year period due to:

•Increased gross margin of $84.2 million due to the increase in sales explained above, as well as increased gross margin of 730 basis points due primarily to changes in channel and product mix and incremental list price increases, net of price discounting; and
•Decreased operating expenses of $5.5 million driven primarily by lower studio costs.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

Corporate
Corporate unallocated expenses totaled $10.8 million for the third quarter of fiscal 2021, an increase of $0.3 million from the third quarter of fiscal 2020.

Corporate unallocated expenses totaled $32.0 million for the first nine months of fiscal 2021, a decrease of $2.3 million from the same period of fiscal 2020. The decrease was driven primarily by lower special charges in the current period.

36 Form 10-Q

Liquidity and Capital Resources
The table below summarizes the net change in cash and cash equivalents for the nine months ended as indicated.

(In millions)	February 27, 2021	February 29, 2020
Cash provided by (used in):
Operating activities	$260.1	$191.8
Investing activities	(42.9)	(171.3)
Financing activities	(287.3)	(69.8)
Effect of exchange rate changes	13.5	0.7
Net change in cash and cash equivalents	$(56.6)	$(48.6)

Cash Flows - Operating Activities
Cash provided by operating activities for the nine months ended February 27, 2021 was $260.1 million, as compared to $191.8 million in the same period of the prior year. The increase in cash generated from operations in the current year, compared to the prior year, was primarily due to:

•Prior year net earnings included a non-taxable non-cash gain on consolidation of an equity method investment of $30.5 million; and
•An increase in current liabilities in the current period of $9.7 million, driven by an increase in accounts payable and partially offset by a decrease in accrued liabilities. This compares to a decrease in current liabilities of $36.7 million in the prior year period. The decrease in the prior year period was driven primarily by a decrease in accrued liabilities and accounts payable; and
•An increase in non-current liabilities in the current period of $11.0 million driven primarily by the deferral of payroll taxes as permitted under the CARES act; offset by
•An increase in current assets in the current period of $6.4 million compared to a decrease in current assets of $17.8 million in the prior year period. The increase in current assets in the current period was driven by an increase in accounts receivable as sales volumes increased from the end of fiscal 2020. The decrease in current assets in the prior year period was driven by a decrease in accounts receivable and partially offset by an increase in prepaid expenses.

Cash Flows - Investing Activities
Cash used in investing activities for the nine months ended February 27, 2021 was $42.9 million, as compared to $171.3 million in the same period of the prior year. The decrease in cash outflow in the current year, compared to the prior year, was primarily due to:

•Prior year cash outflow of $111.2 million for the purchase of naughtone and HAY;
•A decrease in capital expenditures of $13.7 million due to reduced spending as a result of COVID-19; and
•Proceeds from the sale of the Company's manufacturing facility in China and office facility in the United Kingdom in the current year of $11.5 million.

At the end of the third quarter of fiscal 2021, there were outstanding commitments for capital purchases of $17.0 million. The Company plans to fund these commitments through a combination of cash on hand and cash flows from operations. The Company expects full-year capital purchases to be between $55 million and $65 million, which will be primarily related to investments in the Company's facilities and equipment. This compares to full-year capital spending of $69.0 million in fiscal 2020.

Cash Flows - Financing Activities
Cash used in financing activities for the nine months ended February 27, 2021 was $287.3 million, as compared to $69.8 million in the same period of the prior year. The increase in cash outflow in the current year, compared to the prior year, was primarily due to repayments of $265.0 million on the Company's credit facility in June 2020. After the end of the quarter ended February 27, 2021, the Company repaid $50 million of private placement notes due March 1, 2021 with available cash on hand.
Herman Miller, Inc. and Subsidiaries 37

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

At the end of the third quarter of fiscal 2021, the Company had a well-positioned balance sheet and liquidity profile. In addition to cash flows from operating activities, the Company has access to liquidity through credit facilities, cash and cash equivalents, and short-term investments. These sources have been summarized below. For additional information, refer to Note 14 to the Condensed Consolidated Financial Statements.

(In millions)	February 27, 2021	May 30, 2020
Cash and cash equivalents	$397.4	$454.0
Marketable securities	7.5	7.0
Availability under syndicated revolving line of credit	264.8	0.6
Total liquidity	$669.7	$461.6

Of the cash and cash equivalents noted above at the end of the third quarter of fiscal 2021, the Company had $192.6 million of cash and cash equivalents held outside the United States. In addition, the Company had marketable securities of $7.5 million held by one of its international wholly-owned subsidiaries.

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

As of February 27, 2021, the total debt outstanding related to borrowings under the syndicated revolving line of credit was $225.0 million with available borrowings against this facility of $264.8 million.

The subsidiary holding the Company's marketable securities is taxed as a United States taxpayer at the Company's election. Consequently, for tax purposes, all United States tax impacts for this subsidiary have been recorded. The Company intends to repatriate $7.7 million in cash held in certain foreign jurisdictions over the next two years and as such has recorded a deferred tax liability related to foreign withholding taxes on these future dividends received in the U.S. from foreign subsidiaries of $0.9 million. A significant portion of this cash was previously taxed under the U.S. Tax Cuts and Jobs Act (TCJA) one-time U.S. tax liability on undistributed foreign earnings. The Company intends to remain indefinitely reinvested in the remaining undistributed earnings outside the U.S.

The Company believes that its financial resources will allow it to manage the impact of COVID-19 on business operations for the foreseeable future which could include materially reduced revenue and profits. The Company will continue to evaluate its financial position in light of future developments, particularly those relating to COVID-19.

Contractual Obligations
Contractual obligations associated with ongoing business and financing activities will require cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments as of May 30, 2020 was provided in the Company's annual report on Form 10-K for the year ended May 30, 2020. There have been no material changes in such obligations since that date, except for the Company's repayment of $50 million in private placement notes at maturity with available cash on hand.

Guarantees
See Note 13 to the Condensed Consolidated Financial Statements.

38 Form 10-Q

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

New Accounting Standards
See Note 2 to the Condensed Consolidated Financial Statements.

Safe Harbor Provisions
Certain statements in this report are not historical facts but are “forward-looking statements” as defined under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates, and projections about the office furniture industry, the economy, and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” likely,” “plans,” “projects,” "could," and “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. These risks include, without limitation, the success of our growth strategy, our success in initiatives aimed at achieving long-term profit optimization goals, employment and general economic conditions, the pace of economic recovery in the U.S. and in our International markets, the increase in white-collar employment, the willingness of customers to undertake capital expenditures, the types of products purchased by customers, competitive-pricing pressures, the availability and pricing of raw materials, our reliance on a limited number of suppliers, our ability to expand globally given the risks associated with regulatory and legal compliance challenges and accompanying currency fluctuations, changes in future tax legislation or interpretation of current tax legislation, the ability to increase prices to absorb the additional costs of raw materials, changes in global tariff regulations, the financial strength of our dealers and the financial strength of our customers, our ability to locate new retail studios, negotiate favorable lease terms for new and existing locations and implement our studio portfolio transformation, our ability to attract and retain key executives and other qualified employees, our ability to continue to make product innovations, the success of newly-introduced products, our ability to serve all of our markets, possible acquisitions, divestitures or alliances, our ability to integrate and benefit from acquisitions and investments, the pace and level of government procurement, the outcome of pending litigation or governmental audits or investigations, political risk in the markets we serve, natural disasters, public health crises, disease outbreaks, and other risks identified in our filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what we express or forecast. Furthermore, Herman Miller, Inc., undertakes no obligation to update, amend or clarify forward-looking statements.

Herman Miller, Inc. and Subsidiaries 39

Item 3: Quantitative and Qualitative Disclosures About Market Risk
The information concerning quantitative and qualitative disclosures about market risk contained in the Company’s Annual Report on Form 10-K for the year ended May 30, 2020 has not changed materially. The nature of market risks from interest rates and commodity prices has not changed materially during the first nine months of fiscal 2021.

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

Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 27, 2021, and the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended February 27, 2021, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

40 Form 10-Q

PART II - OTHER INFORMATION
Item 1: Legal Proceedings
There have been no material changes in the Company's legal proceedings from those set forth in the Company's Annual Report on Form 10-K for the year ended May 30, 2020.

Item 1A: Risk Factors
There have been no material changes in the Company's risk factors from those set forth in the Company's Annual Report on Form 10-K for the year ended May 30, 2020.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company has one share repurchase plan authorized by the Board of Directors on January 16, 2019, which provides a share repurchase authorization of $250.0 million with no specified expiration date. No repurchase plans expired or were terminated during the third quarter of fiscal 2021, nor do any plans exist under which the Company does not intend to make further purchases.

The following is a summary of share repurchase activity during the quarter ended February 27, 2021.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)
11/29/20-12/26/20	—	$—	—	$236,750,879
12/27/20-1/23/21	579	$34.17	579	$236,731,094
1/24/2021-2/27/21	—	$—	—	$236,731,094
Total	579		579

The Company may repurchase shares from time to time for cash in open market transactions, privately negotiated transactions, pursuant to accelerated share repurchase programs or otherwise in accordance with applicable federal securities laws. The timing and amount of the repurchases will be determined by the Company's management based on their evaluation of market conditions, share price and other factors. The share repurchase program may be suspended or discontinued at any time.

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

Herman Miller, Inc. and Subsidiaries 41

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

HERMAN MILLER, INC.

April 6, 2021	/s/ Andrea R. Owen
Andrea R. Owen
President and Chief Executive Officer
(Duly Authorized Signatory for Registrant)

April 6, 2021	/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer
(Duly Authorized Signatory for Registrant)

Herman Miller, Inc. and Subsidiaries 43