Form 10-K
period 2021-05-29
HERMAN MILLER INC
filed 2021-07-27
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 29, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐  No  ☒
The aggregate market value of the voting stock held by “nonaffiliates” of the registrant (for this purpose only, the affiliates of the registrant have been assumed to be the executive officers and directors of the registrant and their associates) as of November 27, 2020, was $2.2 billion (based on $37.56 per share which was the closing sale price as reported by Nasdaq). As of July 18, 2021, the registrant had 59,052,202 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant's Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Herman Miller, Inc.
Annual Report on Form 10-K

PART I
Item 1 Business
General Development of Business
Herman Miller's purpose statement is design for the good of humankind. The Company researches, designs, manufactures and distributes interior furnishings for use in various environments including residential, office, healthcare and educational settings and provides related services that support organizations and individuals all over the world. Through research, the Company seeks to understand, define and clarify customer needs and problems existing and to design products, systems and services that serve as innovative solutions to those needs and problems. The Company's products are sold primarily through the following channels: Owned and independent contract furniture dealers, direct customer sales, owned and independent retailers, direct-mail catalogs and the Company's eCommerce platforms.

Herman Miller, Inc. and Subsidiaries 2

The Company was incorporated in Michigan in 1905. As a global design leader the Company established Herman Miller Group, a purposefully selected, complementary family of brands that collectively offers a variety of products for environments where people live, learn, work, heal and play. The family of brands includes Herman Miller®, Colebrook Bosson Saunders®, Design Within Reach®, Geiger®, HAY®, Maars® Living Walls, Maharam®, naughtone® and Nemschoff®. All of these companies are considered controlled subsidiaries, except for Maars of which the Company owns 48.2% of as of May 29, 2021. Herman Miller's corporate offices are located at 855 East Main Avenue, PO Box 302, Zeeland, Michigan, 49464-0302 and its telephone number is 616 654 3000. Unless otherwise noted or indicated by the context, all references to "Herman Miller," "we," "our," "Company" and similar references are to Herman Miller, Inc. and its controlled subsidiaries. Further information relating to principles of consolidation is provided in Note 1 to the Consolidated Financial Statements included in Item 8 of this report.

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

naughtone

Contemporary furnishings for workplace,
education, and hospitality environments

Nemschoff

Manufacturer of beautifully styled,
high-performance furnishings

Segments
The Company has three reportable segments: North America Contract, International Contact and Retail. The Company also reports a corporate category consisting primarily of unallocated corporate expenses. For a more detailed description of the Company's segments, refer to Item 7 of this report.

Financial information relating to segments is provided in Note 14 to the Consolidated Financial Statements included in Item 8 of this report.

Description of Business
The Company's principal business consists of the research, design, manufacture, selling and distribution of seating products, office furniture systems, other freestanding furniture elements, textiles, home furnishings and related services.

3 2021 Annual Report

The Company's ingenuity and design excellence create award-winning products and services, which have made the Company a leader in the design and development of furniture, furniture systems, textiles and technology solutions. This leadership is exemplified by the innovative concepts introduced by the Company in its broad array of seating products (including Embody®, Aeron®, Mirra2™, Setu®, Sayl®, Verus®, Cosm®, Lino®, Verus®, Celle®, Equa®, Taper™ and Ergon® office chairs) and modular systems (including Canvas Office Landscape®, Locale®, Public Office Landscape®, Layout Studio®, Action Office®, Ethospace®, Arras®, Prospect®, Overlay™, Resolve®, and OE1®). The Company also offers storage (including Meridian® and Tu® products), wood casegoods (including Geiger® products), freestanding furniture products (including Abak™, Intent®, Sense™ and Envelop®), healthcare products (including Palisade™, Compass™, Nala®, Ava® and other Nemschoff® products), the Thrive portfolio of ergonomic solutions, ergonomic and technology support products (including Colebrook Bosson Saunders® products) and the textiles of Maharam Fabric Corporation (Maharam®). The Live Platform™ system of cloud-connected furnishings, applications and dashboards provides data-enabled solutions for the Company's customers.

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

The Company's products are marketed worldwide by its own sales staff, independent dealers and retailers, owned dealers, via its eCommerce websites, and through its owned Herman Miller, Design Within Reach ("DWR") and HAY retail stores and studios. Salespeople work with dealers, the architecture and design community, and directly with end-users. Independent dealerships concentrate on the sale of Herman Miller Group products and some complementary product lines of other manufacturers. It is estimated that approximately 63 percent of the Company's sales in the fiscal year ended May 29, 2021, were made to or through independent dealers. The remaining sales were made directly to end-users, including federal, state and local governments and several business organizations by the Company's own sales staff, owned dealer network, retail channels, or independent retailers.

The Company is a recognized leader within its industry for the use, development, and integration of customer-centered technologies that enhance the reliability, speed, and efficiency of our customers' operations. This includes proprietary sales tools, interior design and product specification software, order entry and manufacturing scheduling and production systems, and direct connectivity to the Company's suppliers.

The Company's furniture systems, seating, freestanding furniture, storage, casegoods, textile products, and related services are used in (1) institutional environments including offices and related conference, lobby, and lounge areas and general public areas including transportation terminals; (2) health/science environments including hospitals, clinics and other healthcare facilities; (3) industrial and educational settings; and (4) residential and other environments.

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

Customer Base
The Company approximates that no single dealer accounted for more than three percent of the Company's net sales in the fiscal year ended May 29, 2021. The Company estimates that the largest single end-user customer accounted for $113.0 million, $122.9 million and $129.6 million of the Company's net sales in fiscal 2021, 2020, and 2019, respectively. This represents approximately five percent of the Company's net sales in fiscal 2021, 2020 and 2019. The Company's ten largest customers in the aggregate accounted for approximately 17 percent of net sales in fiscal 2021 and 18 percent of net sales in fiscal 2020 and 2019.

Backlog of Unfilled Orders
As of May 29, 2021, the Company's backlog of unfilled orders was $446.9 million. At May 30, 2020, the Company's backlog totaled $470.8 million. The decrease in backlog in the current year was primarily due to delays in processing customer orders in the fourth quarter of fiscal 2020 caused by the outbreak of COVID-19 and related facility shut-downs. It is expected that substantially all the orders forming the backlog at May 29, 2021, will be filled during the next fiscal year. Many orders received by the Company are reflected in the backlog for only a short period while other orders specify delayed shipments and are carried in the backlog for up to one year. Accordingly, the amount of the backlog at any particular time does not necessarily indicate the level of net sales for a particular succeeding period.

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

Competition
All aspects of the Company's business are highly competitive. From an office furniture perspective, the Company competes largely on design, product and service quality, speed of delivery and product pricing. Although the Company is one of the largest office furniture manufacturers in the world, it competes with manufacturers that have significant resources and sales as well as many smaller companies. The Company's most significant competitors are Haworth, HNI Corporation, Kimball International, and Steelcase.

The Company also competes in the home furnishings industry, primarily against national, regional and independent home furnishings retailers who market high-craft furniture to end-user customers and the interior design community.
5 2021 Annual Report

These competitors include companies such as Crate & Barrel Holdings, Inc., Hive Modern, Restoration Hardware, Room & Board, Wayfair and Williams-Sonoma, Inc. Similar to its office furniture product offerings, the Company competes primarily on design, product and service quality, speed of delivery and product pricing in this market.

On July 19, 2021, we completed the acquisition of Knoll, Inc. Refer to the "Executive Overview" and "Business Overview" sections within Item 7 for further discussion of the acquisition of Knoll as well as in Note 18 to the Consolidated Financial Statements included in Item 8 of this report.

Research, Design and Development
The Company believes it draws great competitive strength from its research, design and development programs. Through research, the Company seeks to understand, define and clarify customer needs and problems they are trying to solve. The Company designs innovative products and services that address customer needs and solve their problems. The Company uses both internal and independent research resources and independent design resources. Exclusive of royalty payments, the Company spent approximately $50.8 million, $54.3 million and $58.8 million on design and research activities in fiscal 2021, 2020 and 2019, respectively. Generally, royalties are paid to designers of the Company's products as the products are sold and are included in the Design and Research line item within the Consolidated Statements of Comprehensive Income.

Environmental Matters
The Company believes that a business must stand for more than just its products and services and the Company's people around the globe share a commitment to using business as a force for good. The Company’s commitment to the planet is embedded in its corporate strategy and will continue to develop as the Company outlines next steps in its sustainability strategy. As part of this commitment, the Company focuses on operating its global footprint with minimal impact on the environment and designing products with materials and processes that are safe for both people and the planet. Based on current facts known to management, the Company does not believe that existing environmental laws and regulations have had or will have any material effect upon the capital expenditures, earnings or competitive position of the Company. However, there can be no assurance that environmental legislation will not result in or require material capital expenditures or additional costs to our manufacturing process.

Human Resources
The Company considers its employees to be another of its major competitive strengths. The Company stresses individual employee participation and incentives, believing that this emphasis has helped attract and retain a competent and motivated workforce. The Company's human resources group provides employee recruitment, education and development, as well as compensation planning and counseling. Additionally, there have been no work stoppages or labor disputes in the Company's history. As of May 29, 2021, approximately four percent of the Company's employees are covered by collective bargaining agreements, most of whom are employees of its Nemschoff and Herman Miller Holdings Limited subsidiaries.

As of May 29, 2021, the Company had approximately 7,600 employees, which was consistent with May 30, 2020. In addition to its employee workforce, the Company uses temporary labor to meet fluctuating demand in its manufacturing operations.

Information about International Operations
The Company's sales in international markets are made primarily to office/institutional customers. Foreign sales consist mostly of office furniture products such as Aeron®, Mirra®, Sayl®, Embody®, Layout Studio®, Imagine Desking System®, Ratio®, Cosm®, and other seating and storage products and ergonomic accessories such as About A Chair®, Palissade®, and the Flo® monitor arm. The Company conducts business in the following major international markets: Europe, the Middle East, Africa, Latin America and the Asia/Pacific region.

The Company's products currently sold in international markets are manufactured primarily by controlled subsidiaries in the United States, the United Kingdom, China, Brazil and India. A portion of the Company's products sold internationally are also manufactured by third-party suppliers. Sales are made through wholly owned subsidiaries or branches in Canada, the United Kingdom, Denmark, Mexico, Australia, Singapore, Japan, China (including Hong Kong),
Herman Miller, Inc. and Subsidiaries 6

India and Brazil. The Company's products are offered in Canada, Europe, the Middle East, Africa, Latin America and the Asia/Pacific region primarily through dealers.

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

Item 1A Risk Factors
The following risk factors and other information included in this report should be carefully considered. The risks and uncertainties described below are not the only ones we face; others, either unforeseen or currently deemed not material, may also have a negative impact on our Company. If any of the following occurs, our business, operating results, cash flows, and financial condition could be materially adversely affected.

Business and Acquisition Related Risks

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

7 2021 Annual Report

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

We may be unable to successfully integrate our businesses and Knoll and realize the anticipated benefits of the acquisition of Knoll.
The success of the acquisition of Knoll will depend, in part, on our ability to successfully combine and integrate the businesses of Herman Miller and Knoll, which previously operated as independent public companies, and realize the anticipated benefits, including synergies, cost savings, innovation opportunities and operational efficiencies, from the acquisition, in a manner that does not materially disrupt existing customer, payer, dealer, supplier, employee and other stakeholder relations nor result in decreased revenues due to losses of, or decreases in orders by, customers and payers. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common stock may decline.

The integration of the two companies may result in material challenges, including, without limitation:

•the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the devotion of management’s attention to the transaction and related integration work;
•managing a larger and more complex combined business;
•maintaining employee morale, retaining key management and other employees and the possibility that the integration process and potential organizational changes may adversely impact the ability to maintain employee relationships;
•retaining existing business and operational relationships, including customers, dealers, suppliers, employees and other counterparties, as may be impacted by contracts containing consent and/or other provisions that may be triggered by the transaction, and attracting new business and operational relationships;
•the integration process not proceeding as expected, including due to a possibility of faulty assumptions or expectations regarding the integration process or Herman Miller’s or Knoll’s operations;
•consolidating corporate, administrative and compliance infrastructures and eliminating duplicative operations;
•coordinating geographically separate organizations, including in international markets with differing business, legal and regulatory climates;
•unanticipated issues in integrating information technology, communications and other systems; and
•unforeseen expenses, costs, liabilities or delays associated with the acquisition or the integration.

Many of these factors will be outside of our control, and any one of them could result in delays, increased costs, decreases in the amount of expected revenues or synergies and diversion of management’s time and energy, which could materially affect Herman Miller’s financial position, results of operations and cash flows.

The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized on a timely basis, if at all.
Herman Miller, Inc. and Subsidiaries 8

The indebtedness incurred in connection with the acquisition of Knoll contains various covenants that impose restrictions on us and certain of our subsidiaries that may affect their ability to operate their businesses.
The indebtedness incurred in connection with the merger and preferred stock purchase contains various affirmative and negative covenants that, subject to certain significant exceptions, restrict the ability of us and certain of our subsidiaries to, among other things, incur liens on our property, incur additional indebtedness, enter into sale and lease-back transactions, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, and/or merge or consolidate with any other person or sell or convey certain of its assets to any one person, among other things. In addition, the definitive documentation governing such indebtedness contains a financial maintenance covenant that will require us to maintain a certain leverage ratio at the end of each fiscal quarter. Our and our subsidiaries’ ability to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations under such indebtedness.

In connection with the acquisition of Knoll, we incurred significant additional indebtedness, which could adversely affect Herman Miller, including by decreasing our business flexibility, and will increase our interest expense.
The consolidated long-term debt of Herman Miller as of May 29, 2021 was $274.9 million. Our long-term debt as of July 27, 2021, after giving effect to the acquisition and the incurrence and extinguishment of indebtedness in connection therewith, is approximately $1.3 billion. We have substantially increased our indebtedness in comparison to that of Herman Miller on a recent historical basis, which could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing our interest expense. We have also incurred various costs and expenses associated with such indebtedness. The amount of cash required to pay interest on our increased indebtedness levels and thus the demands on our cash resources will be greater than the amount of cash flows previously required to service our indebtedness. The increased levels of indebtedness could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages for Herman Miller relative to other companies with lower debt levels. If we do not achieve the expected benefits and cost savings from the acquisition, or if the financial performance of the combined company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.

In addition, we may be required to raise substantial additional financing to fund working capital, capital expenditures, acquisitions or other general corporate requirements. Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. We cannot assure you that it will be able to obtain additional financing on terms acceptable to us or at all.

Uncertainties associated with the acquisition of Knoll may cause a loss of management personnel and other key employees, which could adversely affect the future business and operations of the combined company following completion of the acquisition.
Herman Miller is dependent on the experience and industry knowledge of its officers and other key employees to execute its business plans. Our success will depend in part upon our ability to retain certain key management personnel and employees. Current and prospective employees of Herman Miller may experience uncertainty about their roles, which may have an adverse effect on our ability to attract or retain key management and other key personnel. Accordingly, no assurance can be given that we will be able to attract or retain key management personnel and other key employees to the same extent that Herman Miller and Knoll have previously been able to attract or retain their own employees.

We have incurred and expect to continue to incur significant costs in connection with the acquisition of Knoll, which may be in excess of those we anticipate.
We have incurred and expect to continue to incur a number of non-recurring fees and costs associated with negotiating and completing the transactions, combining the operations of Herman Miller and Knoll and achieving desired synergies. These fees and costs have been, and will continue to be, substantial. The substantial majority of non-recurring expenses will consist of transaction costs related to the merger and include, among others, the preferred
9 2021 Annual Report

stock purchase, employee retention costs, fees paid to financial, legal, strategic and accounting advisors, severance and benefit costs, proxy solicitation costs and filing fees.

We will also incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We will continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the merger and the integration of the two companies’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

The costs described above, as well as other unanticipated costs and expenses, could have a material adverse effect on the financial condition and operating results of Herman Miller.

Macroeconomic and Workplace Trends Related Risks

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

Other macroeconomic developments, such as the United Kingdom referendum on European Union membership (commonly known as Brexit) could negatively affect the Company's ability to conduct business in those geographies. The Company is monitoring the resolution of various trade policy negotiations between the U.S. and key trading partners as well as the post-Brexit impact on the U.K. and European Union. These negotiations create uncertainty in key markets, which, if unresolved in the near term, could negatively impact customer demand. Furthermore, concerns exist relating to potential tariffs and customs regulations and the potential for short term logistics disruption as any such changes are implemented. This will impact both the Company's suppliers and customers, including distributors, and could result in product delays and inventory issues. Further uncertainty in the marketplace also brings risk to accounts receivable and could result in delays in collection and greater bad debt expense. There also remains a risk for the value of the British Pound and/or the Euro to further deteriorate, reducing the purchasing power of customers in these regions and potentially undermining the financial health of the Company's suppliers and customers in other parts of the world.

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
Herman Miller, Inc. and Subsidiaries 10

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

Doing business internationally exposes us to certain risks, many of which are beyond our control and could potentially impact our ability to design, develop, manufacture, or sell products in certain countries. These factors could include, but would not necessarily be limited to:

•Political, social and economic conditions
•Global trade conflicts and trade policies
•Legal and regulatory requirements
•Labor and employment practices
•Cultural practices and norms
•Natural disasters
•Security and health concerns
•Protection of intellectual property
•Changes in foreign currency exchange rates

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
From time to time, various disease outbreaks may adversely impact our business, consolidated results of operations and financial condition, such as the current COVID-19 pandemic which has had such an adverse impact. The Company has global manufacturing facilities, suppliers, dealers and customers. Therefore, COVID-19, as well as measures taken
11 2021 Annual Report

by governmental authorities and other organizations and individuals to limit the spread of this virus, may interfere with the ability of our employees, suppliers and other business providers to carry out their assigned tasks or supply materials at ordinary levels of performance relative to the conduct of our business. In addition, the COVID-19 pandemic has caused a significant percentage of the traditional office workforce to work away from their office location. It is reasonable to assume, at least in the near-term, that this will have an adverse impact on the demand for office furniture and related products. This has in the past caused, and may continue to cause, us to materially curtail certain of our business operations, and has had and could continue to have, a material adverse effect on our results of operations and cash flow.

Manufacturing, Supply Chain and Distribution Related Risks

Tariffs imposed by the U.S. government could have a material adverse effect on our results of operations.
The imposition of tariffs by the U.S. government on various products imported from certain countries, as well as countering tariffs on the export of U.S. goods, has and will likely continue to adversely impact the cost of certain of our raw materials and finished goods as well as products that we export to other countries. Accordingly, these tariffs and the possibility of broader trade conflicts stemming from the tariffs could negatively impact our business in the future. The tariffs on imports, most notably imports from China, also impacted the cost of steel in both fiscal year 2020 and fiscal 2021, a key commodity that we consume in producing products. Given the significance of steel costs to our direct materials costs, we are closely monitoring escalating trade tensions between the U.S. and China. The potential impact to our direct material costs due to tariffs on Chinese imports is somewhat limited, however, as purchases of direct materials (mainly component parts and products manufactured by third parties) from China represented an estimated 5% of our consolidated cost of sales for fiscal 2021. Going forward, continued or increased tariffs could negatively impact our gross margin and operating performance. These factors also have the potential to significantly impact global trade and economic conditions in many of the regions where we do business.

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

In the fourth quarter of 2021, the price of steel was impacted by shortages and disruptions in the steel industry as a result of the COVID-19 pandemic. These disruptions have not had a significant impact on our ability to manufacture and supply products to our customers, but they have negatively impacted the cost of procuring such materials. In the short-term, significant increases in raw material, commodity and other input costs can be difficult to offset with price increases because of existing contractual commitments with our customers. As a result, our gross margins can be adversely affected in the short-term by significant increases in these costs. If we are not successful in passing along higher commodity and other input costs to our customers over the long-term because of competitive pressures, our profitability could be negatively impacted.

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
Herman Miller, Inc. and Subsidiaries 12

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

Financial Related Risks

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

General Risks

13 2021 Annual Report

We are subject to risks and costs associated with protecting the integrity and security of our systems and confidential information.
We collect certain customer-specific data, including credit card information, in connection with orders placed through our eCommerce websites, direct-mail catalog marketing program, and retail studios. For these sales channels to function and develop successfully, we and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information and other personal information regarding our customers, securely over public and private networks. Third parties may have or develop the technology or knowledge to breach, disable, disrupt or interfere with our systems or processes or those of our vendors. While we believe we take reasonable steps to protect the security and confidentiality of the information we collect, we cannot guarantee that our security measures will effectively prevent others from obtaining unauthorized access to our information and our customers’ information. The techniques used to obtain unauthorized access to systems change frequently and are not often recognized until after they have been launched.

Any person who circumvents our security measures could destroy or steal valuable information or disrupt our operations. Any security breach could cause consumers to lose confidence in the security of our information systems, including our eCommerce websites or retail studios and choose not to purchase from us. Any security breach could also expose us to risks of data loss, litigation, regulatory investigations, and other significant liabilities. Such a breach could also seriously disrupt, slow or hinder our operations and harm our reputation and customer relationships, any of which could damage our business.

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
Approximately 32 percent of the sales within our Retail segment are transacted within our retail studios. Additionally, we believe our retail studios have a direct influence on the volume of business transacted through other channels, including our consumer eCommerce and direct-mail catalog platforms, as many customers utilize these physical spaces to view and experience products prior to placing an order online or through the catalog call center. Our ability
Herman Miller, Inc. and Subsidiaries 14

to open additional studios or close existing studios successfully will depend upon a number of factors beyond our control, including:

•General economic conditions
•Identification and availability of suitable studio locations
•Success in negotiating new leases and amending or terminating existing leases on acceptable terms
•Success of other retailers in and around our retail locations
•Ability to secure required governmental permits and approvals
•Hiring and training skilled studio operating personnel
•Landlord financial stability

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

Item 1B Unresolved Staff Comments
None

15 2021 Annual Report

Item 2 Properties
The Company owns or leases facilities located throughout the United States and several foreign countries. The location, square footage and use of the most significant facilities at May 29, 2021 were as follows:

Owned Locations	Square Footage (in Thousands)	Use
Zeeland, Michigan	771	Manufacturing, Warehouse, Office
Spring Lake, Michigan	583	Manufacturing, Warehouse, Office
Holland, Michigan	357	Warehouse
Holland, Michigan	293	Manufacturing, Office
Holland, Michigan	238	Office, Design
Sheboygan, Wisconsin	208	Manufacturing, Warehouse, Office
Melksham, United Kingdom	170	Manufacturing, Warehouse, Office
Hildebran, North Carolina	93	Manufacturing, Office

Leased Locations	Square Footage (in Thousands)	Use
Batavia, Ohio	618	Warehouse
Dongguan, China	429	Manufacturing, Office
Atlanta, Georgia	180	Manufacturing, Warehouse, Office
Bangalore, India	105	Manufacturing, Warehouse
Yaphank, New York	92	Warehouse, Office
Mexico City, Mexico	77	Warehouse
New York City, New York	67	Office, Retail
Hong Kong, China	54	Warehouse
Chicago, Illinois	45	Office, Retail
Brooklyn, New York	39	Warehouse, Retail
Stamford, Connecticut	35	Office, Retail

The properties above are primarily used in the Company's segments as indicated below:
Herman Miller, Inc. and Subsidiaries 16

Segment Primarily Supported	Owned	Leased	Total
North America Contract	6	2	8
International Contract	1	4	5
Retail	—	5	5
Corporate	1	—	1

As of May 29, 2021, the Company operated 45 retail studios (including 35 operating under the DWR brand, 4 under the HAY brand, 5 Herman Miller stores and a multi-brand Chicago store) that totaled approximately 414,000 square feet of selling space. The Company also maintains administrative and sales offices and showrooms in various other locations throughout North America, Europe, Asia/Pacific and Latin America. The Company considers its existing facilities to be in good condition and adequate for its design, production, distribution, and selling requirements.

Item 3 Legal Proceedings
The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s consolidated operations, cash flows and financial condition.

Information About Our Executive Officers
Certain information relating to executive officers of the Company as of May 29, 2021 is as follows:

Andrea R. Owen President and Chief Executive Officer Age 56, elected as an executive officer in 2018	Benjamin P.T. Groom Chief Digital Officer Age 37, elected as an executive officer in 2019

B. Ben Watson Chief Creative Officer Age 56, elected as an executive officer in 2010	Debbie Propst President, Retail Age 40, elected as an executive officer in 2020

Jacqueline H. Rice General Counsel Age 49, elected as an executive officer in 2019	Jeffrey L. Kurburski Chief Technology Officer Age 55, elected as an executive officer in 2018

Jeffrey M. Stutz Chief Financial Officer Age 50, elected as an executive officer in 2009	Jeremy Hocking President, International Contract Age 60, elected as an executive officer in 2017
17 2021 Annual Report

John Michael President, The Americas Age 59, elected as an executive officer in 2020	Kevin Veltman Vice President, Investor Relations & Treasurer Age 46, elected as an executive officer in 2015

Megan Lyon Chief Strategy Officer Age 41, elected as an executive officer in 2019	Tim Straker Chief Marketing Officer Age 55, elected as an executive officer in 2020

Richard Scott Chief Manufacturing and Operations Officer Age 53, elected as an executive officer in 2020

Except as discussed below, each of the named officers has served the Company in their current executive position for more than five years.
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
Mr. Kurburski joined Herman Miller in 1990 and serves as Chief Technology Officer. Prior to joining Herman Miller, Mr. Kurburski spent time in both the government and private IT sectors.
Mr. Hocking joined Herman Miller in 1984 and serves as President of Herman Miller International. Throughout his 37-year career at Herman Miller, Mr. Hocking has held many international leadership positions, including UK Sales Director, Vice President of Sales for Northern Europe, Vice President of International Marketing, Vice President Asia Pacific, Senior Vice President of Strategic Planning, and Executive Vice President of Strategic Planning & Business Development.
Mr. Michael joined Herman Miller, Inc. in 2017 and serves as President, The Americas. Prior to joining Herman Miller, Mr. Michael held leadership positions at Staples, Ivan Allen Workspace, and Steelcase.

Herman Miller, Inc. and Subsidiaries 18

Ms. Lyon joined Herman Miller, Inc. in 2019 and serves as Chief Strategy Officer. Prior to joining Herman Miller, Ms. Lyon spent eleven years with The Boston Consulting Group where she was a Partner and Managing Director leading the firm’s West Coast Consumer and Retail Practice.
Mr. Straker joined Herman Miller in 2012 and serves as Chief Marketing Officer. Prior to joining Herman Miller, Mr. Straker held a variety of design leadership and strategy roles for companies such as Apple, Lowe’s, Goodyear Tire & Rubber, McDonald’s, Nationwide Insurance, SFERRA, Netjets, and the Food Network.
Mr. Scott joined Herman Miller, Inc. in 2006 and serves as Chief Manufacturing and Operations Officer. Prior to joining Herman Miller, Mr. Scott spent his career in engineering and manufacturing with Jacobs Suchard Germany, Eurotunnel, and DS Smith Packaging.
There are no family relationships between or among the above-named executive officers. There are no arrangements or understandings between any of the above-named officers pursuant to which any of them was named an officer.

Item 4 Mine Safety Disclosures
Not applicable

19 2021 Annual Report

PART II
Item 5 Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Share Price, Earnings and Dividends Summary
Herman Miller, Inc.'s common stock is traded on the Nasdaq Global Select Market System (Symbol: MLHR). As of July 18, 2021, there were approximately 38,000 shareholders of record, including individual participants in security position listings, of the Company's common stock.

Dividends were declared for the last three quarters of fiscal 2021 as approved by the Board of Directors. On April 13, 2021 the company's Board of Directors approved a quarterly cash dividend of 18.75 cents ($0.1875) per share that was paid on July 15, 2021, to shareholders of record on May 29, 2021. While it is anticipated that the Company will continue to pay quarterly cash dividends, the amount and timing of such dividends is subject to the discretion of the Board depending on the Company's future results of operations, financial condition, capital requirements and other relevant factors.

Issuer Purchases of Equity Securities
The Company has one share repurchase plan authorized by the Board of Directors on January 16, 2019, which provides a share repurchase authorization of $250.0 million with no specified expiration date. The approximate dollar value of shares available for purchase under the plans at May 29, 2021 was $236.7 million.

The following is a summary of share repurchase activity during the Company's fourth fiscal quarter ended May 29, 2021:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share or Unit	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (1)
2/28/21-3/27/21	—	$—	—	$236,731,127
3/28/21-4/24/21	400	$43.56	400	$236,713,705
4/25/21-5/29/21	111	$44.95	111	$236,708,715
Total	511		511
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
Herman Miller, Inc. and Subsidiaries 20

Stockholder Return Performance Graph
Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company's common stock with that of the cumulative total return of the Standard & Poor's 500 Stock Index and the Nasdaq Composite Total Return for the five-year period ended May 29, 2021. The graph assumes an investment of $100 on May 28, 2016 in the Company's common stock, the Standard & Poor's 500 Stock Index and the Nasdaq Composite Total Return, with dividends reinvested.

$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2016
2017
2018
2019
2020
2021
Herman Miller, Inc.
S&P 500 Index
Nasdaq Composite Total Return

	2016	2017	2018	2019	2020	2021
Herman Miller, Inc.	$100	$105	$108	$119	$80	$167
S&P 500 Index	$100	$116	$130	$131	$145	$200
Nasdaq Composite Total Return	$100	$129	$157	$156	$201	$293

Information required by this item is also contained in Item 12 of this report.

21 2021 Annual Report

Item 6 Selected Financial Data

(In millions, except key ratios and per share data)	2021	2020	2019	2018	2017
Operating Results
Net sales	$2,465.1	$2,486.6	$2,567.2	$2,381.2	$2,278.2
Gross margin	949.2	910.7	929.9	873.0	864.2
Selling, general, and administrative (1)	646.5	669.7	649.5	621.0	592.9
Impairment charges	—	205.4	—	—	7.1
Design and research	72.1	74.0	76.9	73.1	73.1
Operating earnings (loss)	230.6	(38.4)	203.5	178.9	191.1
Earnings (loss) before income taxes and equity income	226.4	(13.4)	195.1	168.1	177.6
Net earnings (loss)	178.8	(14.4)	160.5	128.7	124.1
Net cash provided by operating activities	332.3	221.8	216.4	166.5	202.1
Net cash used in investing activities	(59.9)	(168.1)	(165.0)	(62.7)	(116.3)
Net cash (used in) provided by financing activities	(347.7)	244.0	(91.9)	2.5	(74.6)
Depreciation and amortization	87.2	79.5	72.1	66.9	58.9
Capital expenditures	59.8	69.0	85.8	70.6	87.3
Common stock repurchased plus cash dividends paid	35.4	63.0	93.5	88.9	63.1

Key Ratios
Sales (decline) growth	(0.9)%	(3.1)%	7.8%	4.5%	0.6%
Gross margin (2)	38.5	36.6	36.2	36.7	37.9
Selling, general, and administrative (1) (2)	26.2	26.9	25.3	26.1	26.0
Design and research (2)	2.9	3.0	3.0	3.1	3.2
Operating earnings (loss) (2)	9.4	(1.5)	7.9	7.5	8.4
Net earnings growth (decline)	1,341.7	(109.0)	24.7	3.7	(9.7)
After-tax return on net sales (3)	7.3	(0.6)	6.3	5.4	5.4
After-tax return on average assets (4)	8.7	(0.8)	10.5	9.2	9.8
After-tax return on average equity (5)	24.0	(2.1)	23.2	20.6	22.3

Share and Per Share Data
Earnings (loss) per share-diluted	$2.92	$(0.15)	$2.70	$2.12	$2.05
Cash dividends declared per share	0.56	0.63	0.79	0.72	0.68
Book value per share at year end (6)	14.39	10.94	12.23	11.22	9.84
Market price per share at year end	47.80	23.02	35.49	32.85	32.70
Weighted average shares outstanding-diluted	59.4	58.9	59.4	60.3	60.6

Financial Condition
Total assets	$2,061.9	$2,053.9	$1,569.3	$1,479.5	$1,306.3
Working capital (7)	390.7	403.8	215.2	231.6	106.2
Current ratio (8)	1.8	1.8	1.5	1.6	1.3
Interest-bearing debt and related swap agreements (9)	285.7	558.8	282.8	265.1	197.8
Stockholders' equity	849.6	643.0	719.2	664.8	587.7
Total capital (10)	1,135.3	1,201.8	1,002.0	929.9	785.5
(1) Selling, general, and administrative expenses include restructuring expenses in years that are applicable.
(2) Shown as a percent of net sales.
(3) Calculated as net earnings (loss) divided by net sales.
(4) Calculated as net earnings (loss) divided by average assets.
(5) Calculated as net earnings (loss) divided by average equity.
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

Herman Miller, Inc. and Subsidiaries 22

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the issues discussed in Management's Discussion and Analysis in conjunction with the Company's Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Refer also to the information provided under the heading "Forward-Looking Statements" in this Annual Report on Form 10-K.

Executive Overview
Herman Miller’s purpose statement is design for the good of humankind. At present, most customers come to the Company for furnishing interior environments in corporate offices, healthcare settings, higher education institutions and residential spaces. The Company's primary products include furniture systems, seating, storage, freestanding furniture, healthcare environment products, casegoods, textiles and related technologies and services.

More than 100 years of innovative business practices and a commitment to social responsibility have established Herman Miller as a recognized global company. The Company trades on the Nasdaq Global Select Market under the symbol MLHR.

Subsequent to the end of fiscal 2021, the Company finalized the acquisition of Knoll, Inc. (“Knoll”) in a cash and stock transaction valued at approximately $1.8 billion. This combination brings together two pioneering and iconic brands to create MillerKnoll, one of the largest and most influential modern design companies in the world. Together we will transform our industry and redefine modern design. With a broader portfolio, global footprint, and advanced digital capabilities, our combined company will be poised to innovate and design the future for all the places where life happens.

Herman Miller's products are sold internationally through controlled subsidiaries or branches in various countries including the United Kingdom, Denmark, Canada, Japan, Mexico, Australia, Singapore, China, Hong Kong, India and Brazil. The Company's products are offered elsewhere in the world primarily through independent dealerships or joint ventures with customers in over 100 countries.

The Company is globally positioned in terms of manufacturing operations. In the United States, manufacturing operations are located in Michigan, Georgia, Wisconsin and North Carolina. In Europe, the Company's manufacturing presence is located in the United Kingdom. Manufacturing operations globally also include facilities located in China, Brazil and India. The Company manufactures products using a system of lean manufacturing techniques collectively referred to as the Herman Miller Performance System (HMPS). For its contract furniture business, Herman Miller strives to maintain efficiencies and cost savings by minimizing the amount of inventory on hand. Accordingly, production is order-driven with direct materials and components purchased as needed to meet demand. The standard manufacturing lead time for the majority of our products is 10 to 20 days. These factors result in a high rate of inventory turns related to our manufactured inventories.

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

23 2021 Annual Report

The Company is comprised of various operating segments as defined by generally accepted accounting principles in the United States (U.S. GAAP). The operating segments are determined on the basis of how the Company internally reports and evaluates financial information used to make operating decisions. The Company has identified the following segments:

•North America Contract — Includes the operations associated with the design, manufacture, and sale of furniture and textile products for work-related settings, including office, education and healthcare environments, throughout the United States and Canada. The business associated with the Company's owned contract furniture dealers is also included in the North America Contract segment. In addition to the Herman Miller brand, this segment includes the operations associated with the design, manufacture and sale of high-craft furniture products and textiles, including Geiger wood products, Maharam textiles, Nemschoff, and naughtone.

•International Contract — Includes the operations associated with the design, manufacture and sale of furniture products, primarily for work-related settings in EMEA, Latin America, and Asia-Pacific.

•Retail — Includes the operations associated with the sale of modern design furnishings and accessories to third-party retail distributors, as well as direct to consumer sales through eCommerce, direct mailing catalogs and Herman Miller, DWR and HAY stores and studios.

The Company also reports a corporate category consisting primarily of unallocated corporate expenses related to general corporate functions, including, but not limited to, certain legal, executive, corporate finance, information technology, administrative and acquisition-related costs.

Core Strengths
The Company relies on the following core strengths in delivering solutions to customers:

•Portfolio of Leading Brands and Products - Herman Miller is a globally-recognized, design brand known for working with some of the most well-known and respected designers in the world. Over the years, it has evolved into Herman Miller Group, a family of brands that collectively offers a variety of products for environments where people live, learn, work, heal and play. Within the industries in which the Company operates, Herman Miller, DWR, Geiger, Maharam, POSH, Nemschoff, Colebrook Bosson Saunders ("CBS"), HAY, Maars Living Walls and naughtone are acknowledged as leading brands that inspire architects and designers to create their best design solutions. This portfolio has enabled Herman Miller to connect with new audiences, channels, geographies and product categories. Leveraging the collective brand equity of the Herman Miller Group across the lines of business is an important element of the Company's business strategy.

•Problem-Solving Design and Innovation - The Company is committed to developing research-based functionality and aesthetically innovative new products and has a history of doing so, in collaboration with a global network of leading independent designers. The Company believes its skills and experience in matching problem-solving design with the workplace needs of customers provide the Company with a competitive advantage in the marketplace. An important component of the Company's business strategy is to actively pursue a program of new product research, design and development. The Company accomplishes this through the use of an internal research and engineering staff that engages with third party design resources generally compensated on a royalty basis.

•Operational Excellence - The Company was among the first in the industry to embrace the concepts of lean manufacturing. HMPS provides the foundation for all the Company's manufacturing operations. The Company is committed to continuously improving both product quality and production and operational efficiency. The Company has extended this lean process work to its non-manufacturing processes as well as externally to its manufacturing supply chain and distribution channel. The Company believes these concepts hold significant promise for further gains in reliability, quality and efficiency.

Herman Miller, Inc. and Subsidiaries 24

•Omni-Channel Reach - The Company has built a multi-channel distribution capability that it considers unique. Through contract furniture dealers, direct customer sales, retail stores and studios, eCommerce, catalogs, and independent retailers, the Company serves contract and residential customers across a range of channels and geographies.

•Global Scale - In addition to its global omni-channel distribution capability, the Company has a global network of designers, suppliers, manufacturing operations and research and development centers that position the Company to serve contract and residential customers globally. The Company believes that leveraging this global scale will be an important enabler to executing its strategy.

Channels of Distribution
The Company's products and services are offered to most of its customers under standard trade credit terms between 30 and 45 days. For all the items below, revenue is recognized when control transfers to the customer. The Company's products and services are sold through the following distribution channels:

•Independent and Owned Contract Furniture Dealers - Most of the Company's product sales are made to a network of independently owned and operated contract furniture dealerships doing business in many countries around the world. These dealers purchase the Company's products and distribute them to end customers. Many of these dealers also offer furniture-related services, including product installation.

•Direct Contract Sales - The Company also sells products and services directly to end customers without an intermediary (e.g., sales to the US federal government). In most of these instances, the Company contracts separately with a dealer or third-party installation company to provide sales-related services.

•Retail Studios - At the end of fiscal 2021 the Retail business unit included 45 retail studios (including 35 operating under the DWR brand, 4 under the HAY brand, 5 Herman Miller stores and a multi-brand Chicago store). This business also operates 3 outlet studios. The retail and outlet studios are located in metropolitan areas throughout North America.

•eCommerce - The Company sells products through its online stores, in which products are available for sale via the Company's website, hermanmiller.com, global eCommerce platforms, as well as through the dwr.com and us.hay.com online stores. These sites complement our existing methods of distribution and extend the Company's brand to new customers.

•Direct-Mail Catalogs - The Company’s Retail business unit utilizes a direct-mail catalog program through its DWR subsidiary. A regular schedule of catalog mailings is maintained throughout the fiscal year and these serve as a key driver of sales across each of DWR’s channels, including retail studios and eCommerce websites.

•Wholesale - Certain of the Company's products are sold on a wholesale basis to third-party retailers located in various markets around the world.

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

25 2021 Annual Report

Areas of Strategic Focus
Despite a number of risks and challenges, the Company believes it is well positioned to successfully pursue its purpose of design for the good of humankind. As our business and industry continue to evolve, we are constantly focused on staying ahead of the curve. With the composition of the office floor plate moving toward a broader variety of furnishings, a greater desire for customization from our customers, new technologies, and trends towards urbanization and more seamless transactions in the retail world, we have centered our overall value creation strategy on four key priorities.

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

Build a Customer-centric, Digitally Enabled Business Model
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

Herman Miller, Inc. and Subsidiaries 26

Business Overview
The following is a summary of the significant events and items impacting the Company's operations for the year ended May 29, 2021:

•The Company entered into strategic agreements during the fiscal year, including agreements for (i) the acquisition of Knoll’s common stock for $11.00 per share in cash, without interest, and 0.32 shares of Herman Miller common stock for each outstanding share of Knoll common stock and (ii) the acquisition of all of the outstanding shares of Knoll's preferred stock for approximately $253 million in cash in the aggregate. This transaction was finalized subsequent to the end of the fiscal year.

•Net sales were $2,465.1 million, representing a decrease of 0.9% when compared to the prior year. The decrease in net sales was driven primarily by decreased sales volumes in the North America Contract segment, partially offset by increased demand with the Retail segment, the impact the acquisition of HAY and naughtone; and incremental list price increases, net of contract price discounting. On an organic basis, net sales were $2,345.3 million(*), representing a decrease of 5.7% when compared to the prior year.

•Gross margin was 38.5% as compared to 36.6% in the prior year. The increase in gross margin was driven primarily by favorable channel and product mix combined with incremental list price increases, partially offset by lower overhead leverage due to decreased volumes as well as an increase in commodity market prices.

•Operating expenses decreased by $230.5 million or 24.3% as compared to the prior year. Operating expenses in the prior year included non-cash impairment charges of $205 million. In the current year, operating expenses included acquisition and integration charges of $11.0 million, and restructuring costs of $2.7 million. Restructuring costs related mainly to severance and outplacement benefits associated with workforce reductions and profit improvement initiatives implemented during the previous year.

•The effective tax rate was 21.2% for fiscal 2021 compared to negative 44.9% for the prior year. Excluding the impact of adjustments related to restructuring and other special charges recorded, a portion of which were not deductible for tax purposes, the effective tax rate for the prior year was 19.9%(*). This rate reflected both provision to return adjustments and the accrual of withholding taxes related to planned repatriation of cash from certain foreign jurisdictions.

•Diluted earnings per share for the full year totaled $2.92 compared to a loss per share of $0.15 last year. On an adjusted basis, diluted earnings per share totaled $3.05(*) in fiscal 2021 compared to $2.61(*) in fiscal 2020, behind the strength of improved gross margins and well-managed operating expenses.

•The Company declared cash dividends of $0.56 per share compared to $0.63 per share in the prior year.

The following summary includes the Company's view on the economic environment in which it operates:

•The Company's Retail segment supports a range of furniture categories aimed at the home environment. Several of these categories, including Home Office, Upholstery, Outdoor, Storage, and Accessories, saw a ramp-up in demand during the first three quarters of fiscal 2021 and this continued into the fourth quarter of fiscal 2021.

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

27 2021 Annual Report

•The Company is monitoring the resolution of various trade policy negotiations between the U.S. and key trading partners as well as the post-Brexit impact on the U.K. and European Union. These negotiations create uncertainty in key markets, which, if unresolved in the near term, could negatively impact customer demand.

•The Company continues to navigate the impact of global tariffs. The Company believes, based upon existing circumstances, that pricing, strategic sourcing actions and profit optimization initiatives have fully offset the current level of tariffs imposed on imports from China.

•The Company's financial performance is sensitive to changes in certain input costs, including steel and steel component parts. The market price of steel in the fourth quarter of fiscal 2021 was higher than the same period of the prior year and negatively impacted consolidated results on a year-over-year basis. The price of steel unfavorably impacted consolidated gross margin in the fourth quarter of fiscal 2021. However, ongoing cost reduction initiatives and a planned price increase in the first quarter of fiscal 2022 will help offset these pressures over time.

The remaining sections of Item 7 include additional analysis of the fiscal year ended May 29, 2021, including discussion of significant variances compared to the prior year period. A detailed review of our fiscal 2020 performance compared to our fiscal 2019 performance is set forth in Part II, Item 7 of our Form 10-K for the fiscal year ended May 30, 2020.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

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

Herman Miller, Inc. and Subsidiaries 28

Customer Focus
The digital investments we’ve made allowed us to pivot quickly and capitalize on a new set of opportunities when our customers’ purchasing behaviors changed. These investments include reimagined Design Within Reach and Herman Miller websites, a Work from Home landing page on Herman Miller’s website, a Work from Home online assessment tool, and new digital platforms that are creating greater efficiencies for contract and dealer audiences. The latest in a series of innovative solutions designed to accelerate growth in the Contract business is Herman Miller Professional – a digital ecosystem designed to meet customer demand for a simple and efficient design and product specification solution. Herman Miller Professional will deliver seamless online experiences to small- and medium sized businesses, a segment that has historically been underserved by the traditional contract furniture model, while also helping our dealers capture new clients and revenue. Businesses will be able to design their spaces with product from the Herman Miller family of brands, leverage an online quoting and purchasing process to complete their order, and select from several delivery options, including white glove service where appropriate. Our first Herman Miller retail seating concept stores are open in Los Angeles, New York Hudson Yards, Tokyo, Austin, Chicago Fulton Market, Century City Los Angeles and Greenwich, CT. In the early days, these stores have exceeded our initial revenue and operating profit expectations as we seek to educate customers about the health benefits of ergonomic seating. We remain uniquely positioned to serve our customers through multiple channels with the most comprehensive portfolio of products in the industry.

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

Manufacturing and Retail Operations
Manufacturing facilities continue to operate at near-normal capacity with enhanced safety precautions. All retail studios and stores are open in some capacity; with some open to the public and some open in limited capacity. All facilities operate within the context of and are subject to local guidance from government and health authorities and we will continue to adjust to ensure we are acting in accordance with these guidelines.

Cost Reductions
In fiscal 2020, the Company implemented a range of actions aimed at temporarily reducing costs and preserving liquidity. In fiscal 2021, the Company, together with its Board of Directors, made the decision to move forward with several restorative actions. This included eliminating the 10% reduction in compensation, the introduction of a modified bonus program and re-establishing a quarterly cash dividend program. In addition, the Company has reinstated the previously suspended employer-paid retirement plan contributions in the fourth quarter of fiscal 2021, and has also elected to make a catch-up contribution for the employer-paid retirement plan contributions that were suspended for a majority of fiscal 2021. Despite these various reinstatements, the Company continues to tightly control operating expenses in the face of lingering economic uncertainty.

Reconciliation of Non-GAAP Financial Measures
This report contains references to Organic net sales, Adjusted earnings per share - diluted, and adjusted effective tax rate which are non-GAAP financial measures. Organic Growth (Decline) represents the change in reported Net sales, excluding currency translation effects and the impact of acquisitions. Adjusted Earnings per Share represents reported diluted earnings per share excluding the impact from adjustments related to purchase accounting adjustments related to the HAY and naughtone investments, impairment charges, restructuring expenses and other special charges or gains, including related taxes. Restructuring expenses include actions involving facilities consolidation and optimization, targeted workforce reductions, and costs associated with an early retirement program. Special charges include certain costs arising as a direct result of COVID-19, and retroactive payments related to reinstated employee benefits. Retroactive payments related to reinstated employee benefits were an adjustment to Earnings per Share in fourth quarter, but not for the full year. Adjusted effective tax rate reflects both provision to return adjustments and the accrual of withholding taxes related to planned repatriation of cash from certain foreign jurisdictions.
Herman Miller, Inc. and Subsidiaries 29

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

The following table reconciles Net sales to Organic net sales for the years ended as indicated below (in millions):

	May 29, 2021				May 30, 2020
	North America	International	Retail	Total	North America	International	Retail	Total
Net Sales, as reported	$1,194.0	$669.0	$602.1	$2,465.1	$1,598.2	$502.8	$385.6	$2,486.6
% change from PY	(25.3)%	33.1%	56.1%	(0.9)%

Proforma Adjustments
Acquisitions	(10.6)	(87.3)	—	(97.9)	—	—	—	—
Currency Translation Effects (1)	(1.8)	(19.6)	(0.5)	(21.9)	—	—	—	—
Organic net sales	$1,181.6	$562.1	$601.6	$2,345.3	$1,598.2	$502.8	$385.6	$2,486.6
% change from PY	(26.1)%	11.8%	56.0%	(5.7)%
(1) Currency translation effects represent the estimated net impact of translating current period sales using the average exchange rates applicable to the comparable prior year period

The following table reconciles EPS to Adjusted EPS for the years ended as of indicated below:

	May 29, 2021	May 30, 2020
Earning (Loss) per Share - Diluted	$2.92	$(0.15)

Less: Gain on consolidation of equity method investments	—	(0.63)
Less: Gain on legal settlement, after tax	(0.06)	—
Add: Special charges, after tax	0.02	0.15
Add: Impairment charges, after tax	—	2.90
Add: Acquisition and integration charges, after tax	0.15	—
Add: Restructuring expenses, after tax	0.02	0.34
Adjusted Earnings per Share - Diluted	$3.05	$2.61

Weighted Average Shares Outstanding (used for Calculating Adjusted Earnings per Share) – Diluted	59,389,598	58,920,653
Note: The adjustments above are net of tax. For the twelve months ended May 29, 2021 and May 30, 2020, the tax impact of the adjustments were $0.01 and $0.62, respectively.

Herman Miller, Inc. and Subsidiaries 30

Financial Results
The following is a comparison of our annual results of operations and year-over-year percentage changes for the periods indicated:

(Dollars in millions)	Fiscal 2021	Fiscal 2020	% Change
Net sales	$2,465.1	$2,486.6	(0.9)%
Cost of sales	1,515.9	1,575.9	(3.8)%
Gross margin	949.2	910.7	4.2%
Operating expenses	718.6	949.1	(24.3)%
Operating earnings (loss)	230.6	(38.4)	n/a
Gain on consolidation of equity method investments	—	36.2	n/a
Other expenses, net	4.2	11.2	(62.5)%
Earnings (loss) before income taxes and equity income	226.4	(13.4)	n/a
Income tax expense	47.9	6.0	n/a
Equity income from nonconsolidated affiliates, net of tax	0.3	5.0	(94.0)%
Net earnings (loss)	178.8	(14.4)	n/a
Net earnings (loss) attributable to redeemable noncontrolling interests	5.7	(5.3)	n/a
Net earnings (loss) attributable to Herman Miller, Inc.	$173.1	$(9.1)	n/a

The following table presents, for the periods indicated, the components of the Company's Consolidated Statements of Comprehensive Income as a percentage of net sales:

	Fiscal 2021	Fiscal 2020
Net sales	100.0%	100.0%
Cost of sales	61.5	63.4
Gross margin	38.5	36.6
Operating expenses	29.2	38.2
Operating (loss) earnings	9.4	(1.5)
Gain on consolidation of equity method investments	—	1.5
Other expenses, net	0.2	0.5
Earnings (loss) before income taxes and equity income	9.2	(0.5)
Income tax expense	1.9	0.2
Equity income from nonconsolidated affiliates, net of tax	—	0.2
Net earnings (loss)	7.3	(0.6)
Net earnings (loss) attributable to redeemable noncontrolling interests	0.2	(0.2)
Net earnings (loss) attributable to Herman Miller, Inc.	7.0	(0.4)

31 2021 Annual Report

Net Sales
The following chart presents graphically the primary drivers of the year-over-year change in Net sales. The amounts presented in the bar graph are expressed in millions and have been rounded.

$2,487
$201
$98
$65
$22
$17
$(425)
$2,465
FY20
Retail Volume
Acquisitions
International Volume
Foreign Currency
Net Price Increases
North America Volume
FY21

Net sales decreased $21.5 million or 0.9% compared to the prior year fiscal period. The following items primarily contributed to the change:

•Increased sales volumes within the Retail segment of approximately $201 million and the International segment of approximately $65 million.
•Increase of approximately $98 million due to the acquisitions of HAY and naughtone.
•Incremental list price increases, net of contract price discounting, of approximately $17 million.
•Foreign currency translation had a favorable impact on net sales of approximately $22 million.
•Decreased sales volumes within the North America segment of approximately $425 million, primarily due to the impact of the COVID-19 pandemic.

Gross Margin
Gross margin was 38.5% for fiscal 2021 as compared to 36.6% for fiscal 2020. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:

•A favorable shift in channel mix increased gross margin by approximately 80 basis points.
•Product mix, material performance and ongoing profitability improvement efforts increased gross margin by approximately 140 basis points.
•Incremental list price increases, net of contract price discounting, increased gross margin by approximately 40 basis points.
•Lower overhead leverage decreased gross margin by approximately 70 basis points.

Herman Miller, Inc. and Subsidiaries 32

Operating Expenses
The following chart presents graphically the primary drivers of the year-over-year change in Operating expenses. The amounts presented in the bar graph are expressed in millions and have been rounded.

Change in Operating Expenses
Fiscal 2021 Compared to Fiscal 2020
$949
$23
$11
$4
$(205)
$(24)
$(16)
$(14)
$(9)
$719
FY20
Acquisitions
Acquisition Charges
IT Costs
Impairment Charges
Restructuring
Marketing
T&E
Warranty
FY21

Operating expenses decreased by $230.5 million or 24.3% compared to the prior year fiscal period. The following factors contributed to the change:

•The acquisition of HAY and naughtone increased Operating expenses by approximately $23 million and charges related to the Knoll acquisition increased current year Operating expenses by approximately $11 million.
•IT costs increased approximately $4 million driven primarily by increased investments within the Company's digital and eCommerce platforms.
•Non-cash charges of $205 million in the prior year for the impairment of goodwill, intangible assets and right of use assets related to Design Within Reach, Maharam, HAY and naughtone.
•Restructuring expenses decreased by approximately $24 million, primarily related to voluntary and involuntary reductions in the Company's North American and International workforces that were substantially completed in the prior year.
•Lower marketing and selling expenses of approximately $16 million primarily within the North America Contract segment due to lower sales volume.
•Travel costs were approximately $14 million lower due to decreased travel as a result of COVID-19.
•Lower warranty expense of approximately $9 million. Decreased warranty costs were due to lower sales volumes and claims experience within the North America Contract segment.

Other Income/Expense
Net other expenses for fiscal 2021 was $4.2 million compared to $11.2 million in fiscal 2020. The change was primarily the result of favorable legal settlements of approximately $4.3 million in fiscal 2021.

Income Taxes
See Note 11 of the Consolidated Financial Statements for additional information.

33 2021 Annual Report

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

Net Sales by Reportable Operating Segment Fiscal Year Ended May 29, 2021 (in Millions)

$1,194
$669
$602
North America
International
Retail

Net Sales by Reportable Operating Segment
Fiscal Year Ended May 30, 2020 (in Millions)
$1,598
$503
$386
North America
International
Retail

Herman Miller, Inc. and Subsidiaries 34

North America Contract ("North America")

(Dollars in millions)	Fiscal 2021	Fiscal 2020	Change
Net sales	$1,194.0	$1,598.2	$(404.2)
Gross margin	413.4	580.6	(167.2)
Gross margin %	34.6%	36.3%	(1.7)%
Operating earnings	74.1	130.9	(56.8)
Operating earnings %	6.2%	8.2%	(2.0)%

Net sales decreased 25.3%, or 26.1%(*) on an organic basis, over the prior year due to:

•Decreased sales volumes within the North America segment of approximately $424.5 million, primarily due to the outbreak of COVID-19; offset by
•Incremental list price increases, net of discounting, of approximately $7.9 million
•Approximately $10.6 million due to the acquisition of naughtone; and
•The impact of foreign currency translation which increased sales by approximately $1.8 million.

Operating earnings decreased $56.8 million, or 43.4%, over the prior year due to:

•Decreased gross margin of $167.2 million due to decreased sales volumes as well as a decrease in gross margin percentage of 170 basis points. The decrease in gross margin percentage was due primarily to lower overhead and labor leverage offset in part by lower overhead spend; offset by
•Decrease in operating expenses of $110.4 million. This reduction was driven by lower marketing and selling expenses of approximately $15 million, lower travel costs of approximately $8 million, lower warranty costs of approximately $9 million and lower restructuring expenses of $14.9 million.

International Contract ("International")

(Dollars in millions)	Fiscal 2021	Fiscal 2020	Change
Net sales	$669.0	$502.8	$166.2
Gross margin	238.9	168.5	70.4
Gross margin %	35.7%	33.5%	2.2%
Operating earnings	93.0	18.2	74.8
Operating earnings %	13.9%	3.6%	10.3%

Net sales increased 33.1%, or 11.8%(*) on an organic basis, over the prior year due to:

•Approximately $87 million due to the acquisition of HAY and naughtone
•Increased sales volumes within the International segment of approximately $64.9 million, primarily driven by growth within the Asia-Pacific and EMEA regions. These regions benefited from a relatively early recovery to the COVID pandemic and associated return to the office.
•The impact of foreign currency translation which increased sales by approximately $19.6 million; offset by
•Incremental discounting, net of list price increases, of approximately $5.6 million.

Operating earnings increased $74.8 million, or 411.0%, compared to the prior year due to:

•Increased gross margin of $70.4 million due to the increase in sales explained above, and increased gross margin percentage of 220 basis points due primarily to favorable changes in channel and product mix.; and
•Decreased operating expenses of $4.4 million driven primarily by the prior year non-cash charge of $23.2 million for the impairment of intangible assets related to HAY and naughtone. This was offset in part by increased operating expenses related to the acquisition of Hay and naughtone.

35 2021 Annual Report

Retail

(Dollars in millions)	Fiscal 2021	Fiscal 2020	Change
Net sales	$602.1	$385.6	$216.5
Gross margin	296.9	161.6	135.3
Gross margin %	49.3%	41.9%	7.4%
Operating earnings	117.2	(148.3)	265.5
Operating earnings %	19.5%	(38.5)%	58.0%

Net sales increased 56.1% as reported and 56.0% on an organic(*) basis, over the prior year due to:

•Increased sales volumes of approximately $201.0 million which were driven by increased demand across multiple product categories, with the largest increase relating to workplace furnishings; and
•Incremental price increases, net of discounting, of approximately $15.0 million.

Operating earnings increased $265.5 million over the prior year due to:

•Increased gross margin of $135.3 million due to the increase in sales explained above, as well as an increased gross margin percentage of 740 basis points due primarily to changes in channel and product mix and the impact of incremental price increases; and
•Decreased operating expenses of $130.2 million were driven primarily by non-cash charges recorded in the prior year of 139.0 million related to the impairment of goodwill, intangible assets and right of use assets held by DWR. This was offset in part by increased investment in digital and eCommerce capabilities, the initial rollout of Herman Miller-branded seating stores, and increased variable selling expenses and incentives.

Corporate
Corporate unallocated expenses totaled $53.7 million for fiscal 2021, an increase of $14.5 million from fiscal 2020. The increase was driven primarily by $11.0 million of acquisition and integration costs associated with the Knoll acquisition that was finalized subsequent to the close of fiscal 2021.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

Liquidity and Capital Resources
The table below summarizes the net change in cash and cash equivalents for the fiscal years indicated.

	Fiscal Year Ended
(In millions)	2021	2020
Cash provided by (used in):
Operating activities	$332.3	$221.8
Investing activities	$(59.9)	$(168.1)
Financing activities	$(347.7)	$244.0
Effect of exchange rate changes	$17.7	$(2.9)
Net change in cash and cash equivalents	$(57.6)	$294.8

Cash Flow — Operating Activities
Cash provided by operating activities in fiscal 2021 was $332.3 million compared to $221.8 million in the prior year. The increase in cash generated from operations in the current year, compared to the prior year, was primarily due to:

•Prior year net earnings included a non-taxable non-cash gain on consolidation of an equity method investment of $36.2 million as well as a non-cash impact of $205.4 of impairment charges; and
•Restructuring expenses of $2.7 million compared to $26.4 million in the prior year; and
•An increase in current assets primarily driven by an increase in accounts receivable of $14.8 million in the current year compared to a decrease of $68.6 million in the prior year. The increase in accounts receivable is primarily due to timing and increase in sales at the end of fiscal 2021 compared to fiscal 2020; and
Herman Miller, Inc. and Subsidiaries 36

•An increase in current liabilities driven by the following:
◦Increase in accounts payable of $43.2 million in the current year compared to a decrease of $59.5 million in the prior year which was a result of timing and greater production in fiscal 2021 compared to fiscal 2020 due to manufacturing shut downs in the prior year; and
◦Increase in accrued liabilities of $15.1 million in the current year compared to a decrease of $32.0 million in the prior year driven by increases in compensation in the current year offset by a decrease in accrued vacation.

Cash Flow — Investing Activities
Cash used in investing activities in fiscal 2021 totaled $59.9 million compared to $168.1 million in the prior year. The decrease in cash outflow in the current year, compared to the prior year, was primarily a result of the following:

•Prior year cash outflows of $111.2 million for the additional investments in naughtone and HAY; and
•A decrease in capital expenditures of $9.2 million due to reduced spending as a result of COVID-19; and
•Proceeds from the sale of the Company's manufacturing facility in China and the office facility in the United Kingdom in the current year of $14.0 million.

At the end of the fiscal 2021, there were outstanding commitments for capital purchases of $46.5 million. The Company plans to fund these commitments with cash on hand and/or cash generated from operations. The Company expects capital spending in fiscal 2022 to be between $140 million and $150 million, which will be primarily related to investments in the Company's facilities and equipment along with the inclusion of Knoll in fiscal year 2022.

Cash Flow — Financing Activities
Cash used in financing activities was $347.7 million in fiscal 2021 as compared to cash provided by financing activities of $244.0 million in fiscal 2020. The items below represent the major factors driving the year-over-year increase in cash flow used in financing activities:

•During the first quarter of fiscal 2021 the Company paid down the $265.0 million draw on its syndicated revolving line of credit that was taken in the fourth quarter of fiscal 2020. Additionally, in the fourth quarter of fiscal 2021, the Company repaid $50.0 million of private placement notes that were due March 1, 2021; and
•Lower employer-benefit related stock issuances in the current year. The Company issued $5.0 million in common stock related to these programs during the current fiscal year compared to $15.6 million in fiscal 2020; offset in part by
•Common stock repurchased of $0.9 million in the current year compared to $26.6 million in the prior year; and
•The prior year purchase of the remaining Herman Miller Consumer Holdings, Inc. redeemable noncontrolling interests for $20.3 million.

Sources of Liquidity
In addition to steps taken to protect its workforce and manage business operations, the Company has taken actions to safeguard its capital position in the current environment. The Company is closely managing spending levels, capital investments, and working capital, and has temporarily suspended open market share repurchase activity as part of managing cash flows.

At the end of fiscal 2021, the Company had a well-positioned balance sheet and liquidity profile. In addition to cash flows from operating activities, the Company has access to liquidity through credit facilities, cash and cash equivalents and short-term investments. These sources have been summarized below. For additional information, refer to Note 6 to the Consolidated Financial Statements.

(In millions)	May 29, 2021	May 30, 2020
Cash and cash equivalents	$396.4	$454.0
Marketable securities	$7.7	$7.0
Availability under revolving lines of credit	$265.2	$0.6
37 2021 Annual Report

Of the cash and cash equivalents noted above at the end of fiscal 2021, the Company had $213.7 million of cash and cash equivalents held outside the United States. In addition, the Company had marketable securities of $7.7 million held by one of its international wholly-owned subsidiaries.

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

As of May 29, 2021, the total debt outstanding related to borrowings under the syndicated revolving line of credit was $225.0 million with available borrowings against this facility of $265.2 million.

The subsidiary holding the Company's marketable securities is taxed as a United States taxpayer at the Company's election. Consequently, for tax purposes, all United States tax impacts for this subsidiary have been recorded. The Company intends to repatriate $107.0 million in cash held in certain foreign jurisdictions and as such has recorded a deferred tax liability related to foreign withholding taxes on these future dividends received in the U.S. from foreign subsidiaries of $0.7 million. The Company intends to remain indefinitely reinvested in the remaining undistributed earnings outside the U.S.

The Company believes that its financial resources are adequate to provide for its operations for at least the next 12 months and will allow it to manage the impact of COVID-19 on the Company's business operations for the foreseeable future. The Company will continue to evaluate its financial position in light of future developments, particularly those relating to COVID-19 and the Knoll acquisition.

Contingencies
The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's Consolidated Financial Statements. Refer to Note 13 of the Consolidated Financial Statements for more information relating to contingencies.

Basis of Presentation
The Company's fiscal year ends on the Saturday closest to May 31. The fiscal years ended May 29, 2021, May 30, 2020 and June 1, 2019 contained 52 weeks.

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

	Payments due by fiscal year
(In millions)	Total	2022	2023-2024	2025-2026	Thereafter
Short-term borrowings and long-term debt (1)	$277.1	$2.2	$—	$225.0	$49.9
Estimated interest on debt obligations (1)	66.0	9.1	18.2	18.2	20.5
Operating leases	260.8	42.3	81.5	64.9	72.1
Purchase obligations (2)	70.8	62.9	7.9	—	—
Pension and other post employment benefit plans funding (3)	27.6	2.5	5.1	5.4	14.6
Stockholder dividends (4)	11.1	11.1	—	—	—
Other (5)	15.1	5.2	4.1	1.4	4.4
Total	$728.5	$135.3	$116.8	$314.9	$161.5
Herman Miller, Inc. and Subsidiaries 38

(1) Includes the current portion of long-term debt. Contractual cash payments on long-term debt obligations are disclosed herein based on the amounts borrowed as of May 29, 2021 and the maturity date of the underlying debt. Estimated future interest payments on our outstanding interest-bearing debt obligations are based on interest rates as of May 29, 2021. Actual cash outflows may differ significantly due to changes in borrowings or interest rates.
(2) Purchase obligations consist of non-cancelable purchase orders and commitments for goods, services, and capital assets.
(3) Pension plan funding commitments are known for a 12-month period for those plans that are funded; unfunded pension and post-retirement plan funding amounts are equal to the estimated benefit payments. As of May 29, 2021, the total projected benefit obligation for our domestic and international employee pension benefit plans was $141.9 million.
(4) Represents the dividend payable as of May 29, 2021. Future dividend payments are not considered contractual obligations until declared.
(5) Other contractual obligations primarily represent long-term commitments related to deferred and supplemental employee compensation benefits, and other post-employment benefits.

Other Future Obligations
The Company entered into strategic agreements during the fiscal year, including agreements for (i) the acquisition of Knoll’s common stock for $11.00 per share in cash, without interest, and 0.32 shares of Herman Miller common stock for each outstanding share of Knoll common stock and (ii) the acquisition of all of the outstanding shares of Knoll's preferred stock for approximately $253 million in cash in the aggregate. This transaction was finalized subsequent to the end of the fiscal year. The transaction was funded with a combination of new debt, as discussed in Note 19 of the Consolidated Financial Statements, and cash on our balance sheet.

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

Critical Accounting Policies and Estimates
Our goal is to report financial results clearly and understandably. We follow accounting principles generally accepted in the United States in preparing our Consolidated Financial Statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. These policies and disclosures are reviewed at least annually with the Audit Committee of the Board of Directors. The following is a summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements.

Business Combinations
We allocate the fair value of purchase consideration to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is allocated to goodwill. The allocation of the purchase consideration requires management to make significant estimates and assumptions, especially with respect to intangible assets. These estimates are reviewed with our advisors and can include, but are not limited to, future expected cash flows related to acquired customer relationships, trademarks and know-how/designs and require estimation of discount rates and royalty rates. As such, our estimates of fair value are based upon reasonable assumptions but which are inherently uncertain and unpredictable, and as a result, actual results may differ from these estimates. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. During 2020, management considered the acquisition of HAY a material acquisition. There were no other material acquisitions during fiscal 2020 or 2021; however, the acquisition of Knoll, which closed subsequent to year end is a material acquisition. See Note 3 to the Consolidated Financial Statements for more information.

Goodwill and Indefinite-lived Intangibles
We perform our annual impairment assessment for goodwill and other indefinite-lived intangible assets each year as of March 31 or more frequently if events or changes in circumstances indicate an impairment maybe possible. We may
39 2021 Annual Report

consider qualitative factors to assess if it is more likely than not that the fair value for goodwill or indefinite-lived intangible assets is below the carrying amount. We may also elect to bypass the qualitative assessment and perform a quantitative assessment.

To complete the impairment assessment the Company makes estimates about fair value by using a weighting of the income and the market approach. The income approach is based on projected discounted cash flows using a market participant discount rate. The market approach is based on financial multiples of companies comparable to each reporting unit and applies a control premium. We corroborate the fair value through a market capitalization reconciliation to determine if the implied control premium is reasonable based on the qualitative considerations, such as recent market transactions.

The Company believes its assumptions for assessing the impairment of its long-lived assets, goodwill and indefinite-lived trade names are reasonable, but future changes in the underlying assumptions could occur due to the inherent uncertainty in making such estimates.

Further declines in the Company’s operating results due to challenging economic conditions, an unfavorable industry or macroeconomic development or other adverse changes in market conditions could change one of the key assumptions the Company uses to calculate the fair value of its long-lived assets, goodwill and indefinite-lived trade names, which could result in a further decline in fair value and require the Company to record an impairment charge in future periods.

Goodwill
Certain business acquisitions have resulted in the recording of goodwill. At May 29, 2021 and May 30, 2020, we had goodwill of $364.2 million and $346.0 million, respectively.

We perform our annual impairment assessment for goodwill and other indefinite-lived intangible assets as of March 31 or more frequently if events or changes in circumstances indicate that the asset might be impaired. We may consider qualitative factors to assess if it is more likely than not that the fair value for goodwill is below the carrying amount, however, we may also elect to bypass the qualitative assessment and perform a quantitative assessment. Each of the reporting units were reviewed for impairment using a quantitative assessment. In performing the quantitative impairment test for fiscal year 2021, the Company determined that the fair value of its reporting units exceeded the carrying amount and, as such, these reporting units were not impaired. In fiscal 2020, the Company recorded $125.5 million in goodwill impairment charges related to both the Retail and Maharam reportable segments.

The Company adopted and applied ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" using the prospective method in fiscal 2020. Refer to Note 1 of the Consolidated Financial Statements for further information regarding the adoption of ASU No. 2017-04.

To estimate the fair value of each reporting unit when performing quantitative testing, the Company utilizes a weighting of the income approach and the market method. These approaches are based on a discounted cash flow analysis and observable comparable company information that use several inputs, including:

•actual and forecasted revenue growth rates and operating margins,
•discount rates based on the reporting unit's weighted average cost of capital, and
•revenue and EBITDA of comparable companies

The Company corroborates the reasonableness of the inputs and outcomes of our discounted cash flow analysis through a market capitalization reconciliation to determine whether the implied control premium is reasonable.

Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit. For example, a 1.0% decrease in estimated annual future cash flows would decrease the estimated fair value of the reporting unit by approximately 1.0%. The estimated long-term growth rate can have a significant impact on the estimated future cash flows, and therefore, the fair value of each reporting unit. Of the other key assumptions that impact the estimated fair values, most reporting units have the greatest sensitivity to changes in the estimated discount rate. In completing the annual goodwill impairment test, the respective fair values were estimated using discount rates ranging from 12.0% to 14.0% and long-term growth rates ranging from 2.5% to 3.0%.

Herman Miller, Inc. and Subsidiaries 40

Indefinite-lived Intangible Assets
Certain business acquisitions have resulted in the recording of trade names as indefinite-lived intangible assets, which are not amortized. At May 29, 2021 and May 30, 2020, we had trade name assets with a carrying value of $97.6 million and $92.8 million, respectively.

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

In fiscal 2021, the Company performed quantitative assessments in testing indefinite-lived intangible assets for impairment. In performing this assessment, we estimate the fair value of these intangible assets using the relief-from-royalty method which requires assumptions related to:
•actual and forecasted revenue growth rates,
•assumed royalty rates that could be payable if we did not own the trademark, and
•a market participant discount rate based on a weighted-average cost of capital.

The assumptions above reflect management’s best estimate; however, actual results could differ from our estimates. If the estimated fair value of the indefinite-lived intangible asset is less than its carrying value, we would recognize an impairment charge.

In the table below, the Company has summarized the carrying values and fair values of each of the Company’s indefinite-lived trade names:

(In millions)
Trade name	Segment	Carrying Value	Fair Value
Maharam	North America Contract	$16.5	$20.2
DWR	Retail	31.5	92.8
HAY	International Contract	43.1	43.8
naughtone	International Contract	6.5	10.9
Total		$97.6	$167.7

In completing our annual indefinite-lived trade name impairment test, the respective fair values were estimated using discount rates ranging from 12.0% to 14.0%, royalty rates ranging from 2.00% to 3.00% and long-term growth rates ranging from 2.5% to 3.0%. The Company’s estimates of the fair value of its HAY indefinite-lived intangible asset is sensitive to changes in the key assumptions above as well as projected financial performance. Therefore, a sensitivity analysis was performed on certain key assumptions.

Keeping all other assumptions constant, a 10% decrease in forecasted revenue growth rates at May 29, 2021 would have the following effects on the fair value of the HAY trade name:

(In millions)
Trade name	Segment	10% Decrease
HAY	International Contract	$(4.3)

Keeping all other assumptions constant, a 100 basis point change in the discount rate at May 29,2021 would have the following effects on the fair value of the HAY trade name:

(In millions)
Trade name	Segment	100 bps Increase	100 bps Decrease
HAY	International Contract	$(3.9)	$4.8

Keeping all other assumptions constant, a 50 basis point change in the royalty rate at May 29, 2021 would have the following effects on the fair value of the HAY trade name:
41 2021 Annual Report

(In millions)
Trade name	Segment	50 bps Increase	50 bps Decrease
HAY	International Contract	$8.8	$(8.7)

Keeping all other assumptions constant, a 50 basis point change in the long-term growth rate at May 29, 2021 would have the following effects on the fair value of the HAY trade name:

(In millions)
Trade name	Segment	50 bps Increase	50 bps Decrease
HAY	International Contract	$1.7	$(1.5)

If the estimated cash flows related to the Company's indefinite-lived intangibles were to decline in future periods, the Company may need to record an impairment charge.

Long-lived Assets
The Company evaluates other long-lived assets and acquired business units for indicators of impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. If such indicators are present, the future undiscounted cash flows attributable to the asset group are compared to the carrying value of the asset or asset group. The judgments regarding the existence of impairment are based on market conditions, operational performance, and estimated future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded to adjust the asset to its estimated fair value.

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

Forward Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates, and projections about the office furniture industry, the economy, and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” "likely,” “plans,” “projects,” "could," and “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. These risks include, without limitation:

•the success of our growth strategy, our success in initiatives aimed at achieving long-term profit optimization goals;
•statements regarding the acquisition of Knoll, including the anticipated benefits of the acquisition, the anticipated impact of the acquisition on the combined company’s business and future financial and operating results, and the expected amount and timing of synergies that might be realized from the acquisition;
•the effect of the acquisition of Knoll on our ability of Herman Miller to retain and hire key personnel and maintain relationships with customers, suppliers and others with whom we do business, or on our operating results and business generally;
•risks that the acquisition of Knoll disrupts current plans and operations and the potential difficulties in employee retention as a result of the transaction;
•the outcome of any legal proceedings related to the acquisition of Knoll;
•our ability to successfully integrate Knoll’s operations;
Herman Miller, Inc. and Subsidiaries 42

•our ability to implement our plans, forecasts and other expectations with respect to our business after the acquisition of Knoll and realize expected synergies;
•business disruptions following the acquisition of Knoll;
•the ability to realize the anticipated benefits of the acquisition of Knoll, including the possibility that the expected benefits from the transaction will not be realized within the expected time period;
•the amount of the costs, fees, expenses and charges related to the merger agreement, the preferred stock purchase agreement, and the transactions contemplated by each agreement;
•unknown liabilities;
•the impact of foreign currency exchange rate and interest rate fluctuations on Herman Miller’s or Knoll’s results;
•employment and general economic conditions;
•the pace of economic recovery in the U.S. and in our International markets;
•the increase in white-collar employment, the willingness of customers to undertake capital expenditures;
•the types of products purchased by customers, competitive-pricing pressures, the availability and pricing of raw materials;
•our reliance on a limited number of suppliers;
•our ability to expand globally given the risks associated with regulatory and legal compliance challenges and accompanying currency fluctuations, changes in future tax legislation or interpretation of current tax legislation;
•the ability to increase prices to absorb the additional costs of raw materials;
•changes in global tariff regulations;
•the financial strength of our and Knoll’s dealers and the financial strength of our and Knoll’s customers;
•our ability to locate new retail studios, negotiate favorable lease terms for new and existing locations and implement our studio portfolio transformation;
•our ability to attract and retain key executives and other qualified employees;
•our ability to continue to make product innovations;
•the success of newly-introduced products, our ability to serve all of our markets;
•possible acquisitions, divestitures or alliances;
•our ability to integrate and benefit from acquisitions and investments;
•the pace and level of government procurement;
•the outcome of pending litigation or governmental audits or investigations;
•political risk in the markets we serve;
•natural disasters, public health crises, disease outbreaks; and
•other risks identified in our filings with the SEC.

Therefore, actual results and outcomes may materially differ from what we express or forecast. Furthermore, Herman Miller, Inc. undertakes no obligation to update, amend or clarify forward-looking statements.

43 2021 Annual Report

Item 7A Quantitative and Qualitative Disclosures About Market Risk
The Company manufactures, markets, and sells its products throughout the world and, as a result, is subject to changing economic conditions, which could reduce the demand for its products.

Direct Material Costs
The Company is exposed to risks arising from price changes for certain direct materials and assembly components used in its operations. The largest of such costs incurred by the Company are for steel, plastics, textiles, wood particleboard and aluminum components. The impact from changes in all commodity prices increased the Company's costs by approximately $0.9 million during fiscal 2021 compared to the prior year. The impact from changes in commodity prices lowered the Company's costs by approximately $4 million during fiscal 2020 as compared to fiscal 2019. Note that these changes include the impact of Chinese tariffs on the Company's direct material costs.

The market prices for commodities will fluctuate over time and the Company acknowledges that such changes are likely to impact its costs for key direct materials and assembly components. Consequently, it views the prospect of such changes as an outlook risk to the business.

Shortages and disruption in the steel industry as a result of the COVID-19 pandemic negatively impacted the availability of steel. While this reduction in availability has not had a significant impact on our ability to produce and deliver products to our customers, it has negatively impacted the cost of procuring steel. Significant increases in raw materials can be difficult to offset with price increases due to existing contractual agreements with customers as well as difficulty finding effective financial instruments to hedge these changes. In the short term, our gross margin could be negatively impacted by significant increases in these costs. Our profitability could be negatively impacted in the long term if we are not able to pass along these higher raw material costs to our customers.

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

In the normal course of business, the Company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the Company conducts its business are the British pound sterling, euro, Canadian dollar, Japanese yen, Mexican peso, Hong Kong dollar and Chinese renminbi. As of May 29, 2021, the Company had outstanding sixteen forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies.
Herman Miller, Inc. and Subsidiaries 44

(In millions, except number of forward contracts)
Net Asset Exposure
Currency	Number of Forward Contracts	Net Exposure
USD	7	58.8
EUR	3	44.3
NOK	1	10.0
SEK	1	17.5
GBP	1	2.0

Net Liability Exposure
Currency	Number of Forward Contracts	Net Exposure
USD	2	3.1
CAD	1	1.9

As of May 30, 2020, the Company had outstanding, twenty forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies.

(In millions, except number of forward contracts)
Net Asset Exposure
Currency	Number of Forward Contracts	Net Exposure
USD	7	41.6
EUR	2	18.2
ZAR	1	3.7
NOK	1	7.7
SEK	1	10.5
GBP	1	1.4

Net Liability Exposure
Currency	Number of Forward Contracts	Net Exposure
USD	4	7.4
EUR	1	1.3
CAD	1	3.1
AED	1	3.9

The cost of the foreign currency hedges and remeasuring all foreign currency transactions into the appropriate functional currency resulted in a net gain of $0.8 million in fiscal 2021 in contrast to net loss of $1.1 million in fiscal 2020 included in net earnings. These amounts are included in “Other (income) expense, net” in the Consolidated Statements of Comprehensive Income. Additionally, the cumulative effect of translating the balance sheet and income statement accounts from the functional currency into the United States dollar increased the accumulated comprehensive loss component of total stockholders' equity by $52.1 million compared to a decrease of $7.7 million as of the end of fiscal 2021 and 2020, respectively.

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
45 2021 Annual Report

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

In June 2017, the Company entered into an additional interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $75.0 million with a forward start date of January 3, 2018 and a termination date of January 3, 2028. As a result of the transaction, the Company effectively converted the Company’s revolving line of credit up to the notional amount from a LIBOR-based floating interest rate plus applicable margin to a 2.387 percent fixed interest rate plus applicable margin under the agreement as of the forward start date.
The fair market value of the effective interest rate swap instruments was a net liability of $14.4 million at May 29, 2021 compared to $25.0 million at May 30, 2020. All cash flows related to the Company's interest rate swap instruments are denominated in U.S. dollars. For further information, refer to Note 6 and Note 12 of the Consolidated Financial Statements.
Expected cash outflows (notional amounts) over the next five years and thereafter related to debt instruments are as follows.

(In millions)	2022	2023	2024	2025	2026	Thereafter	Total(1)
Long-Term Debt - Fixed rate:
Interest rate 4.95%	$—	$—	$—	$—	$—	$49.9	$49.9
Interest rate 1.949%(2)	$—	$—	$—	$150.0	$—	$—	$150.0
Interest rate 2.387%(2)	$—	$—	$—	$75.0	$—	$—	$75.0
(1) Amount does not include the recorded fair value of the swap instruments.
(2) The Company's revolving credit facility has a variable interest rate, but due to the interest rate swaps, the rate on $150.0 million and $75.0 million will be fixed at 1.949% and 2.387%, respectively.
Herman Miller, Inc. and Subsidiaries 46

Item 8 Financial Statements and Supplementary Data
Herman Miller, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended
(In millions, except per share data)	May 29, 2021	May 30, 2020	June 1, 2019
Net sales	$2,465.1	$2,486.6	$2,567.2
Cost of sales	1,515.9	1,575.9	1,637.3
Gross margin	949.2	910.7	929.9
Operating expenses:
Selling, general and administrative	643.8	643.3	639.3
Impairment charges	—	205.4	—
Restructuring expenses	2.7	26.4	10.2
Design and research	72.1	74.0	76.9
Total operating expenses	718.6	949.1	726.4
Operating earnings (loss)	230.6	(38.4)	203.5
Gain on consolidation of equity method investments	—	36.2	—
Interest expense	13.9	12.5	12.1
Interest and other investment income	(2.1)	(2.3)	(2.1)
Other (income) expense, net	(7.6)	1.0	(1.6)
Earnings (loss) before income taxes and equity income	226.4	(13.4)	195.1
Income tax expense	47.9	6.0	39.6
Equity earnings from nonconsolidated affiliates, net of tax	0.3	5.0	5.0
Net earnings (loss)	178.8	(14.4)	160.5
Net earnings (loss) attributable to redeemable noncontrolling interests	5.7	(5.3)	—
Net earnings (loss) attributable to Herman Miller, Inc.	$173.1	$(9.1)	$160.5

Earnings (loss) per share — basic	$2.94	$(0.15)	$2.72
Earnings (loss) per share — diluted	$2.92	$(0.15)	$2.70

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$52.1	$(7.7)	$(14.2)
Pension and post-retirement liability adjustments	8.8	(14.2)	(7.8)
Unrealized gains (losses) on interest rate swap agreement	8.1	(18.0)	(12.3)
Unrealized holding (losses) gains on securities	(0.1)	0.1	—
Total other comprehensive income (loss), net of tax	68.9	(39.8)	(34.3)
Comprehensive income (loss)	247.7	(54.2)	126.2
Comprehensive income (loss) attributable to redeemable noncontrolling interests	5.7	(5.3)	—
Comprehensive income (loss) attributable to Herman Miller, Inc.	$242.0	$(48.9)	$126.2

47 2021 Annual Report

Herman Miller, Inc.
Consolidated Balance Sheets

(In millions, except share and per share data)	May 29, 2021	May 30, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$396.4	$454.0
Short-term investments	7.7	7.0
Accounts receivable, net of allowances of $5.5 and $4.7	204.7	180.0
Unbilled accounts receivable	16.4	19.5
Inventories, net	213.6	197.3
Prepaid expenses	45.1	43.3
Other current assets	7.6	16.0
Total current assets	891.5	917.1
Property and equipment, net of accumulated depreciation of $832.5 and $780.5	327.2	330.8
Right of use assets	214.7	193.9
Goodwill	364.2	346.0
Indefinite-lived intangibles	97.6	92.8
Other amortizable intangibles, net of accumulated amortization of $68.6 and $62.7	105.2	112.4
Other noncurrent assets	61.5	60.9
Total Assets	$2,061.9	$2,053.9

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$178.4	$128.8
Short-term borrowings and current portion of long-term debt	2.2	51.4
Accrued compensation and benefits	90.2	71.1
Accrued warranty	14.5	16.1
Customer deposits	43.1	39.8
Other accrued liabilities	172.4	163.0
Total current liabilities	500.8	470.2
Long-term debt	274.9	539.9
Pension and post-retirement benefits	34.5	42.4
Lease liabilities	196.9	178.8
Other liabilities	128.2	129.2
Total Liabilities	1,135.3	1,360.5
Redeemable noncontrolling interests	77.0	50.4
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 59,029,165 and 58,793,275 shares issued and outstanding in 2021 and 2020, respectively)	11.8	11.8
Additional paid-in capital	94.7	81.6
Retained earnings	808.4	683.9
Accumulated other comprehensive loss	(65.1)	(134.0)
Deferred compensation plan	(0.2)	(0.3)
Herman Miller, Inc. Stockholders' Equity	849.6	643.0
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders' Equity	$2,061.9	$2,053.9
Herman Miller, Inc. and Subsidiaries 48

Herman Miller, Inc.
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation Plan	Herman Miller, Inc. Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
(In millions, except share and per share data)	Shares	Amount
June 2, 2018	59,230,974	$11.7	$116.6	$598.3	$(61.3)	$(0.7)	$664.6	$0.2	$664.8
Net earnings	—	—	—	160.5	—	—	160.5	—	160.5
Other comprehensive loss, net of tax	—	—	—	—	(34.3)	—	(34.3)	—	(34.3)
Stock-based compensation expense	—	—	8.4	—	—	—	8.4	(0.2)	8.2
Exercise of stock options	347,248	0.1	10.0	—	—	—	10.1	—	10.1
Restricted and performance stock units released	468,807	0.1	0.2	—	—	—	0.3	—	0.3
Employee stock purchase plan issuances	62,957	—	1.9	—	—	—	1.9	—	1.9
Repurchase and retirement of common stock	(1,326,023)	(0.2)	(47.6)	—	—	—	(47.8)	—	(47.8)
Directors' fees	10,185	—	0.3	—	—	—	0.3	—	0.3
Deferred compensation plan	—	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Dividends declared ($0.79 per share)	—	—	—	(46.6)	—	—	(46.6)	—	(46.6)
Cumulative effect of accounting changes	—	—	—	0.5	1.4	—	1.9	—	1.9
June 1, 2019	58,794,148	$11.7	$89.8	$712.7	$(94.2)	$(0.8)	$719.2	$—	$719.2
Net loss	—	—	—	(9.1)	—	—	(9.1)	—	(9.1)
Other comprehensive loss	—	—	—	—	(39.8)	—	(39.8)	—	(39.8)
Stock-based compensation expense	—	—	2.7	—	—	—	2.7	—	2.7
Exercise of stock options	423,815	0.2	13.3	—	—	—	13.5	—	13.5
Restricted and performance stock units released	138,590	—	0.2	—	—	—	0.2	—	0.2
Employee stock purchase plan issuances	70,145	—	2.1	—	—	—	2.1	—	2.1
Repurchase and retirement of common stock	(641,192)	(0.1)	(26.5)	—	—	—	(26.6)	—	(26.6)
Directors' fees	7,769	—	0.3	—	—	—	0.3	—	0.3
Deferred compensation plan	—	—	(0.3)	—	—	0.5	0.2	—	0.2
Dividends declared ($0.63 per share)	—	—	—	(37.5)	—	—	(37.5)	—	(37.5)
Redemption value adjustment	—	—	—	17.8	—	—	17.8	—	17.8
May 30, 2020	58,793,275	$11.8	$81.6	$683.9	$(134.0)	$(0.3)	$643.0	$—	$643.0
Net earnings	—	—	—	173.1	—	—	173.1	—	173.1
Other comprehensive income	—	—	—	—	68.9	—	68.9	—	68.9
Stock-based compensation expense	—	—	9.0	—	—	—	9.0	—	9.0
Exercise of stock options	86,238	—	2.6	—	—	—	2.6	—	2.6
Restricted and performance stock units released	114,103	—	0.2	—	—	—	0.2	—	0.2
Employee stock purchase plan issuances	71,468	—	2.1	—	—	—	2.1	—	2.1
Repurchase and retirement of common stock	(38,932)	—	(0.9)	—	—	—	(0.9)	—	(0.9)
Directors' fees	3,013	—	0.1	—	—	—	0.1	—	0.1
Deferred compensation plan	—	—	—	—	—	0.1	0.1	—	0.1
Dividends declared ($0.56 per share)	—	—	—	(33.4)	—	—	(33.4)	—	(33.4)
Redemption value adjustment	—	—	—	(15.0)	—	—	(15.0)	—	(15.0)
Other	—	—	—	(0.2)	—	—	(0.2)	—	(0.2)
May 29, 2021	59,029,165	$11.8	$94.7	808.4	$(65.1)	$(0.2)	$849.6	—	$849.6
49 2021 Annual Report

Herman Miller, Inc.
Consolidated Statements of Cash Flows

	Year Ended
(In millions)	May 29, 2021	May 30, 2020	June 1, 2019
Cash Flows from Operating Activities:
Net earnings (loss)	$178.8	$(14.4)	$160.5
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation expense	72.0	68.1	65.9
Amortization expense	15.2	11.4	6.2
Earnings from nonconsolidated affiliates net of dividends received	(0.4)	(4.8)	(2.1)
Investment fair value adjustment	—	—	(2.1)
Gain on consolidation of equity method investments	—	(36.2)	—
Deferred taxes	6.7	(25.2)	0.8
Pension contributions	(5.4)	(0.9)	(0.9)
Pension and post-retirement expenses	3.0	1.6	1.2
Impairment charges	—	205.4	—
Restructuring expenses	2.7	26.4	10.2
Stock-based compensation	9.0	2.7	7.3
Decrease (increase) in long-term assets	1.2	(4.7)	(0.4)
Increase in long-term liabilities	16.0	5.8	1.6
Changes in current assets and liabilities:
Increase (decrease) in accounts receivable & unbilled accounts receivable	(14.8)	68.6	(24.8)
Increase (decrease) in inventories	(8.5)	6.0	(31.9)
Increase in prepaid expenses and other	(3.9)	(2.2)	(0.6)
Increase (decrease) in accounts payable	43.2	(59.5)	0.5
Increase (decrease) in accrued liabilities	15.1	(32.0)	22.7
Other, net	2.4	5.7	2.3
Net Cash Provided by Operating Activities	332.3	221.8	216.4

Cash Flows from Investing Activities:
Marketable securities purchases	(5.9)	(3.1)	(1.9)
Marketable securities sales	5.3	5.0	1.7
Capital expenditures	(59.8)	(69.0)	(85.8)
Proceeds from sales of property and dealers	14.0	0.2	0.5
Purchase of HAY licensing agreement	—	—	(4.8)
Acquisitions, net of cash received	—	(111.2)	—
Equity investment in non-controlled entities	—	(3.3)	(73.6)
Other, net	(13.5)	13.3	(1.1)
Net Cash Used in Investing Activities	(59.9)	(168.1)	(165.0)

Cash Flows from Financing Activities:
Borrowings of long-term debt	—	50.0	—
Repayments of long-term debt	(50.0)	—	—
Proceeds from credit facility	—	265.0	—
Repayments of credit facility	(265.0)	—	—
Dividends paid	(34.5)	(36.4)	(45.6)
Common stock issued	5.0	15.6	12.3
Common stock repurchased and retired	(0.9)	(26.6)	(47.9)
Purchase of redeemable noncontrolling interests	—	(20.3)	(10.1)
Other, net	(2.3)	(3.3)	(0.6)
Net Cash (Used in) Provided by Financing Activities	(347.7)	244.0	(91.9)
Effect of exchange rate changes on cash and cash equivalents	17.7	(2.9)	(4.2)
Net (Decrease) Increase In Cash and Cash Equivalents	(57.6)	294.8	(44.7)
Cash and cash equivalents, Beginning of Year	454.0	159.2	203.9
Cash and Cash Equivalents, End of Year	$396.4	$454.0	$159.2

Other Cash Flow Information
Interest paid	$12.5	$11.4	$11.5
Income taxes paid, net of cash received	$15.8	$39.6	$41.0
Herman Miller, Inc. and Subsidiaries 50

Notes to the Consolidated Financial Statements

51 2021 Annual Report

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

Description of Business
The Company researches, designs, manufactures, sells and distributes interior furnishings for use in various environments including office, healthcare, educational and residential settings and provides related services that support companies all over the world. The Company's products are sold primarily through independent contract office furniture dealers as well as the following channels: owned contract office furniture dealership, direct customer sales, independent retailers, owned retail studios, direct-mail catalogs and the Company's eCommerce platforms.

Fiscal Year
The Company's fiscal year ends on the Saturday closest to May 31. The fiscal years ended May 29, 2021, May 30, 2020, and June 1, 2019 contained 52 weeks.

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

The financial statement impact of gains and losses resulting from remeasuring foreign currency transactions into the appropriate functional currency resulted in a net gain of $0.8 million, net loss of $1.1 million, and a net gain of $0.3 million for the fiscal years ended May 29, 2021, May 30, 2020, and June 1, 2019, respectively. These amounts are included in “Other (income) expense, net” in the Consolidated Statements of Comprehensive Income.

Cash Equivalents
The Company holds cash equivalents as part of its cash management function. Cash equivalents include money market funds and time deposit investments with original maturities of less than three months. The carrying value of cash equivalents, which approximates fair value, totaled $229.8 million and $364.0 million as of May 29, 2021 and May 30, 2020, respectively. All cash equivalents are high-credit quality financial instruments and the amount of credit exposure to any one financial institution or instrument is limited.

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

Allowances for Credit Losses
Allowances for credit losses related to accounts are managed at a level considered by management to be adequate to absorb an estimate of probable future losses existing at the balance sheet date.
Herman Miller, Inc. and Subsidiaries 52

In estimating probable losses, we review accounts based on known customer exposures, historical credit experience, and specific identification of other potentially uncollectible accounts. An accounts receivable balance is considered past due when payment is not received within the stated terms. Accounts that are considered to have higher credit risk are reviewed using information available about the debtor, such as financial statements, news reports and published credit ratings. General information regarding industry trends, the economic environment is used as well.

We arrive at an estimated loss for specific concerns and estimate an additional amount for the remainder of trade balances based on historical trends and other factors previously referenced. Balances are written off against the reserve once the Company determines the probability of collection to be remote. The Company generally does not require collateral or other security on trade accounts receivable. Subsequent recoveries, if any, are credited to bad debt expense when received.

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

Goodwill and Indefinite-lived Intangible Assets
Goodwill and other indefinite-lived assets included in the Consolidated Balance Sheets consist of the following:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Intangible Assets
Balance, June 2, 2019	$303.8	$78.1	$381.9
Foreign currency translation adjustments	(0.9)	(0.5)	(1.4)
Acquisition of HAY	111.1	60.0	171.1
Acquisition of naughtone	57.5	8.5	66.0
Impairment charges	(125.5)	(53.3)	(178.8)
Balance, May 30, 2020	$346.0	$92.8	$438.8
Foreign currency translation adjustments	18.2	4.8	23.0
Balance, May 29, 2021	$364.2	$97.6	$461.8

Goodwill is tested for impairment at the reporting unit level annually, or more frequently, when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. When testing goodwill for impairment, the Company may first assess qualitative factors. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is performed. The Company may also elect to bypass the qualitative testing and proceed directly to the quantitative testing. If the quantitative testing indicates that goodwill is impaired, the carrying value of goodwill is written down to fair value. Each of the reporting units were reviewed for impairment using a quantitative assessment as of March 31, 2021.
53 2021 Annual Report

To estimate the fair value of each reporting unit when performing quantitative testing, the Company utilizes a weighting of the income approach and the market method. These approaches are based on a discounted cash flow analysis and observable comparable company information that use several inputs, including:

•actual and forecasted revenue growth rates and operating margins,
•discount rates based on the reporting unit's weighted average cost of capital, and
•revenue and EBITDA of comparable companies

The Company corroborates the reasonableness of the inputs and outcomes of our discounted cash flow analysis through a market capitalization reconciliation to determine whether the implied control premium is reasonable.

The Company completed its annual goodwill impairment test in the fourth quarter of the year, as of March 31st. In fiscal 2021, the Company elected to perform quantitative impairment tests for all goodwill reporting units and other indefinite-lived intangible assets. In performing the quantitative impairment test, the Company determined that the fair value of the reporting units exceeded the carrying amount and, as such, the reporting units were not impaired and the second step of the impairment test was not necessary.

In completing our annual goodwill impairment test, the respective fair values were estimated using an income approach with market participant discount rates ranging from 12.0% to 14.0% developed using a weighted average cost of capital analysis and long-term growth rates ranging from 2.5% to 3.0%.

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

In fiscal 2021, the Company performed quantitative assessments in testing indefinite-lived intangible assets for impairment. The carrying value of the Company's HAY trade name indefinite-lived intangible asset was $41.7 million as of March 31, 2021. The calculated fair value of the HAY trade name was $43.8 million which represents an excess fair value of $2.1 million or 5.0%. If the residual cash flow related to this trade name were to decline in future periods, the Company may need to record an impairment charge.

In completing our annual indefinite-lived trade name impairment test, the respective fair values were estimated using a relief-from-royalty approach, applying market participant discount rates ranging from 12.0% to 14.0% developed using a weighted average cost of capital analysis, royalty rates ranging from 2.0% to 3.0% and long-term growth rates ranging from 2.5% to 3.0%.

The table below summarizes the carrying values as of May 29, 2021, for each of the Company’s indefinite-lived trade names:

(In millions)
Trade name	Carrying Value
Maharam	$16.5
DWR	31.5
HAY	43.1
naughtone	6.5
Total	$97.6
During fiscal 2020, the Company recognized $205.4 million of impairment charges related to goodwill, indefinite-lived intangible assets and long-lived assets. These charges are included in "Impairment charges" within the Consolidated Statements of Comprehensive Income.

Property, Equipment and Depreciation
Herman Miller, Inc. and Subsidiaries 54

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

The following table summarizes our property as of the dates indicated:

(In millions)	May 29, 2021	May 30, 2020
Land and improvements	$25.2	$23.7
Buildings and improvements	286.1	266.5
Machinery and equipment	820.8	791.9
Construction in progress	27.6	29.2
Accumulated depreciation	(832.5)	(780.5)
Property and equipment, net	$327.2	$330.8

As of the end of fiscal 2021, outstanding commitments for future capital purchases approximated $46.5 million.

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

	May 29, 2021
(In millions)	Patent and Trademarks	Customer Relationships	Other	Total
Gross carrying value	$45.5	$113.0	$15.3	$173.8
Accumulated amortization	18.9	39.6	10.1	68.6
Net	$26.6	$73.4	$5.2	$105.2

	May 30, 2020
	Patent and Trademarks	Customer Relationships	Other	Total
Gross carrying value	$41.7	$118.7	$14.7	$175.1
Accumulated amortization	14.4	38.3	10.0	62.7
Net	$27.3	$80.4	$4.7	$112.4

The Company amortizes these assets over their remaining useful lives using the straight-line method over periods ranging from 5 years to 20 years, or on an accelerated basis, to reflect the expected realization of the economic benefits. It is estimated that the weighted-average remaining useful life of the patents and trademarks is approximately 6 and the weighted-average remaining useful life of the customer relationships is 7 years.

Estimated amortization expense on existing amortizable intangible assets as of May 29, 2021, for each of the succeeding five fiscal years, is as follows:
55 2021 Annual Report

(In millions)
2022	$15.4
2023	$14.9
2024	$13.7
2025	$13.5
2026	$13.2

Self-Insurance
The Company is partially self-insured for general liability, workers' compensation and certain employee health and dental benefits under insurance arrangements that provide for third-party coverage of claims exceeding the Company's loss retention levels. The Company's health benefit and auto liability retention levels do not include an aggregate stop loss policy. The Company's retention levels designated within significant insurance arrangements as of May 29, 2021, are as follows:

(In millions)	Retention Level (per occurrence)
General liability	$1.00
Auto liability	$1.00
Workers' compensation	$0.75
Health benefit	$0.50

The Company accrues for its self-insurance arrangements, as well as reserves for health, prescription drugs, and dental benefit exposures based on actuarially-determined estimates, which are recorded in “Other liabilities” in the Consolidated Balance Sheets. The value of the liability as of May 29, 2021 and May 30, 2020 was $12.3 million and $13.1 million, respectively. The actuarial valuations are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as legal actions, medical costs, payment lag times and changes in actual experience could cause these estimates to change. The general, auto, and workers' compensation liabilities are managed through the Company's wholly-owned insurance captive.

Research, Development and Other Related Costs
Research, development, pre-production and start-up costs are expensed as incurred. Research and development ("R&D") costs consist of expenditures incurred during the course of planned research and investigation aimed at discovery of new knowledge useful in developing new products or processes. R&D costs also include the enhancement of existing products or production processes and the implementation of such through design, testing of product alternatives or construction of prototypes. R&D costs included in “Design and research” expense in the accompanying Consolidated Statements of Comprehensive Income are $50.8 million, $54.3 million and $58.8 million, in fiscal 2021, 2020, and 2019, respectively.

Royalty payments made to designers of the Company's products as the products are sold are variable costs based on product sales. These expenses totaled $21.3 million, $19.7 million and $18.1 million in fiscal years 2021, 2020 and 2019 respectively. They are included in Design and research expense in the accompanying Consolidated Statements of Comprehensive Income.

Customer Payments and Incentives
We offer various sales incentive programs to our customers, such as rebates and discounts. Programs such as rebates and discounts are adjustments to the selling price and are therefore characterized as a reduction to net sales.

Herman Miller, Inc. and Subsidiaries 56

Revenue Recognition
The Company recognizes revenue when performance obligations, based on the terms of customer contracts, are satisfied. This happens when control of goods and services based on the contract have been conveyed to the customer. Revenue for the sale of products is recognized at the point in time when control transfers, generally upon transfer of title and risk of loss to the customer. Revenue for services, including the installation of products by the Company's owned dealers, is recognized over time as the services are provided. The method of revenue recognition may vary, depending on the type of contract with the customer, as noted in the section "Disaggregated Revenue" in Note 2 of the Consolidated Financial Statements.

The Company's contracts with customers include master agreements and certain other forms of contracts, which do not reach the level of a performance obligation until a purchase order is received from a customer. At the point in time that a purchase order under a contract is received by the Company, the collective group of documents represent an enforceable contract between the Company and the customer. While certain customer contracts may have a duration of greater than a year, all purchase orders are less than a year in duration. As of May 29, 2021, all unfulfilled performance obligations are expected to be fulfilled in the next twelve months.

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
57 2021 Annual Report

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

Fair Value
The Company classifies and discloses its fair value measurements in one of the following three categories:
•Level 1 — Financial instruments with unadjusted, quoted prices listed on active market exchanges.
•Level 2 — Financial instruments lacking unadjusted, quoted prices from active market exchanges, including over-the-counter traded financial instruments. Financial instrument values are determined using prices for recently traded financial instruments with similar underlying terms and direct or indirect observational inputs, such as interest rates and yield curves at commonly quoted intervals.
•Level 3 — Financial instruments not actively traded on a market exchange and there is little, if any, market activity. Values are determined using significant unobservable inputs or valuation techniques.

See Note 12 of the Consolidated Financial Statements for the required fair value disclosures.
Herman Miller, Inc. and Subsidiaries 58

59 2021 Annual Report

Derivatives and Hedging
The Company calculates the fair value of financial instruments using quoted market prices whenever available. The Company utilizes derivatives to manage exposures to foreign currency exchange rates and interest rate risk. The fair values of all derivatives are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these instruments are reported within "Other (income) expense, net" in the Consolidated Statements of Comprehensive Income, or "Accumulated other comprehensive loss" within the Consolidated Balance Sheets, depending on the use of the derivative and whether it qualifies for hedge accounting treatment.

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

Recently Adopted Accounting Standards

On March 1, 2020, the Company adopted Accounting Standards Update ("ASU") No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" using the prospective method. This update simplifies how an entity assesses goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test consists of one step comparing the fair value of a reporting unit with its carrying amount. An entity then recognizes a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The adoption was utilized in the Company's current year goodwill impairment testing. Refer above to the "Goodwill and Indefinite-lived Intangible Assets" section for further information.

On May 31, 2020, the Company adopted ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" using the modified retrospective method. This update replaces the existing incurred loss impairment model with an expected loss model and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates including customer credit quality, historical write-off trends and general information regarding industry trends and the macroeconomic environment. The adoption did not have a material impact on the Company's financial statements, accounting policies or methods utilized to determine the allowance for doubtful accounts.

On May 31, 2020, the Company adopted ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement" using the prospective method. This update modifies certain disclosure requirements for fair value measurements. The adoption did not have a material impact on the Company's financial statements.

Herman Miller, Inc. and Subsidiaries 60

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

•Single Performance Obligation - these contracts are transacted with customers and include only the product performance obligation. Most commonly, these contracts represent master agreements with independent third-party dealers in which a purchase order represents the customer contract, point of sale transactions through the Retail segment, as well as customer purchase orders for the Maharam subsidiary within the North America Contract segment. For contracts that include a single performance obligation, the Company records revenue at the point in time when title and risk of loss has transferred to the customer.

•Multiple Performance Obligations - these contracts are transacted with customers and include more than one performance obligation; products, which are shipped to the customer by the Company and installation and other services, which are primarily fulfilled by independent third-party dealers. For contracts that include multiple performance obligations, the Company records revenue for the product performance obligation at the point in time when control transfers, generally upon transfer of title and risk of loss to the customer. In most cases, the Company has concluded that it is the agent for the installation services performance obligation and as such, the revenue and costs of these services are recorded net within Net sales in the Company’s Consolidated Statements of Comprehensive Income.

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
•Other - these contracts are comprised mainly of alliance fee arrangements, whereby the Company earns revenue for allowing other furniture sellers access to its dealer distribution channel, as well as other miscellaneous selling arrangements. Revenue from alliance contracts are recorded at the point in time in which the sale is made by other furniture sellers through the Company’s sales channel.
61 2021 Annual Report

Revenue disaggregated by contract type has been provided in the table below:

	Year Ended
(In millions)	May 29, 2021	May 30, 2020
Net Sales:
Single performance obligation
Product revenue	$2,180.5	$2,116.6
Multiple performance obligations
Product revenue	265.8	347.8
Service revenue	9.6	9.7
Other	9.2	12.5
Total	$2,465.1	$2,486.6

Revenue disaggregated by product type and segment has been provided in the table below:

	Year Ended
(In millions)	May 29, 2021	May 30, 2020
North America Contract:
Workplace	$717.2	$976.0
Performance Seating	280.7	381.5
Lifestyle	81.1	93.1
Other	115.0	147.6
Total North America Contract	$1,194.0	$1,598.2

International Contract:
Workplace	$129.0	$155.9
Performance Seating	296.4	222.2
Lifestyle	223.8	105.8
Other	19.8	18.9
Total International Contract	$669.0	$502.8

Retail:
Workplace	$8.5	$3.9
Performance Seating	207.5	43.1
Lifestyle	385.0	338.6
Other	1.1	—
Total Retail	$602.1	$385.6

Total	$2,465.1	$2,486.6

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

Herman Miller, Inc. and Subsidiaries 62

Contract liabilities represent deposits made by customers before the satisfaction of performance obligation and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized. These customer deposits are included within the caption “Customer deposits” in the Consolidated Balance Sheets. During the year ended May 29, 2021, the Company recognized Net sales of $28.9 million related to customer deposits that were included in the balance sheet as of May 30, 2020.

3. Acquisitions and Divestitures
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

Nine United Denmark A/S
On June 7, 2018, the Company acquired 33% of the outstanding equity of Nine United Denmark A/S, d/b/a HAY and subsequently renamed to HAY ApS ("HAY”), a Copenhagen, Denmark-based, design leader in furniture and ancillary furnishings for residential and contract markets in Europe and Asia. The Company acquired its 33% ownership interest in HAY for approximately $65.5 million in cash. The Company also acquired the rights to the HAY brand in North America under a long-term license agreement for approximately $4.8 million in cash. In the fiscal periods leading up to December 2, 2019 (“HAY Acquisition Date”), the date when the Company purchased an additional 34% equity voting interest in HAY, this licensing agreement was recorded as a definite life intangible asset and was being amortized over its 15-year useful life. This asset was also recorded within Other amortizable intangibles, net within the Condensed Consolidated Balance Sheets as of June 1, 2019.

On December 2, 2019, the Company obtained a controlling financial interest in HAY through the purchase of an additional 34% equity voting interest. The completion of the acquisition will allow the Company to further promote growth and development of HAY's ancillary product lines and continue to support product innovation and sales growth. The Company previously accounted for its ownership interest in HAY as an equity method investment, but upon increasing its ownership to 67% on the HAY Acquisition Date, the Company consolidated the operations of HAY. Total consideration paid for HAY on the HAY Acquisition Date was $79.0 million, exclusive of HAY cash on hand. The Company funded the acquisition with cash and cash equivalents.

The previously mentioned HAY long-term licensing agreement was deemed to be a contractual preexisting relationship. As a result of the business combination, the Company recorded this arrangement at its HAY Acquisition Date fair value, which resulted in an increase in goodwill of $10.0 million and a net gain of $5.9 million, which was recorded within “Gain on consolidation of equity method investments" within the Consolidated Statements of Comprehensive Income. The goodwill was recorded within the Company’s Retail segment.

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
Herman Miller, Inc. and Subsidiaries 63

(In millions)
Cash	$12.1
Working capital, net of cash and inventory step-up	12.3
Net property and equipment	0.9
Other assets	3.9
Other liabilities	(3.1)
Net assets acquired	$26.1

The purchase of the additional equity interest in HAY was considered to be an acquisition achieved in stages, whereby the previously held equity interest was remeasured as of the HAY Acquisition Date. The Company considered multiple factors in determining the fair value of the previously held equity method investment, including the price negotiated with the selling shareholder for the 34% equity interest in HAY, an income valuation model (discounted cash flow) and current trading multiples for comparable companies. Based on this analysis, the Company recognized a non-taxable gain of approximately $0.3 million on the remeasurement of the previously held equity method investment of $67.8 million in the third quarter of fiscal 2020. The net gain has been recognized in “Gain on consolidation of equity method investments" within the Consolidated Statements of Comprehensive Income.

The following table summarizes the acquired identified intangible assets, valuation method employed, useful lives and fair value, as determined by the Company at the HAY Acquisition Date:

(In millions)	Valuation Method	Useful Life (years)	Fair Value
Inventory Step-up	Comparative Sales Approach	0.8	$3.4
Backlog	Multi-Period Excess Earnings	0.3	1.7
Deferred Revenue	Adjusted Fulfillment Cost Method	0.1	(2.2)
Tradename	Relief from Royalty	Indefinite	60.0
Product Development	Relief from Royalty	8.0	22.0
Customer Relationships	Multi-Period Excess Earnings	9.0	34.0
Total			$118.9
Goodwill related to the acquisition was recorded within the International Contract segment for $101.1 million and the Retail segment for $10.0 million. Subsequent to the acquisition, the goodwill recorded to the Retail segment was fully impaired in the fourth quarter of fiscal 2020 based on the results of the Company's annual goodwill impairment assessment. Additionally, the Company recognized an impairment charge of $20.7 million on the HAY tradename in the fourth quarter of fiscal 2020 based on the results of the Company's annual indefinite-lived trade name impairment test.

naughtone
On October 25, 2019 (“naughtone Acquisition Date”), the Company purchased the remaining 47.5% equity voting interest in naughtone (Holdings) Limited and naughtone Manufacturing Ltd. (together “naughtone”). naughtone is an upscale, contemporary furniture manufacturer based in Harrogate, North Yorkshire, UK. The acquisition is intended to allow the Company to further promote growth and development of naughtone's ancillary product lines, and continue to support product innovation and sales growth. The Company previously accounted for its ownership interest in naughtone as an equity method investment. Upon increasing its ownership to 100% on the naughtone Acquisition Date, the Company obtained a controlling financial interest and consolidated the operations of naughtone. Total consideration paid for naughtone on the naughtone Acquisition Date was $45.9 million, exclusive of naughtone cash on hand. The Company funded the acquisition with cash and cash equivalents. The allocation of the purchase price was finalized during the fourth quarter of fiscal 2020.

The following table presents the allocation of purchase price related to acquired tangible assets:
Herman Miller, Inc. and Subsidiaries 64

(In millions)
Cash	$5.1
Working capital, net of cash and inventory step-up	1.3
Net property and equipment	0.8
Net assets acquired	$7.2

The purchase of the remaining equity interest in naughtone was considered to be an acquisition achieved in stages, whereby the previously held equity interest was remeasured as of the naughtone Acquisition Date. The Company considered multiple factors in determining the fair value of the previously held equity method investment, including the price negotiated with the selling shareholder for the 47.5% equity interest in naughtone, an income valuation model (discounted cash flow) and current trading multiples for comparable companies. Based on this analysis, the Company recognized a non-taxable gain of approximately $30.0 million on the remeasurement of the previously held equity method investment of $20.5 million. The net gain has been recognized in “Gain on consolidation of equity method investments" within the Consolidated Statements of Comprehensive Income.

The following table summarizes the acquired identified intangible assets, valuation method employed, useful lives and fair value, as determined by the Company at the naughtone Acquisition Date:

(In millions)	Valuation Method	Useful Life (years)	Fair Value
Inventory Step-up	Comparative Sales Approach	0.3	$0.2
Backlog	Multi-Period Excess Earnings	0.3	0.8
Tradename	Relief from Royalty	Indefinite	8.5
Customer Relationships	Multi-Period Excess Earnings	9.0	29.4
Total			$38.9
Goodwill related to the acquisition was recorded within the North America Contract and International Contract segments for $35.0 million and $22.5 million, respectively. Subsequent to the acquisition, the Company recognized an impairment charge of $2.5 million on the naughtone tradename in the fourth quarter of fiscal 2020 based on the results of the Company's annual indefinite-lived trade name impairment test.

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

	Year Ended
(In millions)	May 30, 2020	June 1, 2019
Net sales	$2,580.6	$2,757.3
Net (loss) earnings attributable to Herman Miller, Inc.	$(46.3)	$163.7

4. Inventories

(In millions)	May 29, 2021	May 30, 2020
Finished goods and work in process	$166.7	$151.1
Raw materials	46.9	46.2
Total	$213.6	$197.3

65 2021 Annual Report

Inventories valued using LIFO amounted to $21.8 million and $24.9 million as of May 29, 2021 and May 30, 2020, respectively. If all inventories had been valued using the first-in first-out method, inventories would have been $230.2 million and $210.8 million at May 29, 2021 and May 30, 2020, respectively.

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

(In millions)	May 29, 2021	May 30, 2020
Investments in nonconsolidated affiliates	$11.7	$12.2

(In millions)	May 29, 2021	May 30, 2020	June 1, 2019
Equity earnings from nonconsolidated affiliates, net of tax	$0.3	$5.0	$5.0

The Company had an ownership interest in two nonconsolidated affiliates at May 29, 2021. Refer to the Company's ownership percentages shown below:

Ownership Interest	May 29, 2021	May 30, 2020
Kvadrat Maharam Arabia DMCC	—%	50.0%
Kvadrat Maharam Pty Limited	50.0%	50.0%
Kvadrat Maharam Turkey JSC	—%	50.0%
Danskina B.V.	—%	50.0%
Global Holdings Netherlands B.V. (Maars)	48.2%	48.2%

Kvadrat Maharam
The Kvadrat Maharam nonconsolidated affiliates are distribution entities that are engaged in selling decorative upholstery, drapery and wall covering products. At May 29, 2021 and May 30, 2020, the Company's investment value in Kvadrat Maharam Pty was approximately equal to and $1.7 million more than the Company's proportionate share of the underlying net assets, respectively. This difference was driven by a step-up in fair value of the investment in Kvadrat Maharam Pty, stemming from the Maharam business combination. This amount is considered to be a permanent basis difference.

In fiscal 2020 the Company agreed to fully divest its interest in Kvadrat Maharam Arabia DMCC, Kvadrat Maharam Turkey JSC and Danskina B.V for approximately $3 million. The divestitures were completed in the first half of fiscal 2021.

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

As of the August 31, 2018 acquisition date, the Company's investment value in Maars was $3.1 million more than the Company's proportionate share of the underlying net assets. This amount represented the difference between the price that the Company paid to acquire 48.2% of the outstanding equity and the carrying value of the net assets of Maars. Of this difference, $2.7 million is being amortized over the remaining useful lives of the assets, while $0.4 million is considered a permanent difference.

Herman Miller, Inc. and Subsidiaries 66

At May 29, 2021, the Company's investment value in Maars is $2.5 million more than the Company's proportionate share of the underlying net assets, of which $2.1 million is being amortized over the remaining useful lives of the assets, while $0.4 million was considered a permanent basis difference.

Transactions with Nonconsolidated Affiliates
Sales to and purchases from nonconsolidated affiliates were as follows for the periods presented below:

(In millions)	May 29, 2021	May 30, 2020	June 1, 2019
Sales to nonconsolidated affiliates	$1.0	$3.6	$3.9
Purchases from nonconsolidated affiliates	$0.3	$5.0	$23.0

Balances due to or due from nonconsolidated affiliates were as follows for the periods presented below:

(In millions)	May 29, 2021	May 30, 2020
Receivables from nonconsolidated affiliates	$0.2	$0.6
Payables to nonconsolidated affiliates	$0.1	$—

6. Short-Term Borrowings and Long-Term Debt
Long-term debt consisted of the following obligations:

(In millions)	May 29, 2021	May 30, 2020
Debt securities, 6.0%, due March 1, 2021	$—	$50.0
Debt securities, 4.95%, due May 20, 2030	49.9	49.9
Syndicated Revolving Line of Credit, due August 2024	225.0	490.0
Supplier financing program	2.2	1.4
Total debt	277.1	591.3
Less: Current debt	(2.2)	(51.4)
Long-term debt	$274.9	$539.9

The Company's syndicated revolving line of credit provides the Company with up to $500 million in revolving variable interest borrowing capacity and included an "accordion feature" allowing the Company to increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by up to $250 million. Outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period if borrowings are outstanding.

In June 2020, the Company repaid the $265 million draw on its syndicated revolving line of credit that was taken as a precautionary measure in March 2020 to provide additional near-term liquidity given the uncertainty related to COVID-19. After the end of the quarter ended February 27, 2021, the Company repaid $50 million of private placement notes due March 1, 2021 with available cash on hand.

Available borrowings under the syndicated revolving line of credit were as follows for the periods indicated:

(In millions)	May 29, 2021	May 30, 2020
Syndicated revolving line of credit borrowing capacity	$500.0	$500.0
Less: Borrowings under the syndicated revolving line of credit	225.0	490.0
Less: Outstanding letters of credit	9.8	9.4
Available borrowings under the syndicated revolving line of credit	$265.2	$0.6

The unsecured senior revolving credit facility restricts, without prior consent, the Company's borrowings, capital leases and the sale of certain assets. In addition, the Company has agreed to maintain certain financial performance ratios, which include a maximum leverage ratio covenant, which is measured by the ratio of debt to trailing four quarter adjusted EBITDA (as defined in the credit agreement) and is required to be less than 3.5:1, except that the Company may elect, under certain conditions, to increase the maximum Leverage Ratio to 4:1 for four consecutive fiscal quarter
67 2021 Annual Report

end dates. The covenants also require a minimum interest coverage ratio, which is measured by the ratio of trailing four quarter EBITDA to trailing four quarter interest expense (as defined in the credit agreement) and is required to be greater than 3.5:1. Adjusted EBITDA is generally defined in the credit agreement as EBITDA adjusted by certain items which include non-cash share-based compensation, non-recurring restructuring costs and extraordinary items. At May 29, 2021 and May 30, 2020, the Company was in compliance with all of these restrictions and performance ratios.

On May 20, 2020, the Company entered into a third amendment to its existing Private Shelf Agreement, dated December 14, 2010, as amended (together with the third amendment, the "Agreement"), between the Company and PGIM, Inc. (formerly known as Prudential Investment Management, Inc.) and certain of its affiliates (collectively, “Prudential”). The Agreement provides for a $150.0 million revolving facility, which includes $50.0 million of unsecured senior notes that were repaid on March 1, 2021 (the "Existing Notes") and an additional $50.0 million aggregate principal amount of unsecured senior notes issued on May 20, 2020 (the "2020 Notes"). The 2020 Notes are due on May 20, 2030 and bear interest at a fixed annual coupon rate of 4.95%. The Company intends to use the proceeds of the 2020 Notes for general corporate purposes and/or to refinance existing indebtedness, including the Existing Notes. The Agreement also establishes an uncommitted shelf facility (the “Facility”), under which Prudential will consider one or more requests from the Company to purchase up to an additional $50.0 million in aggregate amount of the Company’s senior unsecured notes from time to time. The interest rate on any future notes issued under the Facility will be based on the benchmark Treasury rate corresponding to the weighted average life of the notes, plus a spread as determined by Prudential. The Facility will expire on May 20, 2023.

Annual maturities of debt for the five fiscal years subsequent to May 29, 2021 are as shown in the table below.

(In millions)
2022	$2.2
2023	$—
2024	$—
2025	$225.0
2026	$—
Thereafter	$49.9

Herman Miller, Inc. and Subsidiaries 68

Supplier Financing Program
The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations from the Company. Under this program, participating suppliers may finance payment obligations of the Company, prior to their scheduled due dates, at a discounted price to the third-party financial institution.

The Company has lengthened the payment terms for certain suppliers that have chosen to participate in the program. As a result, certain amounts due to suppliers have payment terms that are longer than standard industry practice and as such, these amounts have been excluded from the caption “Accounts payable” in the Condensed Consolidated Balance Sheets as the amounts have been accounted for by the Company as a current debt obligation. Accordingly, $2.2 million and $1.4 million have been recorded within the caption “Short-term borrowings and current portion of long-term debt” for the periods ended May 29, 2021 and May 30, 2020, respectively.

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

7. Leases
Accounting Policies
The Company has leases for retail studios, showrooms, manufacturing facilities, warehouses and vehicles, which expire at various dates through 2042. Certain lease agreements include contingent rental payments based on per unit usage over a contractual amount and others include rental payments adjusted periodically for inflationary indexes.

For any new or modified lease, the Company, at the inception of the contract, determines whether a contract is or contains a lease. The Company records right-of use ("ROU") assets and lease obligations for its finance and operating leases, which are initially recognized based on the discounted future lease payments over the term of the lease. As the rate implicit in the Company's leases is not easily determinable, the Company’s applicable incremental borrowing rate is used in calculating the present value of the sum of the lease payments.

Lease term is defined as the non-cancelable period of the lease plus any options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. Leases, and any leasehold improvements, are depreciated over the expected lease term. The Company’s leases do not contain any residual value guarantees or material restrictive covenants.

The Company has elected not to recognize ROU asset and lease obligations for its short-term leases, which are defined as leases with an initial term of 12 months or less. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

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

69 2021 Annual Report

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

Leases
The Company's lease costs recognized in the Consolidated Statement of Income consist of the following:

	Year Ended	Year Ended
(In millions)	May 29, 2021	May 30, 2020
Operating lease costs	$50.3	$51.3
Short-term lease costs	3.2	2.6
Variable lease costs*	8.3	8.2
Total	$61.8	$62.1
*Not included in the table above for the year ended May 29, 2021 are variable lease costs of approximately $84.5 million for raw material purchases under certain supply arrangements that the Company has determined to meet the definition of a lease.

During the fourth quarter of fiscal 2020, the Company determined it was more likely than not that the fair value of certain right of use assets were below their carrying values and assessed these assets for impairment. As result of this assessment the Company recorded an impairment of $19.3 million in the Consolidated Statements of Comprehensive income.

At May 29, 2021, the Company has no financing leases. The undiscounted annual future minimum lease payments related to the Company's right-of-use assets are summarized by fiscal year in the following table:

(In millions)
2022	$42.3
2023	42.4
2024	39.1
2025	36.3
2026	28.6
Thereafter	72.1
Total lease payments*	260.8
Less interest	25.2
Present value of lease liabilities	$235.6
*Lease payments exclude $20.9 million of legally binding minimum lease payments for leases signed but not yet commenced, primarily related to a new DWR corporate office in Stamford, CT expected to be occupied in fiscal 2022.

The long-term portion of the lease liabilities included in the amounts above is $196.9 million and the remainder of the lease liabilities are included in Other accrued liabilities in the Condensed Consolidated Balance Sheets.

As of May 29, 2021 and May 30, 2020, the weighted average remaining lease term for all operating leases was 7 years. The weighted average discount rate for operating leases as of May 29, 2021 and May 30, 2021 was 2.8%, and 3.1%, respectively.
Herman Miller, Inc. and Subsidiaries 70

During the years ended May 29, 2021 and May 30, 2020, the cash paid for leases included in the measurement of the liabilities and the operating cash flows was $45.3 million and $49.2 million, respectively. Right of use assets obtained in exchange for new liabilities was $58.1 million and $13.4 million for the years ended May 29, 2021 and May 30, 2020, respectively.

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

Benefit Obligations and Funded Status
The following table presents, for the fiscal years noted, a summary of the changes in the projected benefit obligation, plan assets and funded status of the Company's pension plan:

	Pension Benefit
(In millions)	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$126.5	$109.1
Interest cost	2.2	2.4
Plan Amendments	—	—
Foreign exchange impact	18.6	(2.9)
Actuarial (gain) loss (1)	(2.9)	21.0
Benefits paid	(3.5)	(3.1)
Benefit obligation at end of year	$140.9	$126.5

Change in plan assets:
Fair value of plan assets at beginning of year	$88.1	$88.2
Actual return on plan assets	6.6	4.7
Foreign exchange impact	13.7	(2.0)
Employer contributions	5.0	0.3
Benefits paid	(3.5)	(3.1)
Fair value of plan assets at end of year	$109.9	$88.1

Funded status:
Under funded status at end of year	$(31.0)	$(38.4)

Components of the amounts recognized in the Consolidated Balance Sheets:
Current liabilities	$—	$—
Non-current liabilities	$(30.9)	$(38.3)

Components of the amounts recognized in Accumulated other comprehensive loss before the effect of income taxes:
Prior service cost	$0.7	$0.7
Unrecognized net actuarial loss (gain)	$61.8	$63.2
Accumulated other comprehensive loss	$62.5	$63.9
(1) In fiscal 2021 and 2020, the net actuarial (gain) loss includes amounts resulting from changes in actuarial assumptions utilized to calculate our benefit plan obligations such as the weighted-average discount rate.

The accumulated benefit obligation for the Company's pension plan totaled $135.5 million and $123.9 million as of fiscal 2021 and fiscal 2020, respectively.

The following table is a summary of the annual cost of the Company's pension plan:
71 2021 Annual Report

Components of Net Periodic Benefit Costs and Other Changes Recognized in Other Comprehensive Income (Loss):
(In millions)	2021	2020	2019
Interest cost	$2.2	$2.4	$2.7
Expected return on plan assets	(4.6)	(4.4)	(4.5)
Amortization of prior service costs	0.1	0.1	0.1
Amortization of net (gain)/loss	5.3	3.2	2.7
Net periodic benefit cost	$3.0	$1.3	$1.0

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
(In millions)	2021	2020
Net actuarial (gain) loss	$(4.9)	$20.6
Net amortization	3.5	(4.8)
Total recognized in other comprehensive loss	$(1.4)	$15.8

The net actuarial loss, included in accumulated other comprehensive loss (pretax), expected to be recognized in net periodic benefit cost during fiscal 2022 is $4.8 million.

Actuarial Assumptions
The weighted-average actuarial assumptions used to determine the benefit obligation amounts and the net periodic benefit cost for the Company's pension plan are as follows:

Weighted-average assumptions used in the determination of net periodic benefit cost:
(Percentages)	2021	2020	2019
Discount rate	1.66	2.39	2.87
Compensation increase rate	2.75	3.20	3.10
Expected return on plan assets	4.80	4.80	4.80

Weighted-average assumptions used in the determination of the projected benefit obligations:
Discount rate	1.99	1.66	2.39
Compensation increase rate	3.20	2.75	3.20

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

The Company utilizes independent investment managers to assist with investment decisions within the overall guidelines of the investment strategy. The target asset allocation at the end of fiscal 2021 and asset categories for the Company's pension plan for fiscal 2021 and 2020 are as follows:
Herman Miller, Inc. and Subsidiaries 72

Asset Category	Targeted Asset Allocation Percentage		Percentage of Plan Assets at Year End
	2021	2020	2021	2020
Fixed income	31%	35%	32%	37%
Common collective trusts	69%	65%	68%	63%
Total			100%	100%

(In millions)		May 29, 2021
Asset Category		Level 1	Level 2	Total
Cash and cash equivalents		0.7	—	0.7
Foreign government obligations		—	34.2	34.2
Common collective trusts-balanced		—	75.0	75.0
Total		$0.7	$109.2	$109.9

(In millions)		May 30, 2020
Asset Category		Level 1	Level 2	Total
Foreign government obligations		—	31.4	31.4
Common collective trusts-balanced		—	56.7	56.7
Total		$—	$88.1	$88.1
73 2021 Annual Report

Cash Flows
The Company reviews pension funding requirements to determine the contribution to be made in the next year. Actual contributions will be dependent upon investment returns, changes in pension obligations and other economic and regulatory factors. During fiscal 2021 and fiscal 2020, the Company made total cash contributions of $5.4 million to its benefit plans.

The Company expects to contribute approximately $5.8 million to our benefit plans in fiscal 2022. The following represents a summary of the benefits expected to be paid by the plans in future fiscal years. These expected benefits were estimated based on the same actuarial valuation assumptions used to determine benefit obligations at May 29, 2021.

(In millions)	Pension Benefits
2022	$3.9
2023	$3.9
2024	$4.0
2025	$4.0
2026	$4.1
2027-2031	$21.3

Profit Sharing, 401(k) Plan, and Core Contribution
Substantially all of the Company’s domestic employees are eligible to participate in a defined contribution retirement plan, primarily the Herman Miller, Inc. profit sharing and 401(k) plan (the "plan"). Employees under the plan are eligible to begin participating on their date of hire. Effective June 2017, the Company matches 100 percent of employee contributions to their 401(k) accounts up to 3 percent of their pay which was subsequently increased to 4 percent in September 2017 for all eligible employees. A core contribution of 4 percent is also included for most participants of the plan. There was an additional 1 percent contribution added to the quarterly Core Contribution for the quarter prior to the increased Employer Matching Contribution effective September 3, 2017. During the fourth quarter of fiscal 2020, the Company elected to temporarily suspend the Company's Core Contribution and 401(k) matches in order to reduce costs and preserve liquidity. The Company reinstated the previously suspended employer-paid retirement plan contributions in the fourth quarter of fiscal 2021, and has also elected to make a catch-up contribution for the employer-paid retirement plan contributions that were suspended for a majority of fiscal 2020.

There were no Herman Miller, Inc. profit sharing contributions made in fiscal 2021, fiscal 2020 or fiscal 2019. The expense recorded for the Company's 401(k) matching and core contributions was $23.7 million, $22.2 million and $25.4 million in fiscal years 2021, 2020 and 2019, respectively.

9. Common Stock and Per Share Information
The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three fiscal years:

(In millions, except shares)	2021	2020	2019
Numerator:
Numerator for both basic and diluted EPS, Net earnings (loss) attributable to Herman Miller, Inc.	$173.1	$(9.1)	$160.5

Denominator:
Denominator for basic EPS, weighted-average common shares outstanding	58,931,268	58,920,653	59,011,945
Potentially dilutive shares resulting from stock plans	458,330	—	369,846
Denominator for diluted EPS	59,389,598	58,920,653	59,381,791

Herman Miller, Inc. and Subsidiaries 74

Equity awards of 207,365 shares, 142,224 shares and 218,037 shares of common stock were excluded from the denominator for the computation of diluted earnings per share for the fiscal years ended May 29, 2021, May 30, 2020 and June 1, 2019, respectively, because they were anti-dilutive.

Common Stock
The Company has a share repurchase plan authorized by the Board of Directors on January 16, 2019, which provides a share repurchase authorization of $250.0 million with no specified expiration date. The approximate dollar value of shares available for purchase under the plan at May 29, 2021 was $236.7 million. During fiscal year 2021, 2020, and 2019, shares repurchased and retired under the current and past repurchase plans totaled 38,931, 641,192, and 1,326,023 shares respectively.

10. Stock-Based Compensation
The Company utilizes equity-based compensation incentives as a component of its employee and non-employee director and officer compensation philosophy. Currently, these incentives consist principally of stock options, restricted stock, restricted stock units and performance share units. The Company issues shares in connection with its share-based compensation plans from authorized, but unissued, shares. At May 29, 2021 there were 7,182,670 shares authorized under the various stock-based compensation plans.The Company also offers a stock purchase plan for its domestic and certain international employees.

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

The Company classifies pre-tax stock-based compensation expense primarily within Operating expenses in the Consolidated Statements of Comprehensive Income. Pre-tax compensation expense and the related income tax benefit for all types of stock-based programs were as follows for the periods indicated:

(In millions)	May 29, 2021	May 30, 2020	June 1, 2019
Employee stock purchase program	$0.4	$0.3	$0.3
Stock option plans	3.7	0.6	(0.4)
Restricted stock units	4.1	3.9	4.6
Performance share units	0.8	(2.1)	2.8
Total	$9.0	$2.7	$7.3
Tax benefit	$2.0	$0.5	$1.6
As of May 29, 2021, total pre-tax stock-based compensation cost not yet recognized related to non-vested awards was approximately $13.7 million. The weighted-average period over which this amount is expected to be recognized is 1.5 years.

Employee Stock Purchase Program
Under the terms of the Company's Employee Stock Purchase Plan, 4 million shares of authorized common stock were reserved for purchase by plan participants at 85 percent of the market price. Shares of common stock purchased under the employee stock purchase plan were 71,468, 70,145, and 62,957 for the fiscal years ended 2021, 2020 and 2019 respectively.

Stock Options
The Company grants options to purchase the Company's stock to certain key employees and non-employee directors under its Long-Term Incentive Plan, as amended (the "LTIP") at a price not less than the market price of the Company's common stock on the date of grant. Under the current award program, all options become exercisable between one
75 2021 Annual Report

year and three years from date of grant and expire ten years from date of grant. Most options are subject to graded vesting with the related compensation expense recognized on a straight-line basis over the requisite service period.

In fiscal 2021 there was one stock option valuation date, but two valuations. In fiscal 2020 were no stock option grants awarded to employees or non-employee directors. In fiscal 2019 there were two separate stock option valuation dates. Therefore the table below has been presented with the assumptions relevant to each valuation date. The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. In determining these values, the following weighted-average assumptions were used for the options granted during the fiscal years indicated:

	2021	2020	2019
Risk-free interest rates (1)	2.30-2.47%	N/A	2.65-2.70%
Expected term of options (2)	3.8-4.1 years	N/A	4.4 years
Expected volatility (3)	43-44%	N/A	27%
Dividend yield (4)	1.99%	N/A	2.18-2.33%
Weighted-average grant-date fair value of stock options:
Granted with exercise prices equal to the fair market value of the stock on the date of grant	$6.10	N/A	$8.05
Granted with exercise prices greater than the fair market value of the stock on the date of grant	$5.62	N/A	N/A
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
(4) Represents the quarterly dividend divided by the three-month average stock price as of February 28, 2020.

The following is a summary of the transactions under the Company's stock option plan:

	Shares Under Option	Weighted-Average Exercise Prices	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Term (Years)
Outstanding at May 30, 2020	361,416	$32.80	$0.2	5.8
Granted at market	1,409,792	$22.9
Exercised	(86,238)	$30.81
Forfeited or expired	(11,598)	$22.53
Outstanding at May 29, 2021	1,673,372	$24.63	$38.8	8.56
Ending vested + expected to vest	1,673,372	$24.63	$38.8	8.56
Exercisable at end of period	230,462	$32.55	$3.5	5.35

The weighted-average remaining recognition period of the outstanding stock options at May 29, 2021 was 1.62 years. The total pre-tax intrinsic value of options exercised during fiscal 2021, 2020 and 2019 was $0.5 million, $5.5 million and $3.3 million, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company's closing stock price as of the end of the period presented, which would have been received by the option holders had all option holders exercised in-the-money options as of that date. Total cash received during fiscal 2021 from the exercise of stock options was approximately $3 million.

Restricted Stock Units
The Company grants restricted stock units to certain key employees under its LTIP. This program provides that the actual number of restricted stock units awarded is based on the value of a portion of the participant's long-term incentive compensation divided by the fair value of the Company's stock on the date of grant. The awards generally cliff-vest after a three-year service period, with prorated vesting under certain circumstances and full or partial accelerated vesting upon retirement. Awards granted in fiscal 2021 had a graded vesting schedule of 25% after the first year, 25% after the second year, and the remaining 50% after the third year. Each restricted stock unit represents one equivalent share of the Company's common stock to be awarded, free of restrictions, after the vesting period. Compensation expense related to these awards is recognized over the requisite service period, which includes any
Herman Miller, Inc. and Subsidiaries 76

applicable performance period. Dividend equivalent awards are credited quarterly. The units do not entitle participants to the rights of stockholders of common stock, such as voting rights, until shares are issued after vesting.
77 2021 Annual Report

The following is a summary of restricted stock unit transactions for the fiscal years indicated:

	Share Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Term (Years)
Outstanding at May 30, 2020	243,774	$37.02	$5.6	1.3
Granted	307,652	$26.71
Forfeited	(6,955)	$32.36
Released	(60,460)	$33.98
Outstanding at May 29, 2021	484,011	$30.84	$23.1	1.4
Ending vested + expected to vest	484,011	$30.84	$23.1	1.4

The weighted-average remaining recognition period of the outstanding restricted stock units at May 29, 2021, was 1.4 years. The fair value of the share units that vested during the twelve months ended May 29, 2021, was $1.5 million. The weighted average grant-date fair value of restricted stock units granted during 2021, 2020, and 2019 was $26.71, $44.70 and $37.81 respectively.

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

The following is a summary of performance share unit transactions for the fiscal years indicated:

	Share Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Term (Years)
Outstanding at May 30, 2020	384,537	$37.95	$8.9	1.3
Granted	84,989	$37.21
Forfeited	(52,914)	$24.76
Released	(48,553)	$23.67
Outstanding at May 29, 2021	368,059	$41.54	$17.6	1.1
Ending vested + expected to vest	368,059	$41.54	$17.6	1.1

The weighted-average remaining recognition period of the outstanding performance share units at May 29, 2021, was 1.3 years. The fair value for shares that vested during the twelve months ended May 29, 2021, was 1.1 million. The weighted average grant-date fair value of performance share units granted during 2021, 2020, and 2019 was $37.21, $45.71, and $36.37 respectively.

Deferred Compensation Plan
The Herman Miller, Inc. Executive Equalization Retirement Plan is a supplemental deferred compensation plan and was made available for salary deferrals and Company contributions beginning in January 2008. The plan is available to a select group of management or highly compensated employees who are selected for participation by the Executive Compensation Committee of the Board of Directors. The plan allows participants to defer up to 50 percent of their base salary and up to 100 percent of their incentive cash bonus. Company contributions to the plan “mirror” the amounts the Company would have contributed to the various qualified retirement plans had the employee's compensation not been above the IRS statutory ceiling ($290,000 in 2021). The Company does not guarantee a rate of return for these funds. Instead, participants make investment elections for their deferrals and Company contributions. Investment options are closely aligned to those available under the Herman Miller Profit Sharing and 401(k) Plan.
Herman Miller, Inc. and Subsidiaries 78

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

Director Fees
Company directors may elect to receive their director fees in one or more of the following forms: cash, deferred compensation in the form of shares or other selected investment funds, unrestricted Company stock at the market value at the date of election or stock options that vest in one year and expire in 10 years. The exercise price of the stock options granted may not be less than the market price of the Company's common stock on the date of grant. Under the plan, the Board members received the following shares or options in the fiscal years indicated:

	2021	2020	2019
Shares of common stock	3,013	7,769	10,185
Shares through the deferred compensation program	—	1,045	7,619

11. Income Taxes
The components of (loss) earnings before income taxes are as follows:

(In millions)	2021	2020	2019
Domestic	$133.2	$(75.6)	$136.2
Foreign	93.2	62.2	58.9
Total	$226.4	$(13.4)	$195.1

The provision (benefit) for income taxes consists of the following:

(In millions)	2021	2020	2019
Current: Domestic - Federal	$13.2	$12.0	$19.0
Domestic - State	5.2	5.7	6.4
Foreign	22.8	13.3	12.9
	41.2	31.0	38.3
Deferred: Domestic - Federal	10.1	(16.8)	1.0
Domestic - State	1.3	(3.9)	(0.2)
Foreign	(4.7)	(4.3)	0.5
	6.7	(25.0)	1.3
Total income tax provision	$47.9	$6.0	$39.6

The following table represents a reconciliation of income taxes at the United States statutory rate of 21% with the effective tax rate as follows:
79 2021 Annual Report

(In millions)	2021	2020	2019
Income taxes computed at the United States Statutory rate	$47.5	$(2.8)	$41.0
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal income tax benefit	5.6	1.4	4.9
Non-deductible goodwill impairment	—	17.1	—
Gain on consolidation of equity method investments	—	(5.5)	—
U.S. tax liability on undistributed foreign earnings due to the Tax Act	—	—	(2.6)
Foreign-derived intangible income	(2.1)	(1.4)	(3.1)
Global intangible low-taxed income	7.9	5.9	6.9
Foreign statutory rate differences	2.6	0.7	1.9
Research and development incentives	(3.2)	(4.4)	(5.3)
Foreign offshore income claim	(0.7)	(1.7)	(0.7)
Foreign tax credit	(10.3)	(5.8)	(5.7)
Foreign withholding taxes and other miscellaneous foreign taxes	1.0	2.7	0.8
Other, net	(0.4)	(0.2)	1.5
Income tax expense	$47.9	$6.0	$39.6
Effective tax rate	21.2%	(44.9)%	20.3%

Herman Miller, Inc. and Subsidiaries 80

The tax effects and types of temporary differences that give rise to significant components of the deferred tax assets and liabilities at May 29, 2021 and May 30, 2020, are as follows:

(In millions)	2021	2020
Deferred tax assets:
Compensation-related accruals	$11.1	$14.2
Accrued pension and post-retirement benefit obligations	9.2	9.6
Deferred revenue	5.5	3.7
Inventory related	3.7	3.9
Other reserves and accruals	7.5	7.9
Warranty	14.1	14.0
State and local tax net operating loss carryforwards and credits	1.5	2.5
Federal net operating loss carryforward	1.1	1.2
Foreign tax net operating loss carryforwards and credits	8.9	8.4
Accrued step rent and tenant reimbursements	0.6	0.7
Interest rate swap	3.5	6.1
Lease liability	57.0	52.5
Other	6.9	6.9
Subtotal	130.6	131.6
Valuation allowance	(8.9)	(10.6)
Total	$121.7	$121.0

Deferred tax liabilities:
Book basis in property in excess of tax basis	$38.0	$32.0
Intangible assets	46.5	43.6
Right of use lease assets	49.1	44.7
Other	3.6	3.4
Total	$137.2	$123.7
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

At May 29, 2021, the Company had state and local tax NOL carry-forwards of $19.7 million, the state tax benefit of which is $1.1 million, which have various expiration periods from 1 to 21 years. The Company also had state credits with a state tax benefit of $0.4 million, which expire in 1 to 6 years. For financial statement purposes, the NOL carry-forwards and state tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $0.7 million.

At May 29, 2021, the Company had federal NOL carry-forwards of $5.2 million, the tax benefit of which is $1.1 million, which expire in 8 years. For financial statement purposes, the NOL carry-forwards have been recognized as deferred tax assets.

At May 29, 2021, the Company had federal deferred assets of $0.8 million, the tax benefit of which is $0.2 million, which is related to an investment in a foreign joint venture. For financial statement purposes, the assets have been recognized as deferred tax assets, subject to a valuation allowance of $0.2 million.

At May 29, 2021, the Company had foreign net operating loss carry-forwards of $36.1 million, the tax benefit of which is $8.6 million, which have expiration periods from 7 years to an unlimited term. The Company also had foreign tax credits with a tax benefit of $0.3 million which will expire in 11 years. For financial statement purposes, the NOL carry-forwards and foreign tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $7.3 million.

81 2021 Annual Report

At May 29, 2021, the Company had foreign deferred assets of $4.0 million, the tax benefit of which is $0.7 million, which is related to various deferred taxes in Hong Kong as well as buildings in the United Kingdom. For financial statement purposes, the assets have been recognized as deferred tax assets, subject to a valuation allowance of $0.7 million.

The Company intends to repatriate $107.0 million in cash held in certain foreign jurisdictions and as such has recorded a deferred tax liability related to foreign withholding taxes on these future dividends received in the U.S. from foreign subsidiaries of $0.7 million. A significant portion of this cash was previously taxed under the U.S. Tax Cut and Jobs Act (TCJA) one-time U.S. tax liability on undistributed foreign earnings. The Company intends to remain indefinitely reinvested in the remaining undistributed earnings outside the U.S, which was $200.1 million on May 29, 2021. Determination of the total amount of unrecognized deferred income tax on the remaining undistributed earnings of foreign subsidiaries is not practicable.

The components of the Company's unrecognized tax benefits are as follows:

(In millions)
Balance at June 1, 2019	$1.9
Increases related to current year income tax positions	0.3
Decreases related to prior year income tax positions	(0.1)
Decreases related to lapse of applicable statute of limitations	(0.2)
Balance at May 30, 2020	$1.9
Increases related to current year income tax positions	0.1
Increases related to prior year income tax positions	0.4
Decreases related to lapse of applicable statute of limitations	(0.3)
Balance at May 29, 2021	$2.1

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

The Company recognizes interest and penalties related to unrecognized tax benefits through Income tax expense in its Consolidated Statements of Comprehensive Income. Interest and penalties and the related liability, which are excluded from the table above, were as follows for the periods indicated:

(In millions)	May 29, 2021	May 30, 2020	June 1, 2019
Interest and penalty expense (income)	$0.1	$0.1	$(0.3)
Liability for interest and penalties	$0.9	$0.8

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

During the year, the returns for fiscal years 2018 through 2020 have been fully accepted by the Internal Revenue Service under the Compliance Assurance Process (CAP) and the Company is awaiting final closing documentation. For the majority of the remaining tax jurisdictions, the Company is no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2018.

Herman Miller, Inc. and Subsidiaries 82

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

The carrying value and fair value of the Company's long-term debt, including current maturities, is as follows for the periods indicated:

(In millions)	May 29, 2021	May 30, 2020
Carrying value	$277.1	$591.3
Fair value	$284.8	$594.0

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

The following table sets forth financial assets and liabilities measured at fair value through net income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of May 29, 2021 and May 30, 2020:

(In millions)	May 29, 2021		May 30, 2020
Financial Assets	NAV	Quoted Prices With Other Observable Inputs (Level 2)	NAV	Quoted Prices With Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$162.2	$—	$283.7	$—
Mutual funds - equity	—	0.8	—	0.7
Foreign currency forward contracts	—	1.6	—	1.1
Deferred compensation plan	—	16.1	—	13.2
Total	$162.2	$18.5	$283.7	$15.0

Financial Liabilities
Foreign currency forward contracts	$—	$0.1	$—	$0.8
Total	$—	$0.1	$—	$0.8

The following describes the methods the Company uses to estimate the fair value of financial assets and liabilities recorded in other comprehensive income, which have not significantly changed in the current period:

83 2021 Annual Report

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

The following table sets forth financial assets and liabilities measured at fair value through other comprehensive income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of May 29, 2021 and May 30, 2020.

(In millions)	May 29, 2021	May 30, 2020
Financial Assets	Quoted Prices with Other Observable Inputs (Level 2)	Quoted Prices with Other Observable Inputs (Level 2)
Mutual funds - fixed income	$6.9	$6.3
Interest rate swap agreement	—	—
Total	$6.9	$6.3

Financial Liabilities
Interest rate swap agreement	$14.4	$25.0
Total	$14.4	$25.0

The following is a summary of the carrying and market values of the Company's fixed income mutual funds and equity mutual funds as of the dates indicated:

	May 29, 2021			May 30, 2020
(In millions)	Cost	Unrealized Gain/(Loss)	Market Value	Cost	Unrealized Gain/(Loss)	Market Value
Mutual funds - fixed income	$6.9	$—	$6.9	$6.2	$0.1	$6.3
Mutual funds - equity	0.5	0.3	0.8	0.6	0.1	0.7
Total	$7.4	$0.3	$7.7	$6.8	$0.2	$7.0

The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in the Consolidated Statements of Comprehensive Income within "Other (income) expense, net".

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
Herman Miller, Inc. and Subsidiaries 84

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

The notional amounts of the forward contracts held to purchase and sell U.S. dollars in exchange for other major international currencies were $61.9 million and $52.6 million as of May 29, 2021 and May 30, 2020, respectively. The notional amounts of the foreign currency forward contracts held to purchase and sell British pound sterling in exchange for other major international currencies were £44.5 million and £27.5 million as of May 29, 2021 and May 30, 2020, respectively. The Company also has other forward contracts related to other currency pairs at varying notional amounts.

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

The interest rate swaps were designated cash flow hedges at inception and the facts and circumstances of the hedged relationship remains consistent with the initial quantitative effectiveness assessment in that the hedged instruments remain an effective accounting hedge as of May 29, 2021. Since a designated derivative meets hedge accounting criteria, the fair value of the hedge is recorded in the Consolidated Statements of Stockholders’ Equity as a component of Accumulated other comprehensive loss, net of tax. The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings. The interest rate swap agreements are assessed for hedge effectiveness on a quarterly basis.

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

In June 2017, the Company entered into an additional interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $75.0 million with a forward start date of January 3, 2018 and a termination date of January 3, 2028. As a result of the transaction, the Company effectively converted the Company’s revolving line of credit up to the notional amount from a LIBOR-based floating interest rate plus applicable margin to a 2.387 percent fixed interest rate plus applicable margin under the agreement as of the forward start date.

The fair value of the Company’s two outstanding interest rate swap agreements was a net liability of $14.4 million and $25.0 million as of May 29, 2021 and May 30, 2020, respectively. The liability and asset fair value were recorded within "Other liabilities" and "Other noncurrent assets" within the Consolidated Balance Sheets. Recorded within Other comprehensive loss, net of tax, for the effective portion of the Company's designated cash flow hedges was a net unrealized loss of $12.6 million and $17.2 million for the fiscal years ended May 29, 2021 and May 30, 2020, respectively.

For fiscal 2021, 2020 and 2019, there were no gains or losses recognized against earnings for hedge ineffectiveness.
85 2021 Annual Report

Effects of Derivatives on the Financial Statements
The effects of derivatives on the consolidated financial statements were as follows for the fiscal years ended 2021 and 2020 (amounts presented exclude any income tax effects):

(In millions)	Balance Sheet Location	May 29, 2021	May 30, 2020
Designated derivatives:
Interest rate swap	Long-term assets: Other noncurrent assets	$—	$—
Interest rate swap	Long-term liabilities: Other liabilities	$14.4	$25.0
Non-designated derivatives:
Foreign currency forward contracts	Current assets: Other current assets	$1.6	$1.1
Foreign currency forward contracts	Current liabilities: Other accrued liabilities	$0.1	$0.8

		Fiscal Year
(In millions)	Statement of Comprehensive Income Location	May 29, 2021	May 30, 2020	June 1, 2019
(Loss) gain recognized on foreign currency forward contracts	Other expense (income), net	$0.8	$(1.1)	$0.3

The gain/(loss) recorded, net of income taxes, in Other comprehensive loss for the effective portion of designated derivatives was as follows for the periods presented below:

	Fiscal Year
(In millions)	May 29, 2021	May 30, 2020	June 1, 2019
Interest rate swap	$12.6	$(17.2)	$(12.8)

Reclassified from Accumulated other comprehensive loss into earnings within "Interest expense" for the fiscal years ended 2021, 2020, and 2019 were gains of $4.5 million and $0.8 million and a loss of $0.5 million, respectively. Pre-tax gains expected to be reclassified from Accumulated other comprehensive loss into earnings during the next twelve months are $4.5 million. The amount of gain, net of tax, expected to be reclassified out of Accumulated other comprehensive loss into earnings during the next twelve months is $3.4 million.

Investments in Equity Securities Without a Readily Determinable Fair Value
In the fourth quarter of fiscal 2019, the Company recorded a gain from a $2.1 million fair value adjustment in an investment in a technology partner, which increased the total carrying value of the investment to $3.6 million as of June 1, 2020. The gain was the result of an observable price change for a similar investment in the same entity. There were no similar gains in fiscal 2020 or 2021.
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

Herman Miller, Inc. and Subsidiaries 86

Changes in the Company's redeemable noncontrolling interest in HMCH for the years ended May 29, 2021 and May 30, 2020 are as follows:

(In millions)	May 29, 2021	May 30, 2020
Beginning Balance	$—	$20.6
Purchase of HMCH redeemable noncontrolling interests		(20.4)
Redemption value adjustment		(0.2)
Exercised options	—	—
Ending Balance	$—	$—

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

Changes in the Company's redeemable noncontrolling interest in HAY for the year ended May 29, 2021 are as follows:

(In millions)	May 29, 2021
Beginning Balance	$50.4
Dividend attributable to redeemable noncontrolling interests	(2.8)
Redemption value adjustment	15.0
Net income attributable to redeemable noncontrolling interests	5.7
Foreign currency translation adjustments	8.7
Ending Balance	$77.0

Other
The following table summarizes the valuation of our assets measured at fair value on a non-recurring basis as of May 29, 2021:

(In millions)	May 29, 2021
Assets:	Level 3
Indefinite-lived intangible assets	$97.6

The relief-from-royalty method for the quantitative impairment assessment for indefinite-lived intangible assets utilized discount rates ranging from 12.0% to 14.0% and royalty rates ranging from 2.0% to 3.0%. Based on the quantitative impairment assessment performed, the carrying value these assets exceeded their fair value, resulting in an impairment charge of $53.3 million in fiscal 2020.

See Note 1 and Note 7 to the Consolidated Financial Statements for additional information.

87 2021 Annual Report

13. Commitments and Contingencies
Product Warranties
The Company provides coverage to the end-user for parts and labor on products sold under its warranty policy and for other product-related matters. The standard length of warranty is 12 years; however, this varies depending on the product classification. The Company does not sell or otherwise issue warranties or warranty extensions as stand-alone products. Reserves have been established for various costs associated with the Company's warranty program. General warranty reserves are based on historical claims experience and other currently available information and are periodically adjusted for business levels and other factors. Specific reserves are established once an issue is identified with the amounts for such reserves based on the estimated cost of correction. The Company provides an assurance-type warranty that ensures that products will function as intended. In fiscal 2020, warranty reserves were classified as short-term liabilities. The current and long-term portions of the warranty reserve are included within "Accrued warranty," and "Other liabilities," respectively, within the consolidated balance sheets. The prior period consolidated balance sheet was reclassified in the current year to be consistent with this presentation.

Changes in the warranty reserve for the stated periods were as follows:

	Year Ended
(In millions)	May 29, 2021	May 30, 2020	June 1, 2019
Accrual Balance — beginning	$59.2	$53.1	$51.5
Accrual for warranty matters	12.8	23.7	20.7
Settlements and adjustments	(11.9)	(17.6)	(19.1)
Accrual Balance — ending	$60.1	$59.2	$53.1

Guarantees
The Company is periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one year and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies. However, the Company is ultimately liable for claims that may occur against them. As of May 29, 2021, the Company had a maximum financial exposure related to performance bonds of approximately $6.3 million. The Company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The Company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded in respect to these bonds as of either May 29, 2021 or May 30, 2020.

The Company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of May 29, 2021, the Company had a maximum financial exposure from these standby letters of credit totaling approximately $9.8 million, all of which is considered usage against the Company's revolving line of credit. The Company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded as of May 29, 2021 and May 30, 2020.

Contingencies
The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect, if any, on the Company's Consolidated Financial Statements.

As of the end of fiscal 2021, outstanding commitments for future purchase obligations approximated $70.8 million.

Herman Miller, Inc. and Subsidiaries 88

14. Operating Segments
The Company's segments consist of North America Contract, International Contract and Retail.

The North America Contract segment includes the operations associated with the design, manufacture and sale of furniture and textile products for work-related settings, including office, healthcare, and educational environments, throughout the United States and Canada. The business associated with the Company's owned contract furniture dealer is also included in the North America Contract segment. In addition to the Herman Miller brand, this segment includes the operations associated with the design, manufacture and sale of high-craft furniture products and textiles including Geiger wood products, Maharam textiles, Nemschoff, and naughtone products.

The International Contract segment includes the operations associated with the design, manufacture, and sale of furniture products, primarily for work-related settings in Europe, the Middle East and Africa ("EMEA"), Latin America and Asia-Pacific.

The Retail segment includes operations associated with the sale of modern design furnishings and accessories to third party retailers, as well as direct to consumer sales through eCommerce, direct-mail catalogs, DWR studios and HAY stores.

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

Subsequent to the end of fiscal 2021, the Company implemented an organizational change that will result in a change in our reportable segments. Beginning in the first quarter of fiscal 2022, the Company will recast the historical results in reflection of the change. Below is a summary of the change:

•The activities related to the manufacture and sale of furniture products direct to consumers and to third-party retailers that currently reside within the International Contract segment will move to the Retail segment.
•The operations associated with the design, manufacture and sale of furniture products for work-related settings in Latin America will move to the North America Contract segment to form a new Americas Contract segment.
•Operations of the DWR Contract business, a division of DWR that sells design furnishings and accessories for use in work-related settings will move into the Americas Contract segment.

89 2021 Annual Report

The performance of the operating segments is evaluated by the Company's management using various financial measures. The following is a summary of certain key financial measures for the years indicated:

	Year Ended
(In millions)	May 29, 2021	May 30, 2020	June 1, 2019
Net Sales:
North America Contract	$1,194.0	$1,598.2	$1,686.5
International Contract	669.0	502.8	492.2
Retail	602.1	385.6	388.5
Total	$2,465.1	$2,486.6	$2,567.2
Depreciation and Amortization:
North America Contract	$53.5	$46.7	$46.8
International Contract	22.1	17.4	10.5
Retail	11.6	14.7	14.1
Corporate	—	0.7	0.7
Total	$87.2	$79.5	$72.1
Operating Earnings (Loss):
North America Contract	$74.1	$130.9	$189.7
International Contract	93.0	18.2	57.8
Retail	117.2	(148.3)	5.3
Corporate	(53.7)	(39.2)	(49.3)
Total	$230.6	$(38.4)	$203.5
Capital Expenditures:
North America Contract	$44.9	$53.7	$52.7
International Contract	10.3	10.4	16.6
Retail	4.6	4.9	16.5
Corporate	—	—	—
Total	$59.8	$69.0	$85.8
Total Assets:
North America Contract	$745.3	$769.5	$733.6
International Contract	572.4	512.5	356.8
Retail	340.1	310.9	310.0
Corporate	404.1	461.0	168.9
Total	$2,061.9	$2,053.9	$1,569.3
Goodwill:
North America Contract	$187.4	$182.3	$185.3
International Contract	176.8	163.7	39.7
Retail	—	—	78.8
Corporate	—	—	—
Total	$364.2	$346.0	$303.8

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

Herman Miller, Inc. and Subsidiaries 90

The Company's product offerings consist primarily of office furniture systems, seating, freestanding furniture, storage and casegoods. These product offerings are marketed, distributed and managed primarily as a group of similar products on an overall portfolio basis. The following is a summary of net sales estimated by product category for the years indicated:

	Year Ended
(In millions)	May 29, 2021	May 30, 2020	June 1, 2019
Net Sales:
Workplace	$854.7	$1,135.8	$1,201.8
Performance Seating	784.6	646.8	708.5
Lifestyle	689.9	537.5	473.5
Other (1)	135.9	166.5	183.4
Total	$2,465.1	$2,486.6	$2,567.2
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

	Year Ended
(In millions)	May 29, 2021	May 30, 2020	June 1, 2019
Net Sales:
United States	$1,728.9	$1,795.8	$1,865.8
International	736.2	690.8	701.4
Total	$2,465.1	$2,486.6	$2,567.2

Long-lived assets:
United States	$311.1	$306.7	$422.1
International	70.6	59.6	52.2
Total	$381.7	$366.3	$474.3

The Company approximates that no single dealer accounted for more than three percent of the Company's net sales in the fiscal year ended May 29, 2021. The Company estimates that the largest single end-user customer accounted for $113.0 million, $122.9 million and $129.6 million of the Company's net sales in fiscal 2021, 2020 and 2019, respectively. This represents approximately five percent of the Company's net sales in in each of fiscal 2021, 2020 and 2019. The Company's ten largest customers in the aggregate accounted for approximately 17 percent of net sales in fiscal 2021 and 18 percent of net sales in fiscal 2020 and 2019.

Approximately 4 percent of the Company's employees are covered by collective bargaining agreements, most of whom are employees of its Nemschoff and Herman Miller Holdings Limited subsidiaries.

91 2021 Annual Report

15. Accumulated Other Comprehensive Loss
The following table provides an analysis of the changes in accumulated other comprehensive loss for the years indicated:

	Year Ended
(In millions)	May 29, 2021	May 30, 2020	June 1, 2019
Cumulative translation adjustments at beginning of period	$(56.0)	$(48.3)	$(34.1)
Other comprehensive income (loss)	52.1	(7.7)	(14.2)
Balance at end of period	(3.9)	(56.0)	(48.3)

Pension and other post-retirement benefit plans at beginning of period	(59.2)	(45.0)	(37.2)
Other comprehensive income (loss) before reclassifications (net of tax of ($.03), $3.5, and $2.0)	5.3	(16.9)	(10.0)
Reclassification from accumulated other comprehensive income - Other, net	5.5	3.3	2.6
Tax (expense) benefit	(2.0)	(0.6)	(0.4)
Net reclassifications	3.5	2.7	2.2
Net current period other comprehensive income (loss)	8.8	(14.2)	(7.8)
Balance at end of period	(50.4)	(59.2)	(45.0)

Interest rate swap agreement at beginning of period	(18.9)	(0.9)	9.9
Cumulative effect of accounting change	—	—	1.5
Other comprehensive income (loss) before reclassifications (net of tax of ($2.6), $5.8, and $5.3)	12.6	(17.2)	(12.8)
Reclassification from accumulated other comprehensive income - Other, net	(4.5)	(0.8)	0.5
Net reclassifications	(4.5)	(0.8)	0.5
Net current period other comprehensive income (loss)	8.1	(18.0)	(12.3)
Balance at end of period	(10.8)	(18.9)	(0.9)

Unrealized holding gains on securities at beginning of period	0.1	—	0.1
Cumulative effect of accounting change	—	—	(0.1)
Other comprehensive (loss) income before reclassifications	(0.1)	0.1	—
Balance at end of period	—	0.1	—

Total Accumulated other comprehensive loss	$(65.1)	$(134.0)	$(94.2)

16. Restructuring Expenses
During the fourth quarter of fiscal 2018, the Company announced a facilities consolidation plan related to its International Contract segment. This impacted certain office and manufacturing facilities in the United Kingdom and China. The plan is expected to generate cost savings of approximately $3 million. The Company recognized restructuring and impairment expenses of $5.9 million, with a net credit of $1.9 million recognized in fiscal 2021 and the remainder in fiscal 2020, 2019 and 2018. These expenses related to the facilities consolidation plan, comprised primarily of an asset impairment recorded against an office building in the United Kingdom that was vacated and the consolidation of the Company's manufacturing facilities in China. No future restructuring costs related to the plan are expected as the plan is substantially complete.

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

In the second quarter of fiscal 2020, the North America Contract segment initiated restructuring discussions with labor unions related to its Nemschoff operation in Wisconsin. To date, the Company has recorded approximately $3.1 million
Herman Miller, Inc. and Subsidiaries 92

in pre-tax restructuring expense related to this plan, with a net credit of $0.1 million recognized in fiscal 2021 and the remainder in fiscal 2020. These restructuring costs relate to potential partial outsourcing and in-sourcing strategies, long-lived asset impairments and employee-related costs. The plan is complete and no future costs related to this plan are expected.

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

The following table provides an analysis of the changes in the restructuring costs reserve for the above plans for the fiscal years ended May 30, 2020 and May 29, 2021:

(In millions)	Severance and Employee-Related	Exit or Disposal Activities	Total
June 1, 2019	$6.8	$1.1	$7.9
Restructuring Costs	9.9	1.2	$11.1
Amounts Paid	(10.8)	(1.5)	$(12.3)
May 30, 2020	$5.9	$0.8	$6.7
Restructuring Costs	(1.7)	(2.0)	$(3.7)
Amounts Paid	(3.3)	(0.1)	$(3.4)
Other*	—	1.9	$1.9
May 29, 2021	$0.9	$0.6	$1.5
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

The following table provides an analysis of the changes in the restructuring cost reserve for the May 2020 restructuring plan for the fiscal year ended May 29, 2021:

(In millions)	Severance and Employee-Related
Beginning Balance	$15.3
Restructuring Costs	3.4
Amounts Paid	(17.7)
Ending Balance	$1.0
93 2021 Annual Report

The following is a summary of restructuring expenses by segment for the fiscal years indicated:

	Year Ended
(In millions)	May 29, 2021	May 30, 2020	June 1, 2019
North America Contract	$3.8	$18.7	$7.7
International Contract	(1.1)	4.8	2.5
Retail	—	2.9	—
Total	$2.7	$26.4	$10.2

17. Variable Interest Entities
The Company has long-term notes receivable with a third-party owned dealer that are deemed to be variable interests in variable interest entity. The carrying value of these long-term notes receivable was $1.2 million and $1.5 million as of May 29, 2021 and May 30, 2020, respectively, and represents the Company’s maximum exposure to loss. The Company is not deemed to be the primary beneficiary of the variable interest entity as the entity controls the activities that most significantly impact the entity’s economic performance, including sales, marketing, and operations.

18. Quarterly Financial Data (Unaudited)
Set forth below is a summary of the quarterly operating results on a consolidated basis for the years ended May 29, 2021, May 30, 2020, and June 1, 2019.

(In millions, except per share data)		First Quarter (1)	Second Quarter (1)	Third Quarter (1)	Fourth Quarter (1)
2021	Net sales	$626.8	$626.3	$590.5	$621.5
	Gross margin	250.0	244.2	230.9	224.0
	Net earnings attributable to Herman Miller, Inc.	73.0	51.3	41.5	7.4
	Earnings per share-basic	1.24	0.87	0.70	0.12
	Earnings per share-diluted	1.24	0.87	0.70	0.12

2020	Net Sales	$670.9	$674.2	$665.7	$475.7
	Gross margin	246.1	255.5	243.3	165.8
	Net earnings attributable to Herman Miller, Inc.	48.2	78.6	37.7	(173.7)
	Earnings per share-basic	0.82	1.33	0.64	(2.95)
	Earnings per share-diluted	0.81	1.32	0.64	(2.95)

2019	Net sales	$624.6	$652.6	$619.0	$671.0
	Gross margin	225.1	235.6	221.0	248.2
	Net earnings attributable to Herman Miller, Inc.	35.8	39.3	39.2	46.2
	Earnings per share-basic	0.60	0.66	0.67	0.78
	Earnings per share-diluted	0.60	0.66	0.66	0.78
(1) For some line items, the sum of the quarters does not equal the annual balance reflected in the Consolidated Statements of Comprehensive Income due to rounding associated with the calculations on an individual quarter basis.

Herman Miller, Inc. and Subsidiaries 94

19. Subsequent Event
Acquisition of Knoll

In April, we announced that we entered into a definitive agreement with Knoll, under which Herman Miller will acquire Knoll in a cash and stock transaction valued at $1.8 billion. On July 13, 2021, the Herman Miller shareholders and Knoll stockholders approved the proposals necessary to complete the previously announced merger of Herman Miller and Knoll and the merger closed on July 19, 2021.

In connection with our acquisition of Knoll, in July, 2021, the Company entered into a syndicated revolving line of credit that provides the Company with up to $725 million in revolving variable interest borrowing capacity that matures in July, 2026, replacing our previous $500 million syndicated revolving line of credit. The Company also entered into a debt commitment letter for a five-year senior secured term loan "A" facility in an aggregate principal amount of $400 million and a seven-year senior secured term loan "B" facility in an aggregate principal amount of $625 million, the proceeds of which were used to finance a portion of the cash consideration for the acquisition of Knoll, for the repayment of certain debt of Knoll and to pay fees, costs and expenses related thereto. The Company also repaid $64 million of private placement notes due May 20, 2030.

95 2021 Annual Report

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of May 29, 2021, based on the original framework in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes the Company's internal control over financial reporting was effective as of May 29, 2021.

KPMG LLP has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included herein.

/s/ Andrea R. Owen
Andrea R. Owen
Chief Executive Officer

/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Herman Miller, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Herman Miller, Inc. and subsidiaries (the Company) as of May 29, 2021 and May 30, 2020, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended May 29, 2021, and the related notes and financial statement schedule II – Valuation and Qualifying Accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of May 29, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 29, 2021 and May 30, 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended May 29, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 29, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
97 2021 Annual Report

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

HAY tradename impairment assessment

As discussed in Note 1 to the consolidated financial statements, the indefinite-lived intangible asset balance as of May 29, 2021 was $43.1 million related to the HAY tradename. Indefinite-lived intangible assets are tested for impairment annually in the fourth quarter, or more frequently, when events or changes in circumstances indicate that the fair value of an indefinite-lived intangible asset has declined below its carrying value. To estimate the fair value of the indefinite-lived intangible assets, the Company utilizes the relief from royalty method.

We identified the evaluation of the HAY tradename for impairment as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate the selection of forecasted revenue growth rates, discount rate, and royalty rate used to estimate the fair value of the HAY tradename. Additionally, the audit effort associated with the evaluation of the HAY tradename for impairment required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s impairment evaluation for the HAY tradename, including controls over the selection of forecasted revenue growth rates, discount rate, and royalty rate used to estimate the fair value of the HAY tradename. We evaluated the reasonableness of management’s forecasted revenue growth rates by comparing the forecasts to historical revenue growth rates, considering industry conditions and growth plans. We performed sensitivity analyses to assess the impact of reasonably possible changes to the forecasted revenue growth rates, discount rate, and royalty rate assumptions on the fair value of the tradename. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s discount rate by comparing the Company’s inputs to the discount rate to publicly available data for comparable entities and assessing the overall discount rate; and

•evaluating the Company’s royalty rate by comparing the selected royalty rate to the forecasted operating margins of the sales associated with the tradename and publicly available data for comparable licensing agreements and assessing the overall royalty rate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

Chicago, Illinois
July 27, 2021
Herman Miller, Inc. and Subsidiaries 98

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
July 27, 2021

99 2021 Annual Report

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None

Item 9A Controls and Procedures

(a)	Disclosure Controls and Procedures. Under the supervision and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 29, 2021 and have concluded that as of that date, the Company's disclosure controls and procedures were effective.
(b)	Management's Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Independent Registered Public Accounting Firm. Refer to Item 8 for “Management's Report on Internal Control Over Financial Reporting.” The effectiveness of the Company's internal control over financial reporting has been audited by KPMG LLP, an independent registered accounting firm, as stated in its report included in Item 8.
(c)	Changes in Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting during the fourth quarter ended May 29, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B Other Information
None

Item 9C Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable
Herman Miller, Inc. and Subsidiaries 100

PART III
Item 10 Directors, Executive Officers and Corporate Governance
Directors, Executive Officers, Promoters and Control Persons
Information relating to directors and director nominees of the Company is contained under the caption “Director and Executive Officer Information” in the Company's definitive Proxy Statement, relating to the Company's 2021 Annual Meeting of Stockholders, and the information within that section is incorporated by reference. Information relating to executive officers of the Company is included in Part I hereof entitled “Information About Our Executive Officers.”

Compliance with Section 16(a) of the Exchange Act
Information relating to compliance with Section 16(a) of the Exchange Act is contained under the caption “Delinquent Section 16(a) Reports” in the Company's definitive Proxy Statement, relating to the Company's 2021 Annual Meeting of Stockholders, and the information within that section is incorporated by reference.

Code of Ethics
The Company has adopted a Code of Conduct that serves as the code of ethics for the executive officers and senior financial officers and as the code of business conduct for all Company directors and employees. This code is made available free of charge through the “Legal” section of the Company's website at www.hermanmiller.com. Any amendments to, or waivers from, a provision of this code applicable to any such officers will be posted to the "Legal" section of the Company's website.

Corporate Governance
Information relating to the identification of the audit committee, audit committee financial experts, and director nomination procedures of the Company is contained under the captions “Board Committees” and “Corporate Governance and Board Matters — Director Nominations” in the Company's definitive Proxy Statement, relating to the Company's 2021 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference.

Item 11 Executive Compensation
Information relating to executive compensation is contained under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination, Death, Disability, Retirement or Change in Control,” “Director Compensation,” “Director Compensation Table,” and “Executive Compensation Committee Interlocks and Insider Participation” in the Company's definitive Proxy Statement, relating to the Company's 2021 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference. The information under the caption “Compensation Committee Report” is incorporated by reference, however, such information is not deemed filed with the SEC.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The sections entitled “Voting Securities and Principal Shareholders,” “Director and Executive Officer Information,” and “Equity Compensation Plan Information” in the Company's definitive Proxy Statement, relating to the Company's 2021 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference.

101 2021 Annual Report

Item 13 Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions contained under the captions “Certain Relationships and Related Party Transactions,” and “Corporate Governance and Board Matters — Determination of Independence of Board Members” in the Company's definitive Proxy Statement, relating to the Company's 2021 Annual Meeting of Stockholders and the information within these sections is incorporated by reference.

Item 14 Principal Accountant Fees and Services
Information relating to the ratification of the selection of the Company's independent public accountants and concerning the payments to our principal accountants and the services provided by our principal accounting firm set forth under the captions "Ratification of the Audit Committee's selection of Independent Registered Public Accounting Firm" including “Disclosure of Fees Paid to Independent Auditors” in the Company's definitive Proxy Statement, relating to the Company's 2021 Annual Meeting of Stockholders, and the information within that section is incorporated by reference.
Herman Miller, Inc. and Subsidiaries 102

PART IV
Item 15 Exhibits and Financial Statement Schedule

(a)	The following documents are filed as a part of this report:

	1.	Financial Statements

	The following Consolidated Financial Statements of the Company are included in this Annual Report on Form 10-K on the pages noted:

			Page Number in this Form 10-K
	Consolidated Statements of Comprehensive Income		47
	Consolidated Balance Sheets		48
	Consolidated Statements of Stockholders' Equity		49
	Consolidated Statements of Cash Flows		50
	Notes to the Consolidated Financial Statements		51
	Management's Report on Internal Control over Financial Reporting		96
	Reports of Independent Registered Public Accounting Firms		97

	2.	Financial Statement Schedule

	The following financial statement schedule is included in this Annual Report on Form 10-K on the pages noted:

			Page Number in this Form 10-K
	Schedule II-	Valuation and Qualifying Accounts	107

	All other schedules required by Form 10-K Annual Report have been omitted because they were not applicable, included in the Notes to the Consolidated Financial Statements, or otherwise not required under instructions contained in Regulation S-X.

	3.	Exhibits

	Refer to the Exhibit Index which is included below.

103 2021 Annual Report

Exhibit Index

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

(a)
Agreement and Plan of Merger, by and among Herman Miller, Inc., Heat Merger Sub, Inc. and Knoll, Inc., dated as of April 19, 2021, is incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K Report dated April 22, 2021 (Commission File No. 001-15141).

(b)
Stock Purchase Agreement, by and between Furniture Investments Acquisitions S.C.S. and Herman Miller, Inc., dated as of April 19, 2021, is incorporated by reference to Exhibit 2.2 of the Registrant's Form 8-K Report dated April 22, 2021 (Commission File No. 001-15141).

(3)	Articles of Incorporation and Bylaws

	(a)	Restated Articles of Incorporation, dated October 8, 2018, are incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K Report dated October 8, 2018 (Commission File No. 001-15141).

	(b)	Amended and Restated Bylaws, dated April 9, 2019, are incorporated by reference to Exhibit 3 of the Registrant's Form 8-K Report dated April 9, 2019 (Commission File No. 001-15141).
Herman Miller, Inc. and Subsidiaries 104

(4)	Instruments Defining the Rights of Security Holders

	(a)	Other instruments which define the rights of holders of long-term debt individually represent debt of less than 10% of total assets. In accordance with item 601(b)(4)(iii)(A) of regulation S-K, the Registrant agrees to furnish to the SEC copies of such agreements upon request.

(b)
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, dated May 30, 2020, is incorporated by reference to Exhibit 4.B of Registrant's Form 10-K Report dated July 28, 2020 (Commission File No. 001-15141).

(10)	Material Contracts

	(a)	Credit Agreement dated as of July 19, 2021 is incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Report dated July 19, 2021 (Commission File No. 001-15141).

	(b)	2020 Herman Miller, Inc Long-Term Incentive Plan is incorporated by reference to Article 1 of the Registrant's Schedule 14A dated September 1, 2020 (Commission File No. 001-15141).(1)

(c)
Herman Miller, Inc. Nonemployee Officer and Director Deferred Compensation Plan is incorporated by reference to Exhibit 10(b) of the Registrant's Form 10-K Report dated July 26, 2016 (Commission File No. 001-15141).(1)

(d)
Form of Management Continuity Agreement of the Registrant, dated May 30, 2020, is incorporated by reference to Exhibit 10.C of Registrant's Form 10-K Report dated July 28, 2020 (Commission File No. 001-15141).(1)

	(e)	Herman Miller, Inc. Executive Equalization Retirement Plan is incorporated by reference to Exhibit 10 (d) of the Registrant's Form 10-K Report dated July 28, 2015 (Commission File No. 001-15141).(1)

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
Form of Herman Miller, Inc. 2011 Long-Term Incentive Plan HMVA Plan Performance Share Unit Award is incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q Report dated January 9, 2019 (Commission File No. 001-15141).(1)

(i)
Form of Herman Miller, Inc. 2011 Long-Term Incentive Plan TSR Performance Share Unit Award Agreement is incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-Q Report dated January 9, 2019 (Commission File No. 001-15141).(1)

105 2021 Annual Report

(j)
Form of Herman Miller, Inc. 2011 Long-Term Incentive Plan Conditional Stock Option Award is incorporated by reference to Exhibit 10(p) of the Registrant's Form 10-K Report dated July 28, 2015 (Commission File No. 001-15141).(1)

(k)
Trust Under the Herman Miller, Inc. Nonemployee Officer and Director Compensation Plan is incorporated by reference to Exhibit 10(q) of the Registrant's Form 10-K Report dated July 26, 2016 (Commission File No. 001-15141).(1)

(l)
Share Purchase Agreement dated October 8, 2019 between Herman Miller Holdings Limited and Nine United A/S is incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q Report dated October 8, 2019 (Commission File No. 001-15141).(1)

(m)
Employment Agreement between Herman Miller, Inc. and Andrea R. Owen, Chief Executive Officer, dated August 3, 2018, is incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Report dated October 10, 2018 (Commission File No. 001-15141).(1)

(n)
Stock Option Agreement between Herman Miller, Inc. and Andrea Owen is incorporated by reference to Exhibit 10.5 of the Registrant's Form 10-Q Report dated January 9, 2019 (Commission File No. 001-15141). (1)

(o)
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
Herman Miller, Inc. 2019 Executive Incentive Cash Bonus Plan dated July 15, 2019 is incorporated by reference to Exhibit 10 of the Registrant's Form 8-K Report filed July 19, 2019 (Commission File No. 001-15141).(1)

(s)
Form of Indemnification Agreement between Herman Miller, Inc. and certain employees serving as a director or officer of a foreign subsidiary, including executive officers of Herman Miller, Inc. is incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q Report dated October 8, 2019 (Commission File No. 001-15141).(1)

(t)
Fifth Amended and Restated Credit Agreement dated as of August 28, 2019 among Herman Miller, Inc., certain subsidiary borrowers, Wells Fargo Bank, National Agent, as Administrative Agent, and JPMorgan Chase Bank N.A., as Syndication Agent, is incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 8-K Report dated August 28, 2019 (Commission File No. 001-15141).

(u)
Form of Herman Miller, Inc., Long-Term Incentive Plan Operating Income Growth Performance Share Unit with TSR Modifier Award Agreement is incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q Report dated April 7, 2020 (Commission File No. 001-15141).(1)

(v)
Form of Herman Miller, Inc., Long-Term Incentive Plan Revenue Growth Performance Share Unit with TSR Modifier Award Agreement is incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q Report dated April 7, 2020 (Commission File No. 001-15141).(1)

(w)
Advisory Agreement dated August 7, 2020 by and between Herman Miller, Inc. and Gregory Bylsma is incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Report dated October 5, 2020 (Commission File No. 001-15141).

(x)
Voting and Support Agreement, by and between Herman Miller, Inc. and Furniture Investments Acquisitions S.C.S., dated as of April 19, 2021 is incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated April 22, 2021 (Commission File No. 001-15141).

Herman Miller, Inc. and Subsidiaries 106

(21)	Subsidiaries

(23)(a)	Consent of Independent Registered Public Accounting Firm

(23)(b)	Consent of Independent Registered Public Accounting Firm

(24)	Power of Attorney (included on the signature page to this Form 10-K Report)

(31)(a)	Certificate of the Chief Executive Officer of Herman Miller, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(b)	Certificate of the Chief Financial Officer of Herman Miller, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)(a)	Certificate of the Chief Executive Officer of Herman Miller, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)(b)	Certificate of the Chief Financial Officer of Herman Miller, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).
    (1) Denotes compensatory plan or arrangement.

Schedule II - Valuation and Qualifying Accounts
(In millions)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Charges to expenses or net sales	Deductions (3)	Balance at end of period
Year ended May 29, 2021:
Accounts receivable allowances — uncollectible accounts(1)	$4.3	$1.7	$(1.2)	$4.8
Accounts receivable allowances — credit memo(2)	$0.1	$—	$0.6	$0.7
Allowance for possible losses on notes receivable	$0.3	$(0.3)	$—	$—
Valuation allowance for deferred tax asset	$10.6	$(2.3)	$0.6	$8.9
Year ended May 30, 2020:
Accounts receivable allowances — uncollectible accounts(1)	$2.9	$2.3	$(0.9)	$4.3
Accounts receivable allowances — credit memo(2)	$0.6	$—	$(0.5)	$0.1
Allowance for possible losses on notes receivable	$0.3	$—	$—	$0.3
Valuation allowance for deferred tax asset	$10.4	$0.4	$(0.2)	$10.6
Year ended June 1, 2019:
Accounts receivable allowances — uncollectible accounts(1)	$2.4	$0.6	$(0.1)	$2.9
Accounts receivable allowances — credit memo(2)	$0.5	$—	$0.1	$0.6
Allowance for possible losses on notes receivable	$0.4	$(0.1)	$—	$0.3
Valuation allowance for deferred tax asset	$10.3	$0.4	$(0.3)	$10.4
107 2021 Annual Report

(1) Activity under the “Charges to expense or net sales” column are recorded within Selling, general and administrative expenses.
(2) Activity under the “Charges to expenses or net sales” column are recorded within Net sales.
(3) Represents amounts written off, net of recoveries and other adjustments. Includes effects of foreign translation.

Item 16 Form 10-K Summary
None

Herman Miller, Inc. and Subsidiaries 108

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERMAN MILLER, INC.
/s/ Jeffrey M. Stutz
By	Jeffrey M. Stutz Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory for Registrant)

Date:     July 27, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on July 27, 2021 by the following persons on behalf of the Registrant in the capacities indicated.

/s/ Michael A. Volkema	/s/ Lisa Kro
Michael A. Volkema (Chairman of the Board)	Lisa Kro (Director)

/s/ David A. Brandon	/s/ Mary Vermeer Andringa
David A. Brandon (Director)	Mary Vermeer Andringa (Director)

/s/ Douglas D. French	/s/ John R. Hoke III
Douglas D. French (Director)	John R. Hoke III (Director)

/s/ Heidi Manheimer	/s/ Andrea R. Owen
Heidi Manheimer (Director)	Andrea R. Owen (President, Chief Executive Officer, and Director)

/s/ Michael C. Smith	/s/ Jeffrey M. Stutz
Michael C. Smith (Director)	Jeffrey M. Stutz (Chief Financial Officer and Principal Accounting Officer)

/s/ Candace Matthews	/s/ Michael R. Smith
Candace Matthews (Director)	Michael R. Smith (Director)

109 2021 Annual Report