Form 10-Q
period 2021-08-28
HERMAN MILLER INC
filed 2021-10-06
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 28, 2021
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
(616) 654-3000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.20 per share	MLHR	Nasdaq Global Select Market

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

As of October 1, 2021, Herman Miller, Inc. had 75,773,618 shares of common stock outstanding.

Herman Miller, Inc.
Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements
Herman Miller, Inc.
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions, except share data)	Three Months Ended
(Unaudited)	August 28, 2021	August 29, 2020
Net sales	$789.7	$626.8
Cost of sales	512.2	376.8
Gross margin	277.5	250.0
Operating expenses:
Selling, general and administrative	306.8	139.7
Restructuring expense, net	—	(1.2)
Design and research	23.5	16.1
Total operating expenses	330.3	154.6
Operating (loss) earnings	(52.8)	95.4
Interest expense	5.6	3.7
Interest and other investment income	0.3	0.4
Other expense (income), net	12.7	(1.7)
(Loss) earnings before income taxes and equity income	(70.8)	93.8
Income tax (benefit) expense	(10.8)	20.6
Equity income from nonconsolidated affiliates, net of tax	0.1	0.2
Net (loss) earnings	(59.9)	73.4
Net earnings attributable to redeemable noncontrolling interests	1.6	0.4
Net (loss) earnings attributable to Herman Miller, Inc.	$(61.5)	$73.0

(Loss) Earnings per share — basic	$(0.93)	$1.24
(Loss) Earnings per share — diluted	$(0.93)	$1.24

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(16.0)	$30.1
Pension and post-retirement liability adjustments	2.3	1.2
Unrealized (loss) gains on interest rate swap agreement	(1.0)	0.3
Unrealized holding loss on available for sale securities	—	(0.1)
Other comprehensive (loss) income, net of tax	(14.7)	31.5
Comprehensive (loss) income	(74.6)	104.9
Comprehensive income attributable to redeemable noncontrolling interests	2.1	3.0
Comprehensive (loss) income attributable to Herman Miller, Inc.	$(76.7)	$101.9
See accompanying notes to Condensed Consolidated Financial Statements.
Herman Miller, Inc. and Subsidiaries 3

Herman Miller, Inc.
Condensed Consolidated Balance Sheets

(Dollars in millions, except share data)
(Unaudited)	August 28, 2021	May 29, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$235.1	$396.4
Short-term investments	8.0	7.7
Accounts receivable, net of allowances of $5.0 and $5.5	283.3	204.7
Unbilled accounts receivable	24.3	16.4
Inventories	446.2	213.6
Prepaid expenses	122.3	45.1
Other current assets	16.5	7.6
Total current assets	1,135.7	891.5
Property and equipment, at cost	1,464.8	1,159.7
Less — accumulated depreciation	(853.1)	(832.5)
Net property and equipment	611.7	327.2
Right-of-use assets	421.9	214.7
Goodwill	1,283.9	364.2
Indefinite-lived intangibles	493.0	97.6
Other amortizable intangibles, net of accumulated amortization of $97.7 and $68.6	446.2	105.2
Other noncurrent assets	68.1	61.5
Total Assets	$4,460.5	$2,061.9

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$327.4	$178.4
Short-term borrowings and current portion of long-term debt	22.6	2.2
Accrued compensation and benefits	92.0	90.2
Short-term lease liability	101.2	69.0
Accrued warranty	17.5	14.5
Customer deposits	106.8	43.1
Other accrued liabilities	139.3	103.4
Total current liabilities	806.8	500.8
Long-term debt	1,298.4	274.9
Pension and post-retirement benefits	45.6	34.5
Lease liabilities	376.2	196.9
Other liabilities	385.3	128.2
Total Liabilities	2,912.3	1,135.3
Redeemable noncontrolling interests	72.6	77.0
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 75,784,091 and 59,029,165 shares issued and outstanding in fiscal 2022 and 2021, respectively)	15.2	11.8
Additional paid-in capital	808.3	94.7
Retained earnings	732.6	808.4
Accumulated other comprehensive loss	(80.3)	(65.1)
Deferred compensation plan	(0.2)	(0.2)
Total Stockholders' Equity	1,475.6	849.6
Total Liabilities, Redeemable Noncontrolling Interests, and Stockholders' Equity	$4,460.5	$2,061.9
See accompanying notes to Condensed Consolidated Financial Statements.
4 Form 10-Q

Herman Miller, Inc.
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Three Months Ended
(Unaudited)	August 28, 2021	August 29, 2020
Cash Flows from Operating Activities:
Net (loss) earnings	$(59.9)	$73.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	59.7	21.2
Stock-based compensation	15.1	1.5
Pension and post-retirement expenses	(1.9)	0.7
Deferred taxes	(8.2)	(0.3)
Restructuring expense	—	(1.2)
Loss on extinguishment of debt	13.4	—
(Increase) decrease in current assets	(65.6)	3.9
(Decrease) increase in current liabilities	(5.1)	13.3
Increase (decrease) in non-current liabilities	3.5	5.2
Other, net	(2.7)	(1.8)
Net Cash (Used in) Provided by Operating Activities	(51.7)	115.9

Cash Flows from Investing Activities:
Proceeds from sale of property and dealers	—	6.4
Capital expenditures	(18.6)	(11.3)
Acquisitions, net of cash received	(1,088.5)	—
Other, net	2.4	(0.2)
Net Cash Used in Investing Activities	(1,104.7)	(5.1)

Cash Flows from Financing Activities:
Repayments of long-term debt	(50.0)	—
Proceeds from issuance of debt, net of discounts	1,007.0	—
Payments of deferred financing costs	(9.3)	—
Proceeds from credit facility	366.6	—
Repayments of credit facility	(276.6)	(265.0)
Payment of make whole premium on debt	(13.4)	—
Dividends paid	(11.1)	(12.3)
Common stock issued	2.2	0.8
Common stock repurchased and retired	(11.0)	(0.9)
Other, net	(2.8)	0.9
Net Cash Provided by (Used in) Financing Activities	1,001.6	(276.5)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6.5)	8.3
Net Decrease in Cash and Cash Equivalents	(161.3)	(157.4)

Cash and Cash Equivalents, Beginning of Period	396.4	454.0
Cash and Cash Equivalents, End of Period	$235.1	$296.6
See accompanying notes to Condensed Consolidated Financial Statements.
Herman Miller, Inc. and Subsidiaries 5

Herman Miller, Inc.
Condensed Consolidated Statements of Stockholders' Equity

	Three Months Ended August 28, 2021
(Dollars in millions, except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation Plan	Herman Miller, Inc. Stockholders' Equity
(Unaudited)	Shares	Amount
May 29, 2021	59,029,165	$11.8	$94.7	$808.4	$(65.1)	$(0.2)	$849.6
Net earnings				(61.5)			(61.5)
Other comprehensive income, net of tax					(15.2)		(15.2)
Stock-based compensation expense			15.1				15.1
Exercise of stock options	49,584		1.3				1.3
Restricted and performance stock units released	358,016						—
Employee stock purchase plan issuances	19,020		0.7				0.7
Repurchase and retirement of common stock	(267,522)		(11.0)				(11.0)
Shares issued for the acquisition of Knoll	15,843,921	3.2	685.1				688.3
Pre-combination expense from Knoll rollover	751,907	0.2	22.4				22.6
Dividends declared $0.1875 per share)				(14.3)			(14.3)
August 28, 2021	75,784,091	$15.2	$808.3	$732.6	$(80.3)	$(0.2)	$1,475.6

	Three Months Ended August 29, 2020
(Dollars in millions, except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation Plan	Herman Miller, Inc. Stockholders' Equity
(Unaudited)	Shares	Amount
May 30, 2020	58,793,275	$11.8	$81.6	$683.9	$(134.0)	$(0.3)	$643.0
Net earnings	—	—	—	73.0	—	—	73.0
Other comprehensive income, net of tax	—	—	—	—	28.9	—	28.9
Stock-based compensation expense	—	—	1.5	—	—	—	1.5
Exercise of stock options	8,133	—	0.2	—	—	—	0.2
Restricted and performance stock units released	106,607	—	—	—	—	—	—
Employee stock purchase plan issuances	25,116	—	0.6	—	—	—	0.6
Repurchase and retirement of common stock	(36,644)	—	(0.9)	—	—	—	(0.9)
Directors' fees	3,013	—	0.1	—	—	—	0.1
August 29, 2020	58,899,500	$11.8	$83.1	$756.9	$(105.1)	$(0.3)	$746.4

See accompanying notes to Condensed Consolidated Financial Statements.
6 Form 10-Q

Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share data)
(unaudited)

1. Description of Business
Herman Miller, Inc. ( the "Company") researches, designs, manufactures, sells and distributes interior furnishings for use in various environments including office, healthcare, educational and residential settings and provides related services that support companies all over the world. The Company's products are sold primarily through independent contract office furniture dealers as well as the following channels: direct customer sales, independent retailers, owned retail studios, direct-mail catalogs, owned contract office furniture dealerships and the Company's eCommerce platforms.

On July 19, 2021 the Company acquired Knoll, Inc. ("Knoll") (See Note 5. "Acquisitions"). Knoll is a leading global manufacturer of commercial and residential furniture, accessories, lighting and coverings. The Company has included the financial results of Knoll in the condensed consolidated financial statements from the date of acquisition. On July 13, 2021, the Company's Board of Directors unanimously recommended approval to shareholders of an amendment to our Restated Articles of Incorporation to change our corporate name from Herman Miller, Inc. to MillerKnoll, Inc. This proposed change is subject to shareholder approval at the upcoming shareholder meeting on October 11, 2021.

MillerKnoll is a collective of dynamic brands that comes together to design the world we live in. Powering the world's most dynamic design brands, MillerKnoll includes Herman Miller® and Knoll®, plus Colebrook Bosson Saunders®, DatesWeiser®, Design Within Reach®, Edelman® Leather, Fully®, Geiger®, HAY®, Holly Hunt®, KnollExtra®, Knoll Office, KnollStudio® , KnollTextiles®, Maars® Living Walls, Maharam®, Muuto®, naughtone®, and Spinneybeck®|FilzFelt®. Together we are redefining modern design for the 21st century.

Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared by Herman Miller, Inc. (“the Company”) in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Management believes the disclosures made in this document are adequate with respect to interim reporting requirements. Unless otherwise noted or indicated by the context, all references to "Herman Miller," "MillerKnoll," "Herman Miller Group," "we," "our," "Company" and similar references are to Herman Miller, Inc., its predecessors, and controlled subsidiaries.

The accompanying unaudited Condensed Consolidated Financial Statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly the financial position of the Company as of August 28, 2021. Operating results for the three months ended August 28, 2021 are not necessarily indicative of the results that may be expected for the year ending May 28, 2022 ("fiscal 2022"). It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 29, 2021 ("fiscal 2021"). All intercompany transactions have been eliminated in the Condensed Consolidated Financial Statements. The financial statements of equity method investments are not consolidated.

Segment Reorganization
Effective as of May 30, 2021, the beginning of fiscal year 2022, the Company implemented an organizational change that resulted in a change in the reportable segments. The Company has recast historical results to reflect this change. Below is a description of each reportable segment. Intersegment sales are eliminated within each segment, with the exception of sales to and from the Knoll segment, which are presented as intersegment eliminations.

•Global Retail – reflects the legacy North America Retail segment and now includes International Retail
Herman Miller, Inc. and Subsidiaries 7

•Americas Contract ("Americas") – reflects the legacy Herman Miller North America Contract segment combined with Latin America and Design Within Reach Contract
•International Contract ("International") – reflects global Contract activity outside the Americas, excluding the international activity of Knoll
•Knoll – the Knoll segment includes the global operations associated with the design, manufacture, and sale of furniture products within the Knoll constellation of brands. The acquired Knoll business will initially be reflected as a stand-alone segment.

2. Recently Issued Accounting Standards
Recently Adopted Accounting Standards
On May 30, 2021, the Company adopted ASU No. 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." This update eliminates, adds and clarifies certain disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The eliminated disclosures include (a) the amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit costs over the next fiscal year and (b) the effects of a one percentage point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for post-retirement health care benefits. Additional disclosures include descriptions of significant gains and losses affecting the benefit obligation for the period. The adoption of this guidance did not have a material effect on our consolidated financial statements and additional disclosures will be made in our annual report.

On May 30, 2021, the Company adopted ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This update removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. The update also adds guidance to reduce complexity in certain areas. The adoption of this guidance did not have a material impact on the Company's financial statements.

Recently Issued Accounting Standards Not Yet Adopted
The Company evaluates all Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board ("FASB") for consideration of their applicability to our consolidated financial statements. We have assessed all ASUs issued but not yet adopted and concluded that those not disclosed are not relevant to the Company or are not expected to have a material impact.

3. Revenue from Contracts with Customers
Disaggregated Revenue
Revenue disaggregated by contract type is provided in the table below:

	Three Months Ended
(In millions)	August 28, 2021	August 29, 2020
Net Sales:
Single performance obligation
Product revenue	$736.3	$543.3
Multiple performance obligations
Product revenue	49.6	78.4
Service revenue	1.9	3.1
Other	1.9	2.0
Total	$789.7	$626.8

The Company internally reports and evaluates products based on the categories Workplace, Performance Seating, Lifestyle and Other. A description of these categories is included below.

8 Form 10-Q

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

Revenue disaggregated by product type and reportable segment is provided in the table below:

	Three Months Ended
(In millions)	August 28, 2021	August 29, 2020
Americas Contract:
Workplace	$176.4	$213.7
Performance Seating	84.9	86.7
Lifestyle	32.7	32.8
Other	31.3	36.9
Total Americas Contract	$325.3	$370.1

International Contract:
Workplace	$25.7	$31.7
Performance Seating	49.2	43.7
Lifestyle	22.5	17.8
Other	1.6	0.8
Total International Contract	$99.0	$94.0

Retail:
Workplace	$3.5	$2.3
Performance Seating	61.1	57.6
Lifestyle	147.6	103.0
Other	0.4	(0.2)
Total Retail	$212.6	$162.7

Knoll:
Workplace	$75.2	$—
Performance Seating	12.1	—
Lifestyle	56.4	—
Other	12.7	—
Total Knoll	$156.4	$—

Intersegment sales elimination	$(3.6)	$—

Total	$789.7	$626.8

Refer to Note 16 of the Condensed Consolidated Financial Statements for further information related to our reportable segments.

Herman Miller, Inc. and Subsidiaries 9

Contract Balances
Customers may make payments before the satisfaction of the Company's performance obligation and recognition of revenue. These payments represent contract liabilities and are included within the caption “Customer deposits” in the Condensed Consolidated Balance Sheets. During the three months ended August 28, 2021 and August 29, 2020, the Company recognized Net sales of $41.1 million and $18.1 million related to customer deposits that were included in the balance sheet as of May 29, 2021 and May 30, 2020, respectively. The Company assumed a contract liability of $55.5 million related to the acquisition of Knoll, Inc on July 19, 2021.

4. Leases
The components of lease expense are provided in the table below:

	Three Months Ended
(In millions)	August 28, 2021	August 29, 2020
Operating lease costs	$17.9	$11.0
Short-term lease costs	1.6	0.8
Variable lease costs*	2.5	1.6
Total	$22.0	$13.4
*Not included in the table above for the three months ended August 28, 2021 and August 29, 2020 are variable lease costs of $20.7 million and $16.9 million, respectively, for raw material purchases under certain supply arrangements that the Company has determined meet the definition of a lease.

At August 28, 2021, the Company had no financing leases.

The undiscounted annual future minimum lease payments related to the Company's right-of-use assets are summarized by fiscal year in the following table:

(In millions)
2022	$88.5
2023	83.5
2024	74.3
2025	65.8
2026	50.3
Thereafter	153.8
Total lease payments*	$516.2
Less interest	38.8
Present value of lease liabilities	$477.4
*Lease payments exclude $3.9 million of legally binding minimum lease payments for leases signed but not yet commenced.

The long-term portion of the lease liabilities included in the amounts above is $376.2 million and the remainder of the lease liabilities are included in "Other accrued liabilities" in the Condensed Consolidated Balance Sheets.

At August 28, 2021, the weighted average remaining lease term and weighted average discount rate for operating leases were 7 years and 2.4%, respectively.

Supplemental cash flow and other information related to leases are provided in the table below:

	Three Months Ended
(In millions)	August 28, 2021	August 29, 2020
Operating cash flows used for operating leases	$16.7	$11.1
Right-of-use assets obtained in exchange for new liabilities	$20.0	$11.4

5. Acquisitions
10 Form 10-Q

Knoll, Inc.
On July 19, 2021, the Company completed its previously announced acquisition of Knoll, Inc. (“Knoll"), a leader in the design, manufacture, marketing and sale of high-end furniture products and accessories for workplace and residential markets. The Company has included the financial results of Knoll in the condensed consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition, which included financial advisory, legal, proxy filing, regulatory and financing fees, were approximately $26.7 million and were recorded in general and administrative expenses during the three months ended August 28, 2021.

Under the terms of the Agreement and Plan of Merger, each issued and outstanding share of Knoll common stock (excluding shares exercising dissenters rights, shares owned by Knoll as treasury stock, shares owned by the deal parties or their subsidiaries, or shares subject to Knoll restricted stock awards) was converted into a right to receive 0.32 shares of Herman Miller common stock and $11.00 in cash, without interest. The preliminary acquisition date fair value of the consideration transferred for Knoll was approximately $1,887.3 million, which consisted of the following (in millions, except share amounts):

	Knoll Shares	Herman Miller Shares Exchanged	Fair Value
Cash Consideration:
Shares of Knoll Common Stock issued and outstanding at July 19, 2021	49,444,825		$543.9
Knoll equivalent shares for outstanding option awards, outstanding awards of restricted common stock held by non-employee directors and outstanding awards of performance units held by individuals who are former employees of Knoll and remain eligible to vest at July 19, 2021	184,857		1.4
Total number of Knoll shares for cash consideration	49,629,682

Shares of Knoll Preferred Stock issued and outstanding at July 19, 2021	169,165		254.4

Consideration for payment to settle Knoll's outstanding debt			376.9

Share Consideration:
Shares of Knoll Common Stock issued and outstanding at July 19, 2021	49,444,825
Knoll equivalent shares for outstanding awards of restricted common stock held by non-employee directors and outstanding awards of performance units held by individuals who are former employees of Knoll and remain eligible to vest at July 19, 2021	74,857
Total number of Knoll shares for share consideration	49,519,682	15,843,921	688.3

Replacement Share-Based Awards:
Outstanding awards of Knoll Restricted Stock and Performance units relating to Knoll Common Stock at July 19, 2021			22.4

Total preliminary acquisition date fair value of consideration transferred			$1,887.3

The aggregate cash paid in connection with the Knoll acquisition was $1,176.6 million. Herman Miller funded the acquisition through cash on-hand and debt proceeds, as described in "Note 14. Short-Term Borrowings and Long-Term Debt."

Outstanding unvested restricted stock awards, performance stock awards, performance stock units and restricted stock units with a preliminary estimated fair value of $53.4 million automatically converted into Company awards. Of the total fair value, $22.4 million was preliminarily allocated to purchase consideration and $31.0 million was preliminarily allocated to future services and will be expensed over the remaining service periods on a straight-line basis. Per the terms of the converted awards any qualifying termination within the twelve months subsequent to the acquisition will result in accelerated vesting and related recognition of expense.
Herman Miller, Inc. and Subsidiaries 11

The transaction was accounted for as a business combination which requires that assets and liabilities assumed be recognized at their fair value as of the acquisition date. The purchase price allocation is preliminary and subject to change, including as a result of the valuation of inventory, property, plant and equipment, intangible assets and income taxes among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition:

(In millions)	Fair Value
Cash	$88.0
Accounts receivable	82.3
Inventories	224.4
Other current assets	37.9
Property and equipment	292.1
Right-of-use assets	202.7
Intangible assets	770.4
Goodwill	925.9
Other noncurrent assets	22.7
Total assets acquired	2,646.4

Accounts payable	150.7
Other current liabilities	131.9
Lease liabilities	177.8
Other liabilities	298.8
Total liabilities assumed	759.2
Net Assets Acquired	$1,887.2

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which is not deductible for tax purposes. Goodwill is primarily attributed to the assembled workforce of Knoll and anticipated operational synergies. Goodwill related to the acquisition was recorded within the Knoll segment at $925.9 million. Goodwill arising from the acquisition is not expected to be deductible for tax reporting purposes.

The fair values assigned to tangible assets acquired and liabilities assumed are preliminary based on management's estimates and assumptions and may be subject to change as additional information is received and certain tax matters are finalized. The primary areas that remain preliminary relate to the fair values of intangible assets acquired, certain tangible assets and liabilities acquired, income and non-income-based taxes and residual goodwill. The Company expects to finalize the valuations as soon as practicable, but not later than one year from the acquisition date.

The following table summarizes the acquired identified intangible assets, valuation method employed, useful lives and fair value, as determined by the Company at the acquisition date:

(In millions)	Valuation Method	Useful Life (years)	Fair Value
Backlog	Multi-Period Excess Earnings	Less than 1 Year	$53.4
Trade name - indefinite lived	Relief from Royalty	Indefinite	397.0
Trade name - amortizing	Relief from Royalty	5-10 Years	23.0
Designs	Relief from Royalty	9-15 years	29.0
Customer Relationships	Multi-Period Excess Earnings	2-15 years	268.0
Total			$770.4

12 Form 10-Q

The Company's Condensed Consolidated Statements of Comprehensive Income for the period ended August 28, 2021, include $156.4 million of Revenue and $45.9 million of Net Loss associated with the result of operations of Knoll from the acquisition date to August 28, 2021.

Pro Forma Results of Operations
The results of Knoll's operations have been included in the Consolidated Financial Statements beginning on July 19, 2021. The following table provides pro forma results of operations for the three months ended August 28, 2021 and August 29, 2020, as if Knoll had been acquired as of May 31, 2020. The pro forma results include certain purchase accounting adjustments such as the estimated change in depreciation and amortization expense on the acquired tangible and intangible assets. The impact of these adjustments is subject to change as valuations are finalized. The pro forma results also include the impact of incremental interest expense incurred to finance the merger. Transaction related costs, including debt extinguishment costs related to the transaction, have been eliminated from the pro forma amounts presented in both periods. Pro forma results do not include any anticipated cost savings from the integration of this acquisition. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated or that may result in the future.

	Three Months Ended
(In millions)	August 28, 2021	August 29, 2020
Net sales	$943.9	$891.8
Net earnings attributable to Herman Miller, Inc.	$(30.2)	$30.9

6. Inventories, net

(In millions)	August 28, 2021	May 29, 2021
Finished goods and work in process	$329.1	$166.7
Raw materials	117.1	46.9
Total	$446.2	$213.6
Inventories are valued at the lower of cost or market and include material, labor, and overhead. Certain inventories within our United States-based manufacturing operations are valued using the last-in, first-out (LIFO) method. Inventories of all other operations are valued using the first-in, first-out (FIFO) method.

7. Goodwill and Indefinite-Lived Intangibles
Goodwill and other indefinite-lived intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following as of August 28, 2021 and May 29, 2021:

(In millions)	Goodwill	Indefinite-lived Intangible Assets
May 29, 2021	$364.2	$97.6
Foreign currency translation adjustments	(6.2)	(1.5)
Acquisition of Knoll	925.9	396.9
August 28, 2021	$1,283.9	$493.0

Goodwill is tested for impairment at the reporting unit level annually, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. When testing goodwill for impairment, the Company may first assess qualitative factors. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is performed. The Company may also elect to bypass the qualitative testing and proceed directly to the quantitative testing. If the quantitative testing indicates that goodwill is impaired, the carrying value of goodwill is written down to fair value.

Each of the reporting units, with the exception of Knoll, were reviewed for impairment using a quantitative assessment as of March 31, 2021, our annual testing date. In performing the quantitative impairment test for fiscal year 2021, the Company determined that the fair value of its reporting units exceeded the carrying amount and, as such, these reporting units were not impaired.
Herman Miller, Inc. and Subsidiaries 13

In connection with the segment reorganization, certain of the Company’s reporting units have changed in composition, and goodwill was reallocated between such reporting units using a relative fair value approach. Accordingly, the Company performed interim goodwill impairment tests in the first quarter of 2022 for each reporting unit, with the exception of Knoll. Based on the results of the tests performed, the Company determined that the fair value of each reporting unit, as reorganized, exceeded its respective carrying amount in each case.

Goodwill related to the acquisition of Knoll was recorded within the Knoll segment at $925.9 million. This increase was offset by foreign currency translation adjustments, resulting in a goodwill balance of $1,283.9 million as of August 28, 2021.

Intangible assets with indefinite useful lives are not subject to amortization and are evaluated annually for impairment, or more frequently when events or changes in circumstances indicate that the fair value of an intangible asset may not be recoverable.

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

During the three months ended August 28, 2021, there were no identified indicators of impairment that required the Company to complete an interim quantitative impairment assessment related to any of the Company's reporting units or indefinitely-lived intangible assets.

8. Employee Benefit Plans
The following table summarizes the components of net periodic benefit cost for the Company's defined benefit pension plans:

	Pension Benefits
	Three Months Ended August 28, 2021		Three Months Ended August 29, 2020
(In millions)	Domestic	International	Domestic	International
Service cost	$0.1	$—	$—	$—
Interest cost	0.5	0.8	—	0.7
Expected return on plan assets(1)	(1.0)	(1.8)	—	(1.4)
Net amortization loss	—	1.7	—	1.6
Net periodic benefit cost	$(0.4)	$0.7	$—	$0.9
(1)The weighted-average expected long-term rate of return on plan assets is 4.98%.

9. Earnings Per Share
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share ("EPS") for the three months ended:
14 Form 10-Q

	Three Months Ended
	August 28, 2021	August 29, 2020
Numerators:
Numerator for both basic and diluted EPS, Net earnings attributable to Herman Miller, Inc. - in millions	$(61.5)	$73.0

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	66,302,214	58,831,305
Potentially dilutive shares resulting from stock plans	—	132,963
Denominator for diluted EPS	66,302,214	58,964,268
Antidilutive equity awards not included in weighted-average common shares - diluted	1,328,275	1,096,907

10. Stock-Based Compensation
The following table summarizes the stock-based compensation expense and related income tax effect for the three months ended:

	Three Months Ended
(In millions)	August 28, 2021	August 29, 2020
Stock-based compensation expense	$15.1	$1.5
Related income tax effect	$3.7	$0.3

The increase to Stock-based compensation expense was driven in part by the additional of Knoll's equity-based compensation awards. This impact includes the accelerated stock-compensation award expense related to workforce reductions as part of the Knoll integration.

Certain of the Company's equity-based compensation awards contain provisions that allow for continued vesting into retirement. Stock-based awards are considered fully vested for expense attribution purposes when the employee's retention of the award is no longer contingent on providing subsequent service.

11. Income Taxes
The Company's process for determining the provision for income taxes for the three months ended August 28, 2021 involved using an estimated annual effective tax rate which was based on expected annual income and statutory tax rates across the various jurisdictions in which it operates. The effective tax rates were 15.3% and 22.0%, respectively, for the three month periods ended August 28, 2021 and August 29, 2020. The year over year decrease in the effective tax rate for the three months ended August 28, 2021 resulted from a pre-tax book loss reported for the quarter coupled with non-deductible discrete compensation and acquisition costs in the current quarter in connection with the Knoll acquisition as compared to pre-tax book income. The same quarter of the prior year had no comparable impact from acquisitions. For the three months ended August 28, 2021, the effective tax rate is lower than the United States federal statutory rate due to the impact of the Knoll acquisition related costs creating a pre-tax loss for the quarter coupled with non-deductible discrete compensation and acquisition costs in the quarter. For the three months ended August 29, 2020, the effective tax rate was higher than the United States federal statutory rate due to United States state income taxes and the mix of earnings in tax jurisdictions that had rates that were higher than the United States federal statutory rate.

The Company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its Condensed Consolidated Statements of Comprehensive Income. Interest and penalties recognized in the Company's Condensed Consolidated Statements of Comprehensive Income were negligible for the three months ended August 28, 2021 and August 29, 2020.

The Company's recorded liability for potential interest and penalties related to uncertain tax benefits was:
Herman Miller, Inc. and Subsidiaries 15

(In millions)	August 28, 2021	May 29, 2021
Liability for interest and penalties	$0.9	$0.9
Liability for uncertain tax positions, current	$2.8	$2.1

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

For the majority of tax jurisdictions, the Company is no longer subject to state, local, or non-United States income tax examinations by tax authorities for fiscal years before 2018.

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

The carrying value and fair value of the Company's long-term debt, including current maturities, is as follows for the periods indicated:

(In millions)	August 28, 2021	May 29, 2021
Carrying value	$1,342.9	$277.1
Fair value	$1,317.2	$284.8

The following describes the methods the Company uses to estimate the fair value of financial assets and liabilities recorded in net earnings, which have not significantly changed in the current period:

Cash and cash equivalents — The Company invests excess cash in short term investments in the form of money market funds, which are valued using net asset value ("NAV").

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

The following table sets forth financial assets and liabilities measured at fair value through net income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of August 28, 2021 and May 29, 2021.

16 Form 10-Q

(In millions)	August 28, 2021		May 29, 2021
Financial Assets	NAV	Quoted Prices with Other Observable Inputs (Level 2)	NAV	Quoted Prices with Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$15.1	$—	$162.2	$—
Mutual funds - equity	—	0.8	—	0.8
Foreign currency forward contracts	—	0.1	—	1.6
Deferred compensation plan	—	17.7	—	16.1
Total	$15.1	$18.6	$162.2	$18.5

Financial Liabilities
Foreign currency forward contracts	$—	$1.1	$—	$0.1
Total	$—	$1.1	$—	$0.1

In connection with the acquisition of Knoll, the Company acquired a contingent consideration obligation related to Knoll's acquisition of Fully. The fair value measurement of the Company's contingent consideration obligation is based on significant, unobservable inputs for which little or no market data exists, and thus represents a Level 3 measurement. The contingent consideration obligation is revalued each reporting period, with changes in fair value recognized through net income. The valuation inputs utilized to estimate fair value of the contingent consideration obligation at August 28, 2021, included a discount rate of 2.5%, Fully's net sales and earnings before interest, taxes, depreciation and amortization ("EBITDA") for the period ended August 28. 2021, and projections related to Fully's net sales and EBITDA for each of the calendar years 2021 through 2023. The contingent consideration obligation's fair value at August 28, 2021 is $13.5 million. The maximum amount of contingent consideration that could be earned by Fully through 2023 is $13.8 million.

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

The following table sets forth financial assets and liabilities measured at fair value through other comprehensive income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of August 28, 2021 and May 29, 2021.

(In millions)	August 28, 2021	May 29, 2021
Financial Assets	Quoted Prices with Other Observable Inputs (Level 2)	Quoted Prices with Other Observable Inputs (Level 2)
Mutual funds - fixed income	$7.2	$6.9
Total	$7.2	$6.9

Financial Liabilities
Interest rate swap agreement	$15.7	$14.4
Total	$15.7	$14.4

The following is a summary of the carrying and market values of the Company's fixed income mutual funds and equity mutual funds as of the dates indicated:
Herman Miller, Inc. and Subsidiaries 17

	August 28, 2021			May 29, 2021
(In millions)	Cost	Unrealized Gain/(Loss)	Market Value	Cost	Unrealized Gain/(Loss)	Market Value
Mutual funds - fixed income	$7.2	$—	$7.2	$6.9	$—	$6.9
Mutual funds - equity	0.5	0.3	0.8	0.5	0.3	0.8
Total	$7.7	$0.3	$8.0	$7.4	$0.3	$7.7

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

Interest Rate Swaps
The Company enters into interest rate swap agreements to manage its exposure to interest rate changes and its overall cost of borrowing. The Company's interest rate swap agreements exchange variable rate interest payments for fixed rate payments over the life of the agreement without the exchange of the underlying notional amounts. The notional amount of the interest rate swap agreements is used to measure interest to be paid or received. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense.

The interest rate swaps were designated as cash flow hedges at inception and the facts and circumstances of the hedged relationships remain consistent with the initial quantitative effectiveness assessment in that the hedged instruments remain an effective accounting hedge as of August 28, 2021. Since a designated derivative meets hedge accounting criteria, the fair value of the hedge is recorded in the Consolidated Statements of Stockholders’ Equity as a component of "Accumulated other comprehensive loss, net of tax." The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings. The interest rate swap agreements are assessed for hedge effectiveness on a quarterly basis.

As of August 28, 2021, the Company had the following two outstanding interest rate swap agreements:

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
18 Form 10-Q

As of August 28, 2021, the fair value of the Company’s two outstanding interest rate swap agreements was a liability of $15.7 million and is recorded within "Other liabilities" in the Condensed Consolidated Balance Sheets.

The following table summarizes the effects of the interest rate swap agreements for the three months ended:

	Three Months Ended
(In millions)	August 28, 2021	August 29, 2020
(Loss) gain recognized in Other comprehensive loss (effective portion)	$(1.0)	$0.3
(Loss) reclassified from Accumulated other comprehensive loss into earnings	$(0.8)	$(1.1)

There were no gains or losses recognized in earnings for hedge ineffectiveness for the three month periods ended August 28, 2021 and August 29, 2020. The amount of loss expected to be reclassified from Accumulated other comprehensive loss into earnings during the next twelve months is $4.5 million, and net of tax is $3.4 million.

Redeemable Noncontrolling Interests
Changes in the Company's redeemable noncontrolling interest in HAY for the three months ended August 28, 2021 and August 29, 2020 are as follows:

(In millions)	August 28, 2021	August 29, 2020
Beginning Balance	$77.0	$50.4
Net income attributable to redeemable noncontrolling interests	1.6	0.4
Distributions to redeemable noncontrolling interests	(3.9)	—
Cumulative translation adjustments attributable to redeemable noncontrolling interests	0.5	2.6
Foreign currency translation adjustments	(2.6)	3.8
Ending Balance	$72.6	$57.2

13. Commitments and Contingencies
Product Warranties
The Company provides coverage to the end-user for parts and labor on products sold under its warranty policy and for other product-related matters. The specific terms, conditions and length of those warranties vary depending upon the product sold. The Company does not sell or otherwise issue warranties or warranty extensions as stand-alone products. Reserves have been established for various costs associated with the Company's warranty program. General warranty reserves are based on historical claims experience and other currently available information and are periodically adjusted for business levels and other factors. Specific reserves are established once an issue is identified with the amounts for such reserves based on the estimated cost of correction. The Company provides an assurance-type warranty that ensures that products will function as intended. As such, the Company's estimated warranty obligation is accounted for as a liability and is recorded within current and long-term liabilities within the Condensed Consolidated Balance Sheets.

Changes in the warranty reserve for the stated periods were as follows:

	Three Months Ended
(In millions)	August 28, 2021	August 29, 2020
Accrual Balance — beginning	$60.1	$59.2
Accrual for warranty matters	5.4	4.6
Settlements and adjustments	(5.8)	(3.5)
Acquired through business acquisition	10.1	—
Accrual Balance — ending	$69.8	$60.3
Herman Miller, Inc. and Subsidiaries 19

Guarantees
The Company is periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one year and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies. However, the Company is ultimately liable for claims that may occur against them. As of August 28, 2021, the Company had a maximum financial exposure related to performance bonds totaling approximately $7.3 million. The Company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The Company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded in respect to these bonds as of either August 28, 2021 or May 29, 2021.

The Company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of August 28, 2021, the Company had a maximum financial exposure from these standby letters of credit totaling approximately $15.4 million, all of which is considered usage against the Company's revolving line of credit. The Company has no history of claims, nor is it aware of circumstances that would require it to perform, under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded in respect to these arrangements as of August 28, 2021 or May 29, 2021.

Contingencies
The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect, if any, on the Company's Consolidated Financial Statements.

20 Form 10-Q

14. Short-Term Borrowings and Long-Term Debt
Short-term borrowings and long-term debt as of August 28, 2021 and May 29, 2021 consisted of the following:

(In millions)	August 28, 2021	May 29, 2021
Debt securities, 4.95%, due May 20, 2030	$—	$49.9
Syndicated revolving line of credit, due August 2024	—	225.0
Syndicated revolving line of credit, due July 2026	315.0	—
Term Loan A, 1.5625%, due July 2026	400.0	—
Term Loan B, 2.0625%, due July 2028	625.0	—
Supplier financing program	2.9	2.2
Total debt	$1,342.9	$277.1
Less: Unamortized discount and issuance costs	(21.9)	—
Less: Current portion of long-term debt	(22.6)	(2.2)
Long-term debt	$1,298.4	$274.9

As of May 29, 2021, the Company's syndicated revolving line of credit provided the Company with up to $500 million in revolving variable interest borrowing capacity and included an "accordion feature" allowing the Company to increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by up to $250 million. Outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period if borrowings are outstanding. The Company paid off the outstanding balance due on the syndicated revolving line of credit during the first quarter of 2022.

In connection with the acquisition of Knoll, in July, 2021, the Company entered into a credit agreement that provided for a syndicated revolving line of credit and two term loans. The revolving line of credit provides the Company with up to $725 million in revolving variable interest borrowing capacity that matures in July 2026, replacing the previous $500 million syndicated revolving line of credit. The term loans consist of a five-year senior secured term loan "A" facility with an aggregate principal amount of $400 million and a seven-year senior secured term loan "B" facility with an aggregate principal amount of $625 million, the proceeds of which were used to finance a portion of the cash consideration for the acquisition of Knoll, for the repayment of certain debt of Knoll and to pay fees, costs and expenses related thereto. Both term loans have a variable interest rate. The Company also repaid $64 million of private placement notes due May 20, 2030. A loss on extinguishment of debt of approximately $13.4 million was recognized as part of the repayment of the private placement notes, which represented the premium on early redemption.

Available borrowings under the syndicated revolving line of credit were as follows for the periods indicated:

(In millions)	August 28, 2021	May 29, 2021
Syndicated revolving line of credit borrowing capacity	$725.0	$500.0
Less: Borrowings under the syndicated revolving line of credit	315.0	225.0
Less: Outstanding letters of credit	15.4	9.8
Available borrowings under the syndicated revolving line of credit	$394.6	$265.2

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

Herman Miller, Inc. and Subsidiaries 21

15. Accumulated Other Comprehensive Loss
The following table provides an analysis of the changes in accumulated other comprehensive loss for the three months ended August 28, 2021 and August 29, 2020:

(In millions)	Cumulative Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Unrealized Gains on Available-for-sale Securities	Interest Rate Swap Agreement	Accumulated Other Comprehensive Loss
Balance at May 29, 2021	$(3.9)	$(50.4)	$—	$(10.8)	$(65.1)
Other comprehensive (loss) income, net of tax before reclassifications	(16.5)	—	—	(0.2)	(16.7)
Reclassification from accumulated other comprehensive loss - Other, net	—	2.5	—	(0.8)	1.7
Tax benefit	—	(0.2)	—	—	(0.2)
Net reclassifications	—	2.3	—	(0.8)	1.5
Net current period other comprehensive (loss) income	(16.5)	2.3	—	(1.0)	(15.2)
Balance at August 28, 2021	$(20.4)	$(48.1)	$—	$(11.8)	$(80.3)

Balance at May 30, 2020	$(56.0)	$(59.2)	$0.1	$(18.9)	$(134.0)
Other comprehensive income (loss), net of tax before reclassifications	27.5	—	(0.1)	1.4	28.8
Reclassification from accumulated other comprehensive loss - Other, net	—	1.4	—	(1.1)	0.3
Tax benefit	—	(0.2)	—	—	(0.2)
Net reclassifications	—	1.2	—	(1.1)	0.1
Net current period other comprehensive income (loss)	27.5	1.2	(0.1)	0.3	28.9
Balance at August 29, 2020	$(28.5)	(58.0)	$—	$(18.6)	$(105.1)

16. Operating Segments
Effective as of May 30, 2021, the beginning of fiscal year 2022, the Company implemented an organizational change that resulted in a change in the reportable segments. The Company has restated historical results to reflect this change. Below is a summary of the change in reportable segments.

•The activities related to the manufacture and sale of furniture products direct to consumers and to third-party retailers that previously resided within the International Contract segment moved to the Global Retail segment.
•The operations associated with the design, manufacture and sale of furniture products for work-related settings in Latin America moved from the International Contract segment to the North America Contract segment to form a new Americas Contract segment.
•Operations of the DWR Contract business, a division of DWR that sells design furnishings and accessories for use in work-related settings moved into the Americas Contract segment.

The Company's reportable segments now consist of Americas Contract, International Contract, Global Retail, and Knoll. Intersegment sales are eliminated within each segment, with the exception of sales to and from the Knoll segment, which are presented as intersegment eliminations.

The Americas Contract segment includes the operations associated with the design, manufacture and sale of furniture and textile products for work-related settings, including office, healthcare, and educational environments, throughout North America and South America. The business associated with the Company's owned contract furniture dealers is also included in the Americas Contract segment. In addition to the Herman Miller brand and the DWR Contract business, this segment includes the operations associated with the design, manufacture and sale of high-craft
22 Form 10-Q

furniture products and textiles including Geiger wood products, Maharam textiles, Nemschoff, naughtone and Herman Miller Collection products.

The International Contract segment includes the operations associated with the design, manufacture and sale of furniture products, primarily for work-related settings in Europe, the Middle East and Africa ("EMEA") and Asia-Pacific.

The Global Retail segment includes operations associated with the sale of modern design furnishings and accessories to third party retailers, as well as direct to consumer sales through eCommerce, direct-mail catalogs, DWR studios and HAY stores.

The Knoll segment includes the global operations associated with the design, manufacture, and sale of furniture products within the Knoll constellation of brands.

Intersegment sales are eliminated within each segment, with the exception of sales to and from the Knoll segment, which are presented as intersegment eliminations.

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

The following is a summary of certain key financial measures for the respective periods indicated:

	Three Months Ended
(In millions)	August 28, 2021	August 29, 2020
Net Sales:
Americas Contract	$325.3	$370.1
International Contract	99.0	94.0
Global Retail	212.6	162.7
Knoll	156.4	—
Intersegment Eliminations	(3.6)	—
Total	$789.7	$626.8

Operating Earnings (Loss):
Americas Contract	$10.5	$57.9
International Contract	11.3	16.2
Global Retail	27.8	31.5
Knoll	(53.6)	—
Corporate	(48.8)	(10.2)
Total	$(52.8)	$95.4

Many of the Company's assets, including manufacturing, office and showroom facilities, support multiple segments. For that reason, it is impractical to disclose asset information on a segment basis.

17. Restructuring and Integration Expense
As part of restructuring and integration activities the Company has incurred expenses that qualify as exit and disposal costs under U.S. GAAP. These include severance and employee benefit costs as well as other direct separation benefit costs. Severance and employee benefit costs primarily relate to cash severance, non-cash severance, including accelerated equity award compensation expense. The Company also incurs expenses that are an integral component of, and directly attribute to, our restructuring and integration activities, which do not qualify as exit and disposal costs under U.S. GAAP. These include integration implementation costs that relate primarily to professional fees and non-cash losses incurred on debt extinguishment.
Herman Miller, Inc. and Subsidiaries 23

The expense associated with integration initiatives are included in Selling, general and administrative and the expense associated with restructuring activities are included in Restructuring expense in the Condensed Consolidated Statements of Comprehensive Income. Non-cash costs related to debt extinguishment in the financing of the transaction is recorded in Other expense (income), net in the Condensed Consolidated Statements of Comprehensive Income.

Knoll Integration:
Following the Knoll merger the Company announced a multi-year program (the "Knoll Integration") designed to reduce costs, integrate and optimize the combined organization. The Company currently expects that the Knoll Integration will result in pre-tax costs that are expected not to exceed approximately $100 million, comprised of the following categories:

•Severance and employee benefit costs associated with plans to integrate our operating structure, resulting in workforce reductions. These costs will primarily include: severance and employee benefits (cash severance, non-cash severance, including accelerated stock-compensation award expense and other termination benefits).
•Exit and disposal activities include those incurred as a direct result of integration activities, primarily including contract and lease terminations.
•Other integration costs include professional fees and other incremental third-party expenses, including a loss on extinguishment of debt associated with financing of the merger.

For the three months ended August 28, 2021, we have incurred $55.6 million of costs related to the Knoll Integration including: $30.5 million of severance and employee benefit costs, $13.4 million of non-cash costs related to debt-extinguishment in the financing of the transaction, and $11.7 million of other integration costs.

The following table provides an analysis of the changes in liability balance for Knoll Integration costs that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and exit and disposal activities) for the three months ended August 28, 2021:

(In millions)	Severance and Employee Benefit	Exit and Disposal Activities	Total
May 29, 2021	$—	$—	$—
Integration Costs	30.5	—	30.5
Amounts Paid	(14.9)	—	(14.9)
Non-cash costs	(10.4)	—	(10.4)
August 28, 2021	$5.2	$—	$5.2

The Company's expects that a substantial portion of the liability for the Knoll Integration as of August 28, 2021 to be paid in fiscal year 2022.

The following is a summary of integration expenses by segment for the periods indicated:

	Three Months Ended
(In millions)	August 28, 2021	August 29, 2020
Americas Contract	$1.0	$—
International Contract	—	—
Retail	—	—
Knoll	29.4	—
Corporate	25.2	—
Total	$55.6	$—

Restructuring Activities:
24 Form 10-Q

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

In the second quarter of fiscal 2020, the Americas Contract segment initiated restructuring discussions with labor unions related to its Nemschoff operation in Wisconsin. To date, the Company has recorded approximately $3.1 million in pre-tax restructuring expense related to this plan, with a net credit of $0.1 million recognized in fiscal 2021 and the remainder in fiscal 2020. The plan is complete and no future costs related to this plan are expected.

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

The following table provides an analysis of the changes in the restructuring costs reserve for the above plans for the three months ended August 28, 2021:

(In millions)	Severance and Employee-Related	Exit or Disposal Activities	Total
May 29, 2021	$0.9	$0.6	$1.5
Restructuring Costs	—	—	—
Amounts Paid	(0.3)	—	(0.3)
August 28, 2021	$0.6	$0.6	$1.2

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

The following table provides an analysis of the changes in the restructuring cost reserve for the May 2020 restructuring plan for the three months ended August 28, 2021:

(In millions)	Severance and Employee-Related
May 29, 2021	$1.0
Restructuring Costs	—
Amounts Paid	(0.5)
August 28, 2021	$0.5
The following is a summary of restructuring expenses by segment for the periods indicated:
Herman Miller, Inc. and Subsidiaries 25

	Three Months Ended
(In millions)	August 28, 2021	August 29, 2020
Americas Contract	$—	$1.6
International Contract	—	(2.8)
Retail	—	—
Knoll	—	—
Total	$—	$(1.2)

18. Variable Interest Entities
The Company previously held a long-term note receivable with a third-party dealer that was deemed to be a variable interest in a variable interest entity. The carrying value of this long-term note receivable was $1.2 million as of May 29, 2021 and was paid in full during the quarter ended August 28, 2021. The Company was not deemed to be the primary beneficiary of the variable interest entity as the entity controls the activities that most significantly impact the entity’s economic performance, including sales, marketing, and operations.

26 Form 10-Q

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except share data)

The following is management's discussion and analysis of certain significant factors that affected the Company's financial condition, earnings and cash flows during the periods included in the accompanying Condensed Consolidated Financial Statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended May 29, 2021. References to “Notes” are to the footnotes included in the accompanying Condensed Consolidated Financial Statements.

Business Overview
The Company researches, designs, manufactures, sells, and distributes furnishings and accessories, for use in various environments including office, healthcare, educational, and residential settings, and provides related services that support companies all over the world. The Company's products are sold through independent contract office furniture dealers as well as the following channels: owned contract office furniture dealers, direct customer sales, independent retailers, owned retail studios and stores, direct-mail catalogs, architects and designers, and the Company's eCommerce platforms. The following is a summary of results for the three months ended August 28, 2021:

•Net sales were $789.7 million and orders were $916.5 million, representing an increase of 26.0% and 64.8%, respectively, when compared to the same quarter of the prior year. The increase in net sales was driven by the consolidation of Knoll results from the date of acquisition of July 19, 2021, as well as growth in both the Global Retail and International Contract segments, as compared to the same quarter of the prior year. This sales volume growth was offset in part by decreased volume in the Americas Contract segment. On an organic basis, which excludes the impact of acquisitions and foreign currency translation, net sales were $629.6 million(*) and orders were $747.9 million(*) , representing a decrease of 0.4%(*) and 34.5%(*) , respectively, when compared to the same quarter of the prior year.

•Gross margin was 35.1% as compared to 39.9% for the same quarter of the prior year. In the current year, this included the negative impact of charges totaling $6.3 million related to the initial purchase accounting effects of the Company's acquisition of Knoll. The decrease in gross margin was also driven by commodity cost pressures as well as rising labor and freight expenses.

•Operating expenses increased by $175.7 million or 113.6% as compared to the same quarter of the prior year. Operating expenses in the current quarter included $69 million of transaction and integration related costs associated with the Knoll acquisition and $26.2 million(*) of charges related to the initial purchase accounting effects of the merger. After excluding the impact of purchase accounting amortization and the transaction and integration related costs, the addition of Knoll increased operating expenses by $49.1 million.

•The effective tax rate was 15.3% compared to 22.0% for the same quarter of the prior year.

•Diluted loss per share was $(0.93), a 175.0% decrease as compared to the prior year. Excluding transaction and integration related costs, the amortization of purchased intangible assets, and a loss on the extinguishment of debt, adjusted diluted earnings per share was $0.49(*), a 60.5%(*) decrease as compared to prior year adjusted diluted earnings per share.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

Herman Miller, Inc. and Subsidiaries 27

The following summary includes the Company's view on the economic environment in which it operates:

•The Company's financial performance is sensitive to changes in certain input costs, including steel and steel component parts. The market price of steel in the first quarter of fiscal 2022 was higher than the same period of the prior year and negatively impacted consolidated results on a year-over-year basis. The price of steel continues to increase and is expected to unfavorably impact consolidated gross margin in fiscal 2022. Ongoing cost reduction initiatives and price increases in the first and second quarters of fiscal 2022 are expected to help offset these pressures over time.
•The Company has experienced operational challenges within its production facilities and supply networks. Broad-based shortages of production labor and rising material and freight expenses negatively impacted net sales and gross margins during the quarter.

•The Company's Global Retail segment supports a range of furniture categories aimed at the home environment. Several of these categories, including Upholstery, Workplace Furnishings, Storage, and Accessories, saw a ramp-up in demand during fiscal 2021 that has continued in the first quarter of fiscal 2022.

•Following several quarters of industry-wide declines in order volume within the North America contract furniture industry, we saw a rebound in activity this quarter driven by the implementation of initial return-to-office plans for many businesses. In addition, demand levels in the contract business outside North America continued to improve in the quarter relative to prior year levels.

The remaining sections within Item 2 include additional analysis of the three months ended August 28, 2021, including discussion of significant variances compared to the prior year periods.

COVID-19 Update
The Company continues to respond to the challenges brought about by the COVID-19 pandemic. Workplace restrictions are regionally applied based on the recommendations of local government and health authorities. While demand for the Company's products and services, particularly in the Contract channel of the business, has been adversely impacted, our multi-channel go-to-market approach has enabled us to serve customers where, and how, they need to be served. In addition, the investments we’ve made in people, technology, and products have positioned us well to capitalize on emerging opportunities as our customers' needs have changed throughout the COVID-19 crisis. This has allowed our Retail business to take advantage of the unanticipated emerging work-from-home trend as well as "home is my castle" trends as consumers are focusing on and upgrading their broader home environments. Despite this, the duration of this virus, the impact on our supply chain, future demand for our products, and related impacts remain difficult to estimate with any degree of certainty.

Employee Safety and Health
The health and well-being of employees remains top of mind. We continue to take a regional approach to restrictions based on active COVID-19 case levels and recommendations from local health authorities. Contact tracing is active in all regions to help track and control the spread of the virus. We also continue to employ a variety of other safety measures including domestic and international travel restrictions, extensive cleaning protocols, temperature and health screenings, personal protective equipment, and visitor safety guidelines. We continue to encourage vaccinations with our employees and are awaiting direction from the U.S. agencies on the recently announced proposed requirements for mandatory vaccines or weekly proof of negative COVID tests.

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
28 Form 10-Q

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

Knoll saw strong order growth bolstered by the one-year anniversary of Knoll’s eCommerce platform and the recent consolidation of Muuto into the Knoll distribution systems to simplify the order process for dealers and customers. In July, Holly Hunt introduced enhanced website functionality with an in-stock, to-the-trade, online eCommerce site. Further expansion of the site later this year will add textiles, leather, and wall coverings to the offer. Fully also introduced a new European eCommerce storefront in the quarter and saw its commercial business begin to rebound in the second half of the quarter.

Our first Herman Miller retail seating concept stores are open in Los Angeles, New York Hudson Yards, Tokyo, Austin, Chicago Fulton Market, Century City Los Angeles and Greenwich, CT. In the early days, these stores have exceeded our initial revenue and operating profit expectations as we seek to educate customers about the health benefits of ergonomic seating.

We remain uniquely positioned to serve our customers through multiple channels with the most comprehensive portfolio of products in the industry. As our customers develop their post-pandemic work plans, there is a notable shift to work being done from a number of places, with the office as a destination – a place where employees want to be rather than are required to be. We are ready to capture the many opportunities caused by this shift as our commercial customers rethink their real estate portfolios, redesign their workplaces, and seek to provide healthy and productive home work environments.

Manufacturing and Retail Operations
Manufacturing facilities continue to operate at near-normal capacity with enhanced safety precautions. All retail studios and stores are now open with full capacity. All facilities operate within the context of local guidance from government and health authorities and we will continue to adjust to ensure we are acting in accordance with these guidelines.

Reconciliation of Non-GAAP Financial Measures
This report contains non-GAAP financial measures that are not in accordance with, nor an alternative to, generally accepted accounting principles (GAAP) and may be different from non-GAAP measures presented by other companies. These non-GAAP financial measures are not measurements of our financial performance under GAAP and should not be considered an alternative to the related GAAP measurement. These non-GAAP measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Our presentation of non-GAAP measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. We compensate for these limitations by providing equal prominence of our GAAP results. Reconciliations of these non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are provided in the financial tables included within this report. The Company believes these non-GAAP measures are useful for investors as they provide financial information on a more comparative basis for the periods presented.

The non-GAAP financial measures referenced within this presentation include: Adjusted Earnings per Share and Organic Sales Growth (Decline).

Adjusted Earnings per Share represents reported diluted earnings per share excluding the impact from adjustments related to transaction and integration related charges, amortization of purchased intangibles, debt restructuring charges, restructuring expenses and other special charges or gains, including related taxes. These adjustments are described further below.

Herman Miller, Inc. and Subsidiaries 29

Organic Sales Growth represents the change in sales and orders, excluding currency translation effects and the impact of acquisitions.

Acquisition and Integration Charges: Costs related directly to the Knoll acquisition including legal, accounting and other professional fees as well as integration-related costs. Integration-related costs include severance, accelerated stock-based compensation expenses and other cost reduction efforts or reorganization initiatives.

Amortization of Purchased Intangibles: Includes expenses associated with the fair value adjustment to inventory and amortization of acquisition related intangibles acquired as part of the Knoll acquisition. The revenue generated by the associated intangible assets has not been excluded from the related non-GAAP financial measure. We exclude the impact of the amortization of purchased intangibles, including the fair value adjustment to inventory, as such non-cash amounts were significantly impacted by the size of the Knoll acquisition. Furthermore, we believe that this adjustment enables better comparison of our results as Amortization of Purchased Intangibles will not recur in future periods once such intangible assets have been fully amortized. Any future acquisitions may result in the amortization of additional intangible assets. Although we exclude the Amortization of Purchased Intangibles in these non-GAAP measures, we believe that it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation.

Debt Restructuring Charges: Includes expenses associated with the restructuring of debt as part of financing the Knoll acquisition. We excluded these items from our non-GAAP measures because they relate to a specific transaction and are not reflective of our ongoing financial performance.

Restructuring expenses: Include actions involving facilities consolidation and optimization, targeted workforce reductions, and costs associated with an early retirement program.

Special charges: Include certain costs arising as a direct result of COVID-19.

Tax Related Items: We excluded the income tax benefit/provision effect of the tax related items from our non-GAAP measures because they are not associated with the tax expense on our ongoing operating results.

30 Form 10-Q

The following tables reconcile net sales to organic net sales for the periods ended as indicated below:

	Three Months Ended
	August 28, 2021
	Americas	International	Retail	Knoll	Intersegment Elimination	Total
Net Sales, as reported	$325.3	$99.0	$212.6	$156.4	$(3.6)	$789.7
% change from PY	(12.1)%	5.3%	30.7%	N/A	N/A	26.0%

Adjustments
Acquisitions	—	—	—	$(156.4)	3.6	(152.8)
Currency Translation Effects (1)	(0.8)	(4.7)	(1.8)	—		(7.3)
Net Sales, organic	$324.5	$94.3	$210.8	$—	$—	$629.6
% change from PY	(12.3)%	0.3%	29.6%	N/A	N/A	0.4%

	Three Months Ended
	August 29, 2020
	Americas	International	Retail	Knoll	Intersegment Elimination	Total
Net Sales, as reported	$370.1	$94.0	$162.7	$—	$—	$626.8
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period

The following table reconciles earnings per share - diluted to adjusted earnings per share - diluted for the three months ended:

	Three Months Ended
	August 28, 2021	August 29, 2020
(Loss) Earnings per Share - Diluted	$(0.93)	$1.24

Non-comparable items:
Add: Special charges, after tax	—	0.01
Add: Amortization of purchased intangibles, after tax	0.37	—
Add: Acquisition and integration charges, after tax	0.90	—
Add: Debt extinguishment, after tax	0.15	—
Add: Restructuring expenses, after tax	—	(0.01)
Adjusted Earnings per Share - Diluted	$0.49	$1.24
Weighted Average Shares Outstanding (used for Calculating Adjusted Earnings per Share) – Diluted	66,302,214	58,964,268
Note: The adjustments above are net of tax. For the three months ended August 28, 2021, the tax impact of the adjustments was $0.30. For the three months ended August 29, 2020, the tax impact of the adjustments was immaterial.

Herman Miller, Inc. and Subsidiaries 31

Analysis of Results for Three Months
The following table presents certain key highlights from the results of operations for the three months ended:

	Three Months Ended
(In millions, except share data)	August 28, 2021	August 29, 2020	% Change
Net sales	$789.7	$626.8	26.0%
Cost of sales	512.2	376.8	35.9%
Gross margin	277.5	250.0	11.0%
Operating expenses	330.3	154.6	113.6%
Operating (loss) earnings	(52.8)	95.4	(155.3)%
Other expenses, net	18.0	1.6	1,025.0%
(Loss) Earnings before income taxes and equity income	(70.8)	93.8	(175.5)%
Income tax expense	(10.8)	20.6	(152.4)%
Equity income from nonconsolidated affiliates, net of tax	0.1	0.2	(50.0)%
Net (loss) earnings	(59.9)	73.4	(181.6)%
Net earnings attributable to redeemable noncontrolling interests	1.6	0.4	n/a
Net (loss) earnings attributable to Herman Miller, Inc.	$(61.5)	$73.0	(184.2)%
(Loss) Earnings per share — diluted	$(0.93)	$1.24	(175.0)%
Orders	$916.5	$556.0	64.8%
Backlog	$835.9	$400.0	109.0%

The following table presents select components of the Company's Condensed Consolidated Statements of Comprehensive Income as a percentage of net sales, for the three months ended:

	Three Months Ended
	August 28, 2021	August 29, 2020
Net sales	100.0%	100.0%
Cost of sales	64.9	60.1
Gross margin	35.1	39.9
Operating expenses	41.8	24.7
Operating (loss) earnings	(6.7)	15.2
Other expenses, net	2.3	0.3
(Loss) Earnings before income taxes and equity income	(9.0)	15.0
Income tax (benefit) expense	(1.4)	3.3
Net (loss) earnings	(7.6)	11.7
Net earnings attributable to redeemable noncontrolling interests	0.2	0.1
Net (loss) earnings attributable to Herman Miller, Inc.	(7.8)	11.6

Net Sales
The following charts present graphically the primary drivers of the year-over-year change in net sales for the three months ended August 28, 2021. The amounts presented in the graphs are expressed in millions and have been rounded.
32 Form 10-Q

Change in Net Sales

$627
$153
$45
$7
$4
$(46)
$790
Q1 FY21
Acquisitions
Retail Volume
Foreign Currency
International Volume
Americas Volume
Q1 FY22

Net sales increased $162.9 million or 26.0% in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. The following items contributed to the change:

•Increase of approximately $153 million due to the acquisition of Knoll.
•Increased sales volumes within the Global Retail segment of approximately $45 million which were broad based across each Global Retail brand and geography.
•Foreign currency translation had a positive impact on net sales of approximately $7 million.
•Decreased sales volumes within the Americas Contract ("Americas") segment of approximately $46 million, primarily due to continued impacts of the outbreak of COVID-19.

Gross Margin
Gross margin was 35.1% in the first quarter of fiscal 2022 as compared to 39.9% in the first quarter of fiscal 2021. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:

•Cost pressures from commodities, freight and product distribution costs had a negative impact on gross margin of approximately 360 basis points.
•Increased labor costs, including the impact of benefits reinstated at the end of the last fiscal year, had a negative impact on margin of approximately 110 basis points.
•Amortization of purchased intangibles related to the Knoll acquisition had a negative impact on gross margin of approximately 100 basis points.
•These factors were offset in part by favorable channel mix, which increased gross margin by approximately 100 basis points.

Operating Expenses
The following charts present graphically the primary drivers of the year-over-year change in operating expenses for the three months ended August 28, 2021. The amounts presented in the graphs are expressed in millions and have been rounded.
Herman Miller, Inc. and Subsidiaries 33

Operating expenses increased by $175.7 million or 113.6% in the first quarter of fiscal 2022 compared to the prior year period. The following factors contributed to the change:

•The acquisition of Knoll during the quarter had the following impact on Operating Expenses as compared to the prior year.
◦$27 million of transaction related costs recorded in the quarter
◦$42 million of integration related costs, which include severance and related charges for employee separations
◦Knoll operating expenses in the quarter, excluding integration related costs incurred by Knoll, contributed $49 million to the increase as compared to the same quarter in the prior year
•Compensation and benefit costs increased approximately $10 million as compared to the same period in the prior year due to the return of certain employee benefits that were temporarily suspended during the first quarter of the prior year to mitigate the financial impacts of the COVID-19 pandemic.
•Studio costs increased approximately $8 million driven by increased lease expense within the Global Retail segment.
•Increased marketing and selling costs of approximately $6 million, driven by both the Global Retail and Americas segments.

Other Income/Expense
During the three months ended August 28, 2021, net other expense was $18.0 million. This compares to net other income of $1.6 million in the same period of the prior year, representing an unfavorable change of $19.6 million. A loss on extinguishment of debt of approximately $13.4 million, which represented the premium on early redemption as well as increased interest expense of $5.6 million, related to higher levels of debt taken to finance the acquisition of Knoll, contributed to the increased expense as compared to the same quarter in the prior year.

Income Taxes
See Note 11 of the Condensed Consolidated Financial Statements for additional information.

34 Form 10-Q

Operating Segment Results
The business is comprised of various operating segments as defined by generally accepted accounting principles in the United States. These operating segments are determined on the basis of how the Company internally reports and evaluates financial information used to make operating decisions. The segments identified by the Company are Americas Contract, International Contract, Global Retail, and Knoll. Unallocated expenses are reported within the Corporate category. For descriptions of each segment, refer to Note 16 of the Condensed Consolidated Financial Statements.

The charts below present the relative mix of Net sales and Operating earnings across each of the Company's segments during the three month period ended August 28, 2021. This is followed by a discussion of the Company's results, by reportable segment. The amounts presented in the charts are in millions and have been rounded.

Herman Miller, Inc. and Subsidiaries 35

Americas Contract ("Americas")

	Three Months Ended
(Dollars in millions)	August 28, 2021	August 29, 2020	Change
Net sales	$325.3	$370.1	$(44.8)
Gross margin	100.1	139.0	(38.9)
Gross margin %	30.8%	37.6%	(6.8)%
Operating earnings	10.5	57.9	(47.4)
Operating earnings %	3.2%	15.6%	(12.4)%

For the three month comparative period, net sales decreased 12.1%, or 12.3%(*) on an organic basis, over the prior year period due to:

•Decreased sales volumes within the segment of approximately $45.3 million, primarily due to the continued impact of the COVID-19 pandemic; partially offset by
•The impact of foreign currency translation which increased sales by approximately $1 million.

For the three month comparative period, operating earnings decreased $47.4 million, or 81.9%, over the prior year period due to:

•Decreased gross margin of $38.9 million due to decreased sales volumes and a decrease in gross margin percentage of 680 basis points. The decrease in gross margin percentage was due primarily to the impact of higher commodity, labor, freight and product distribution costs; and
•Increased operating expenses of $8.5 million driven primarily by increased compensation and benefit costs of approximately $4 million, increased marketing and selling expenses of approximately $2 million and increased expense related to new product development of $2 million.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

36 Form 10-Q

International Contract ("International")

	Three Months Ended
(Dollars in millions)	August 28, 2021	August 29, 2020	Change
Net sales	$99.0	$94.0	$5.0
Gross margin	33.7	33.3	0.4
Gross margin %	34.0%	35.4%	(1.4)%
Operating earnings	11.3	16.2	(4.9)
Operating earnings %	11.4%	17.2%	(5.8)%

For the three month comparative period, net sales increased 5.3%, or 0.3%(*) on an organic basis, over the prior year period due to:

•Increased sales volume of approximately $4 million, driven primarily by growth within the Europe region.
•The impact of foreign currency translation which increased sales by approximately $5 million; partially offset by
•Price increases, net of incremental discounting, which reduced sales by $4 million. The impact of discounting was driven by increased sales volume, as a percentage of total mix, from geographies with higher discounting.

For the three month comparative period, operating earnings decreased $4.9 million, or 30.2%, over the prior year period due to:

•Increased gross margin of $0.4 million due to the increase in sales explained above, offset in part by decreased gross margin percentage of 140 basis points due primarily to unfavorable changes in channel and product mix; offset by
•Increased operating expenses of $5.3 million driven primarily by increased compensation and benefit costs as well as increased costs associated with product development and IT related projects.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

Herman Miller, Inc. and Subsidiaries 37

Global Retail

	Three Months Ended
(Dollars in millions)	August 28, 2021	August 29, 2020	Change
Net sales	$212.6	$162.7	$49.9
Gross margin	92.7	77.7	15.0
Gross margin %	43.6%	47.8%	(4.2)%
Operating earnings	27.8	31.5	(3.7)
Operating earnings %	13.1%	19.4%	(6.3)%

For the three month comparative period, net sales increased 30.7%, or 29.6%(*) on an organic basis, over the prior year period due to:

•Increased sales volumes of approximately $45 million which were driven by increased demand within each of the brands, geographies and channels of the segment; and
•Incremental list price increases, net of discounting, of approximately $3 million.

For the three month comparative period, operating earnings decreased $3.7 million over the prior year period due to:

•Increased gross margin of $15.0 million due to the increase in sales explained above, offset in part by a decrease in gross margin percentage of 420 basis points due primarily to the unfavorable impact of production and material costs, increased freight and product distribution costs and unfavorable changes in product mix; partially offset by
•Increased operating expenses of $18.7 million driven primarily by increased studio costs associated with the opening of new locations, increased compensation and benefit costs as certain benefits suspended in the prior year were returned and higher IT costs driven by increased investments within the Company's digital and eCommerce platforms.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

38 Form 10-Q

Knoll

	Three Months Ended
(Dollars in millions)	August 28, 2021	August 29, 2020	Change
Net sales	$156.4	$—	$156.4
Gross margin	51.0	—	51.0
Gross margin %	32.6%	n/a	n/a
Operating (loss)	(53.6)	—	(53.6)
Operating earnings %	(34.3)%	—%	(34.3)%

The Company acquired Knoll on July 19, 2021 and has consolidated the financial results of Knoll for the period from the acquisition date through the period ending August 28, 2021. Knoll contributed $156.4 million in sales for the quarter and $51.0 million of gross margin.

Knoll operating loss of $53.6 million includes the following items:

•$29.4 million related to integration related costs, which includes severance and related charges for employee separations
•$32.5 million related to the impact of amortization expense of acquisition-related intangible assets.

Corporate
Corporate unallocated expenses totaled $48.8 million for the first quarter of fiscal 2022, an increase of $38.6 million from the first quarter of fiscal 2021. The increase was driven by $38.5 million of transaction and integration costs recorded in the quarter related to the Knoll acquisition.

Liquidity and Capital Resources
The table below summarizes the net change in cash and cash equivalents for the three months ended as indicated.

(In millions)	August 28, 2021	August 29, 2020
Cash (used in) provided by:
Operating activities	$(51.7)	$115.9
Investing activities	(1,104.7)	(5.1)
Financing activities	1,001.6	(276.5)
Effect of exchange rate changes	(6.5)	8.3
Net change in cash and cash equivalents	$(161.3)	$(157.4)

Cash Flows - Operating Activities
Cash used in operating activities for the three months ended August 28, 2021 was $51.7 million, as compared to cash provided of $115.9 million in the same period of the prior year. The change in cash from operating activities as compared to the prior year, was primarily due to:

•a decrease in net earnings of $133.3 million;
•an increase in current assets of $65.6 million compared to a decrease in current assets of $3.9 million in the prior year period. The increase in current assets in the current year was driven by an increase in accounts receivable as sales volumes increased from the end of fiscal 2021 as well as increases in inventory and prepaid expenses.

The increases above were offset by an increase of depreciation and amortization in the current period of $59.7 million related to the amortization of purchased intangible assets as part of the Knoll acquisition as well as an increase in stock based compensation of $15.1 million. The increase in stock based compensation included the impact of accelerated vesting for employee separations associated with the Knoll acquisition.

Herman Miller, Inc. and Subsidiaries 39

Cash Flows - Investing Activities
Cash used in investing activities for the three months ended August 28, 2021 was $1,104.7 million, as compared to $5.1 million in the same period of the prior year. The increase in cash outflow in the current year, compared to the prior year, was primarily due to the acquisition of Knoll, which drove a cash outflow, net of cash acquired, of $1,088.5 million.

At the end of the first quarter of fiscal 2022, there were outstanding commitments for capital purchases of $18.9 million. The Company plans to fund these commitments through a combination of cash on hand and cash flows from operations. The Company expects full-year capital purchases to be between $150 million and $160 million, which will be primarily related to investments in the Company's facilities and equipment along with the inclusion of Knoll in fiscal year 2022. This compares to full-year capital spending of $59.8 million in fiscal 2021.

Cash Flows - Financing Activities
Cash provided from financing activities for the three months ended August 28, 2021 was $1,001.6 million, as compared to cash used in financing activities of $276.5 million in the same period of the prior year. The increase in cash provided in the current year, compared to the prior year, was primarily due to net borrowings of $1,007.0 million from the credit agreement the Company entered into during the quarter as well as a draw of $366.6 million on the Company's credit facility. These increases were offset by payments of $63.4 million related to the extinguishment of the Company's former debt agreement and payments of $276.6 million on the Company's credit facility.

Sources of Liquidity
In addition to steps taken to protect its workforce and manage business operations, the Company has taken actions to safeguard its capital position in the current environment. The Company is closely managing spending levels, capital investments, and working capital, and has temporarily suspended open market share repurchase activity as part of managing cash flows.

At the end of the first quarter of fiscal 2022, the Company had a well-positioned balance sheet and liquidity profile. The Company has access to liquidity through credit facilities, cash and cash equivalents, and short-term investments. These sources have been summarized below. For additional information, refer to Note 14 to the Condensed Consolidated Financial Statements.

(In millions)	August 28, 2021	May 29, 2021
Cash and cash equivalents	$235.1	$396.4
Marketable securities	8.0	7.7
Availability under syndicated revolving line of credit	394.6	265.2
Total liquidity	$637.7	$669.3

Of the cash and cash equivalents noted above at the end of the first quarter of fiscal 2022, the Company had $209.3 million of cash and cash equivalents held outside the United States. In addition, the Company had marketable securities of $8.0 million held by one of its international wholly-owned subsidiaries.

The Company’s syndicated revolving line of credit, which matures in July, 2026, provides the Company with up to $725 million in revolving variable interest borrowing capacity and allows the Company to borrow incremental amounts, at its option, subject to negotiated terms as outlined in the agreement. Outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR or negotiated terms as outlined in the agreement.

As of August 28, 2021, the total debt outstanding related to borrowings under the syndicated revolving line of credit was $315.0 million with available borrowings against this facility of $394.6 million.

The subsidiary holding the Company's marketable securities is taxed as a United States taxpayer at the Company's election. Consequently, for tax purposes, all United States tax impacts for this subsidiary have been recorded. The
40 Form 10-Q

Company intends to repatriate $64.1 million in cash held in certain foreign jurisdictions and as such has recorded a deferred tax liability related to foreign withholding taxes on these future dividends received in the U.S. from foreign subsidiaries of $9.5 million. The Company intends to remain indefinitely reinvested in the remaining undistributed earnings outside the U.S.

The Company believes that its financial resources will allow it to manage the impact of COVID-19 on business operations for the foreseeable future which could include materially reduced revenue and profits. The Company will continue to evaluate its financial position in light of future developments, particularly those relating to COVID-19.

Contractual Obligations
Contractual obligations associated with ongoing business and financing activities will require cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments as of May 29, 2021 was provided in the Company's annual report on Form 10-K for the year ended May 29, 2021.

There have been material changes in certain obligations since that date as a result of the acquisition of Knoll. See the following Notes for additional discussion: Short-Term Borrowings and Long-Term Debt, Leases, Acquisitions and Fair Value Measurements.

The following table summarizes the amounts and estimated timing of these future cash payments for obligations of the Company as of August 28, 2021 for which there were material changes since May 29, 2021.

	Payments due by fiscal year
(in millions)	Total	2022	2023-2024	2025-2026	Thereafter
Short-term borrowings and long-term debt(1)	$1,265.0	$103.1	$57.5	$87.5	$1,016.9
Estimated interest on debt obligations(1)	169.7	29.2	55.4	52.8	32.3
Operating leases	516.2	88.5	157.8	116.1	153.8
Pension and other post employment benefit plans funding(2)	27.0	1.9	5.1	5.4	14.6
Shareholder dividends (3)	14.9	14.9	—	—	—
Other liabilities(4)	30.0	5.1	16.6	3.9	4.4
Total	$2,022.8	$242.7	$292.4	$265.7	$1,222.0
(1)Includes the current portion of long-term debt. Contractual cash payments on long-term debt obligations are disclosed herein based on the amounts borrowed as of August 28, 2021 and the maturity date of the underlying debt. Estimated future interest payments on our outstanding interest bearing debt obligations are based on interest rates as of August 28, 2021. Actual cash outflows may differ significantly due to changes in borrowings or interest rates.
(2)Pension funding commitments are known for a 12-month period for those plans that are funded; unfunded pension and post-retirement plan funding amounts are equal to the estimated benefit payments.
(3)Represents the dividend payable as of August 28, 2021. Future dividend payments are not considered contractual obligations until declared.
(4)Other contractual obligations include an earn-out consideration related to the Knoll acquisition of Fully. The maximum earn-out consideration is $13.8 million and is based on certain revenue and earnings before interest, taxes, depreciation and amortization targets over the next four years. Additionally, other contractual obligations include long-term commitments related to deferred and supplemental employee compensation benefits, and other post-employment benefits.

Guarantees
See Note 13 to the Condensed Consolidated Financial Statements.

Variable Interest Entities
See Note 18 to the Condensed Consolidated Financial Statements.

Contingencies
See Note 13 to the Condensed Consolidated Financial Statements.

Herman Miller, Inc. and Subsidiaries 41

Critical Accounting Policies

The Company strives to report financial results clearly and understandably. The Company follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which require certain estimates and judgments that affect the financial position and results of operations for the Company. The Company continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Company's Annual Report on Form 10-K for the year ended May 29, 2021.

New Accounting Standards
See Note 2 to the Condensed Consolidated Financial Statements.

Safe Harbor Provisions
Certain statements in this report are not historical facts but are “forward-looking statements” as defined under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates, and projections about the industries in which the Company operates, the economy, and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” likely,” “plans,” “projects,” "could," and “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. These risks include, without limitation, the success of our growth strategy, our success in initiatives aimed at achieving long-term profit optimization goals, employment and general economic conditions, the pace of economic recovery in the U.S. and in our International markets, the increase in white-collar employment, the willingness of customers to undertake capital expenditures, the types of products purchased by customers, competitive-pricing pressures, the availability and pricing of raw materials, our reliance on a limited number of suppliers, our ability to expand globally given the risks associated with regulatory and legal compliance challenges and accompanying currency fluctuations, changes in future tax legislation or interpretation of current tax legislation, the ability to increase prices to absorb the additional costs of raw materials, changes in global tariff regulations, the financial strength of our dealers and the financial strength of our customers, our ability to locate new retail studios and negotiate favorable lease terms for new and existing locations and implement our studio portfolio transformation, our ability to attract and retain key executives and other qualified employees, our ability to continue to make product innovations, the success of newly-introduced products, our ability to serve all of our markets, possible acquisitions, divestitures or alliances, our ability to integrate and benefit from acquisitions and investments, the pace and level of government procurement, the outcome of pending litigation or governmental audits or investigations, political risk in the markets we serve, natural disasters, public health crises, disease outbreaks, and other risks identified in our filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what we express or forecast. We undertake no obligation to update, amend or clarify forward-looking statements.

42 Form 10-Q

Item 3: Quantitative and Qualitative Disclosures About Market Risk
The information concerning quantitative and qualitative disclosures about market risk contained in the Company’s Annual Report on Form 10-K for the year ended May 29, 2021 has not changed materially. The nature of market risks from interest rates and commodity prices has not changed materially during the first three months of fiscal 2022.

Foreign Exchange Risk
The Company primarily manufactures its products in the United States, Canada, United Kingdom, Italy, China and India. It also sources completed products and product components from outside the United States. The Company's completed products are sold in numerous countries around the world. Sales in foreign countries as well as certain expenses related to those sales are transacted in currencies other than the Company's reporting currency, the U.S. dollar. Accordingly, production costs and profit margins related to these sales are affected by the currency exchange relationship between the countries where the sales take place and the countries where the products are sourced or manufactured. These currency exchange relationships can also impact the Company's competitive positions within these markets.

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

Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 28, 2021, and the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
On July 19, 2021, the Company completed its acquisition of Knoll. The Company is currently in the process of integrating Knoll’s internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Except for the inclusion of Knoll, there has been no change in our internal control over financial reporting that occurred during the quarterly period ended August 28, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Herman Miller, Inc. and Subsidiaries 43

PART II - OTHER INFORMATION
Item 1: Legal Proceedings
There have been no material changes in the Company's legal proceedings from those set forth in the Company's Annual Report on Form 10-K for the year ended May 29, 2021.

Item 1A: Risk Factors
The risk factor set forth below updates the risk factors in our Annual Report on Form 10-K for the year ended May 29, 2021. In addition to the risk factor below, you should carefully consider the risk factors discussed in our most recent Form 10-K report, which could materially affect our business, operating results, cash flows, and financial condition. The risks and uncertainties described in our Annual Report on Form 10-K and below are not the only ones we face; others, either unforeseen or currently deemed not material, may also have a negative impact on our Company.

A continued shortage of qualified labor could negatively affect our business and materially reduce earnings.
We have experienced shortages of qualified labor across our operations. Outside suppliers that we rely on have also experienced shortages of qualified labor. The future success of our operations depends on our ability, and the ability of third parties on which we rely, to identify, recruit, develop and retain qualified and talented individuals in order to supply and deliver our products. Any shortage of qualified labor could have a negative impact on our business. Employee recruitment, development and retention efforts that we or such third parties undertake may not be successful, which could result in a shortage of qualified individuals in future periods. Any such shortage could decrease our ability to effectively produce and meet customer demand. Such a shortage would also likely lead to higher wages for employees (or higher costs to purchase the services of such third parties) and a corresponding reduction in our results of operations. In the current operating environment, we are experiencing a shortage of qualified labor in certain geographies, particularly with plant production workers, resulting in increased costs from certain temporary wage actions, such as hiring and referral bonus programs. A continuation of such shortages for a prolonged period of time could have a material adverse effect on our operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company has one outstanding share repurchase plan, which was authorized by the Board of Directors on January 16, 2019, and provides a share repurchase authorization of $250.0 million with no specified expiration date. No repurchase plans expired or were terminated during the first quarter of fiscal 2022, nor do any plans exist under which the Company does not intend to make further purchases.

The following is a summary of share repurchase activity during the quarter ended August 28, 2021.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)
5/30/21-6/26/21	—	$—	—	$236,708,715
6/27/21-7/24/21	26,564	$37.12	26,564	$235,722,639
7/25/21-8/28/21	233,099	$43.09	233,099	$225,677,351
Total	259,663		259,663

The Company may repurchase shares from time to time for cash in open market transactions, privately negotiated transactions, pursuant to accelerated share repurchase programs or otherwise in accordance with applicable federal securities laws. The timing and amount of the repurchases will be determined by the Company's management based
44 Form 10-Q

on their evaluation of market conditions, share price and other factors. The share repurchase program may be suspended or discontinued at any time.

Herman Miller, Inc. and Subsidiaries 45

Item 6: Exhibits
The following exhibits (listed by number corresponding to the Exhibit table as Item 601 in Regulation S-K) are filed with this Report:

Exhibit Number    Document
10.1    Credit Agreement, dated as of July 19, 2021, by and among Herman Miller, Inc., the lenders and other parties thereto and Goldman Sachs Bank USA and Wells Fargo Bank, National Association, as administrative agents, and Goldman Sachs Bank USA, as collateral agent, is incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K Report dated July 20, 2021 (Commission File No. 001-15141).

10.2    Amendment No. 1 to Credit Agreement, dated as of September 22, 2021, by and among Herman Miller, Inc., Goldman Sachs Bank, USA, as administrative agents, and Wells Fargo Bank National Association, as administrative agent.

10.3*    Knoll, Inc. 2021 Stock Incentive Plan (incorporated by reference to Knoll, Inc.'s Definitive Proxy Statement on Form DEF 14A filed with the Commission on April 1, 2021).

10.4*     Knoll, Inc. Amended and Restated 2018 Stock Incentive Plan (incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on April 9, 2018).

10.5*    Knoll, Inc. Amended and Restated 2013 Stock Incentive Plan (incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on April 26, 2013).

10.6*    Knoll, Inc. Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K with the Commission on May 11, 2010).

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

101.LAB    XBRL Taxonomy Extension Label Linkbase Document

101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF    XBRL Taxonomy Extension Definition Linkbase Document

104    Cover Page Interactive Data File (embedded within the Inline XBRL Document)

*    Denotes compensatory plan or arrangement.

46 Form 10-Q

Herman Miller, Inc. and Subsidiaries 47

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERMAN MILLER, INC.

October 6, 2021	/s/ Andrea R. Owen
Andrea R. Owen
President and Chief Executive Officer
(Duly Authorized Signatory for Registrant)

October 6, 2021	/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer
(Duly Authorized Signatory for Registrant)

48 Form 10-Q