Form 10-Q
period 2021-11-27
MILLERKNOLL, INC.
filed 2022-01-05
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 27, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-15141
__________________________________________
MillerKnoll, Inc.
(Exact name of registrant as specified in its charter)
__________________________________________

Michigan	38-0837640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
855 East Main Avenue
Zeeland, MI 49464
(Address of principal executive offices and zip code)
(616) 654-3000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.20 per share	MLKN	Nasdaq Global Select Market

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

As of January 1, 2022, MillerKnoll, Inc. had [75,744,162] shares of common stock outstanding.

MillerKnoll, Inc.
Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements
MillerKnoll, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)

(Dollars in millions, except share data)	Three Months Ended		Six Months Ended
(Unaudited)	November 27, 2021	November 28, 2020	November 27, 2021	November 28, 2020
Net sales	$1,026.3	$626.3	$1,816.0	$1,253.0
Cost of sales	675.7	382.1	1,187.9	758.8
Gross margin	350.6	244.2	628.1	494.2
Operating expenses:
Selling, general and administrative	318.6	153.0	625.5	292.8
Restructuring expense, net	—	2.4	—	1.2
Design and research	28.2	17.8	51.6	33.8
Total operating expenses	346.8	173.2	677.1	327.8
Operating earnings (loss)	3.8	71.0	(49.0)	166.4
Interest expense	9.2	3.5	14.8	7.2
Interest and other investment income	0.3	0.4	0.5	0.8
Other (income) expense, net	(0.7)	(0.9)	11.8	(2.7)
Earnings (loss) before income taxes and equity income	(4.4)	68.8	(75.1)	162.7
Income tax expense (benefit)	(3.4)	16.2	(14.1)	36.9
Equity (loss) income from nonconsolidated affiliates, net of tax	(0.1)	0.2	—	0.4
Net earnings (loss)	(1.1)	52.8	(61.0)	126.2
Net earnings attributable to redeemable noncontrolling interests	2.3	1.5	3.9	2.0
Net earnings (loss) attributable to MillerKnoll, Inc.	$(3.4)	$51.3	$(64.9)	$124.2

Earnings (loss) per share — basic	$(0.05)	$0.87	$(0.92)	$2.11
Earnings (loss) per share — diluted	$(0.05)	$0.87	$(0.92)	$2.10

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(60.9)	$4.9	$(52.1)	$35.1
Pension and post-retirement liability adjustments	1.8	1.4	4.1	2.5
Unrealized (loss) gains on interest rate swap agreement	4.0	0.9	3.0	1.2
Unrealized holding loss on available for sale securities	—	—	—	(0.1)
Other comprehensive (loss) income, net of tax	(55.1)	7.2	(45.0)	38.7
Comprehensive (loss) income	(56.2)	60.0	(106.0)	164.9
Comprehensive (loss) income attributable to redeemable noncontrolling interests	(0.2)	1.7	1.9	4.8
Comprehensive (loss) income attributable to MillerKnoll, Inc.	$(56.0)	$58.3	$(107.9)	$160.1
See accompanying notes to Condensed Consolidated Financial Statements.
MillerKnoll, Inc. and Subsidiaries 3

MillerKnoll, Inc.
Condensed Consolidated Balance Sheets

(Dollars in millions, except share data)
(Unaudited)	November 27, 2021	May 29, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$227.3	$396.4
Short-term investments	7.4	7.7
Accounts receivable, net of allowances of $6.2 and $5.5	319.3	204.7
Unbilled accounts receivable	34.5	16.4
Inventories	482.9	213.6
Prepaid expenses	136.5	45.1
Other current assets	6.7	7.6
Total current assets	1,214.6	891.5
Property and equipment, at cost	1,470.1	1,159.7
Less — accumulated depreciation	(879.3)	(832.5)
Net property and equipment	590.8	327.2
Right-of-use assets	412.9	214.7
Goodwill	1,284.5	364.2
Indefinite-lived intangibles	497.4	97.6
Other amortizable intangibles, net of accumulated amortization of $111.1 and $68.6	392.3	105.2
Other noncurrent assets	73.4	61.5
Total Assets	$4,465.9	$2,061.9

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$333.6	$178.4
Short-term borrowings and current portion of long-term debt	29.3	2.2
Accrued compensation and benefits	108.9	90.2
Short-term lease liability	101.2	69.0
Accrued warranty	18.6	14.5
Customer deposits	118.8	43.1
Other accrued liabilities	146.9	103.4
Total current liabilities	857.3	500.8
Long-term debt	1,340.7	274.9
Pension and post-retirement benefits	41.3	34.5
Lease liabilities	364.2	196.9
Other liabilities	356.6	128.2
Total Liabilities	2,960.1	1,135.3
Redeemable noncontrolling interests	69.4	77.0
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 75,740,388 and 59,029,165 shares issued and outstanding in fiscal 2022 and 2021, respectively)	15.1	11.8
Additional paid-in capital	814.8	94.7
Retained earnings	714.8	808.4
Accumulated other comprehensive loss	(108.1)	(65.1)
Deferred compensation plan	(0.2)	(0.2)
Total Stockholders' Equity	1,436.4	849.6
Total Liabilities, Redeemable Noncontrolling Interests, and Stockholders' Equity	$4,465.9	$2,061.9
See accompanying notes to Condensed Consolidated Financial Statements.
4 Form 10-Q

MillerKnoll, Inc.
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Six Months Ended
(Unaudited)	November 27, 2021	November 28, 2020
Cash Flows from Operating Activities:
Net (loss) earnings	$(61.0)	$126.2
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	109.9	43.3
Stock-based compensation	22.1	3.9
Pension and post-retirement expenses	(4.2)	1.5
Deferred taxes	(13.6)	4.4
Loss on impairment	15.5	—
Loss on extinguishment of debt	13.4	—
(Increase) decrease in current assets	(166.7)	2.3
Increase (decrease) in current liabilities	34.1	22.9
(Decrease) increase in non-current liabilities	(5.3)	9.0
Other, net	(1.8)	1.1
Net Cash (Used in) Provided by Operating Activities	(57.6)	214.6

Cash Flows from Investing Activities:
Proceeds from sale of property and dealers	—	11.4
Capital expenditures	(46.3)	(24.4)
Acquisitions, net of cash received	(1,088.5)	—
Other, net	1.0	(11.4)
Net Cash Used in Investing Activities	(1,133.8)	(24.4)

Cash Flows from Financing Activities:
Repayments of long-term debt	(50.0)	—
Proceeds from issuance of debt, net of discounts	1,007.0	—
Payments of deferred financing costs	(9.3)	—
Proceeds from credit facility	587.5	—
Repayments of credit facility	(449.4)	(265.0)
Payment of make whole premium on debt	(13.4)	—
Dividends paid	(25.4)	(12.3)
Common stock issued	4.3	3.1
Common stock repurchased and retired	(14.4)	(0.9)
Other, net	(1.4)	(1.8)
Net Cash Provided by (Used in) Financing Activities	1,035.5	(276.9)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(13.2)	10.6
Net Decrease in Cash and Cash Equivalents	(169.1)	(76.1)

Cash and Cash Equivalents, Beginning of Period	396.4	454.0
Cash and Cash Equivalents, End of Period	$227.3	$377.9
See accompanying notes to Condensed Consolidated Financial Statements.
MillerKnoll, Inc. and Subsidiaries 5

MillerKnoll, Inc.
Condensed Consolidated Statements of Stockholders' Equity

	Six Months Ended November 27, 2021
(Dollars in millions, except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation Plan	MillerKnoll, Inc. Stockholders' Equity
(Unaudited)	Shares	Amount
May 29, 2021	59,029,165	$11.8	$94.7	$808.4	$(65.1)	$(0.2)	$849.6
Net earnings				(61.5)			(61.5)
Other comprehensive income, net of tax					(15.2)		(15.2)
Stock-based compensation expense			15.1				15.1
Exercise of stock options	49,584		1.3				1.3
Restricted and performance stock units released	358,016						—
Employee stock purchase plan issuances	19,020		0.7				0.7
Repurchase and retirement of common stock	(267,522)		(11.0)				(11.0)
Shares issued for the acquisition of Knoll	15,843,921	3.2	685.1				688.3
Pre-combination expense from Knoll rollover	751,907	0.2	22.4				22.6
Dividends declared $0.1875 per share)				(14.3)			(14.3)
August 28, 2021	75,784,091	$15.2	$808.3	$732.6	$(80.3)	$(0.2)	$1,475.6
Net earnings				(3.4)			(3.4)
Other comprehensive income, net of tax					(27.8)		(27.8)
Stock-based compensation expense			7.0				7.0
Exercise of stock options	52,697		1.5				1.5
Restricted and performance stock units released	91,443		0.2				0.2
Employee stock purchase plan issuances	18,813		0.6				0.6
Repurchase and retirement of common stock	(76,246)		(3.3)				(3.3)
Forfeiture of shares	(130,410)	(0.1)					(0.1)
NCI Adjustment			0.5				0.5
Dividends declared ($0.1875 per share)				(14.4)			(14.4)
November 27, 2021	75,740,388	$15.1	$814.8	$714.8	$(108.1)	$(0.2)	$1,436.4

6 Form 10-Q

	Six Months Ended November 28, 2020
(Dollars in millions, except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation Plan	MillerKnoll, Inc. Stockholders' Equity
(Unaudited)	Shares	Amount
May 30, 2020	58,793,275	$11.8	$81.6	$683.9	$(134.0)	$(0.3)	$643.0
Net earnings	—	—	—	73.0	—	—	73.0
Other comprehensive income, net of tax	—	—	—	—	28.9	—	28.9
Stock-based compensation expense	—	—	1.5	—	—	—	1.5
Exercise of stock options	8,133	—	0.2	—	—	—	0.2
Restricted and performance stock units released	106,607	—	—	—	—	—	—
Employee stock purchase plan issuances	25,116	—	0.6	—	—	—	0.6
Repurchase and retirement of common stock	(36,644)	—	(0.9)	—	—	—	(0.9)
Directors' fees	3,013	—	0.1	—	—	—	0.1
August 29, 2020	58,899,500	$11.8	$83.1	$756.9	$(105.1)	$(0.3)	$746.4
Net earnings	—	—	—	51.3	—	—	51.3
Other comprehensive income, net of tax	—	—	—	—	7.0	—	7.0
Stock-base compensation expense	—	—	2.4	—	—	—	2.4
Exercise of stock options	54,771	—	1.9	—	—	—	1.9
Restricted and performance stock units released	3,688	—	—	—	—	—	—
Employee stock purchase plan issuances	14,880	—	0.4	—	—	—	0.4
Repurchase and retirement of common stock	(1,198)	—	—	—	—	—	—
Dividends declared ($0.1875 per share)	—	—	$—	(11.1)	—	—	(11.1)
November 28. 2020	58,971,641	$11.8	$87.8	$797.1	$(98.1)	$(0.3)	$798.3

See accompanying notes to Condensed Consolidated Financial Statements.
MillerKnoll, Inc. and Subsidiaries 7

Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share data)
(unaudited)
1. Description of Business
MillerKnoll, Inc. (the "Company") researches, designs, manufactures, sells, and distributes interior furnishings for use in various environments including office, healthcare, educational, and residential settings and provides related services that support companies all over the world. The Company's products are sold through independent contract office furniture dealers, owned retail studios, the Company’s eCommerce platforms, and direct mail catalogs as well as direct customer sales, independent retailers, and an owned contract office furniture dealership.
On July 19, 2021 the Company acquired Knoll, Inc. ("Knoll") (See Note 5. "Acquisitions"). Knoll is a leading global manufacturer of commercial and residential furniture, accessories, lighting and coverings. The Company has included the financial results of Knoll in the condensed consolidated financial statements from the date of acquisition. On October 11, 2021, our shareholders approved an amendment to our Restated Articles of Incorporation to change our corporate name from Herman Miller, Inc. to MillerKnoll, Inc. On November 1, 2021, the change in corporate name and ticker symbol to MLKN became effective.
MillerKnoll is a collective of dynamic brands that comes together to design the world we live in. Powering the world's most dynamic design brands, MillerKnoll includes Herman Miller® and Knoll®, as well as Colebrook Bosson Saunders®, DatesWeiser®, Design Within Reach®, Edelman® Leather, Fully®, Geiger®, HAY®, Holly Hunt®, KnollTextiles®, Maars® Living Walls, Maharam®, Muuto®, naughtone®, and Spinneybeck®|FilzFelt®. MillerKnoll is an unparalleled platform that redefines modern for the 21st century by building a more sustainable, equitable, and beautiful future for everyone.
Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared by MillerKnoll, Inc. (“the Company”) in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Management believes the disclosures made in this document are adequate with respect to interim reporting requirements. Unless otherwise noted or indicated by the context, all references to "MillerKnoll," "Herman Miller," "we," "our," "Company" and similar references are to MillerKnoll, Inc., its predecessors, and controlled subsidiaries.
The accompanying unaudited Condensed Consolidated Financial Statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly the financial position of the Company as of November 27, 2021. Operating results for the three and six months ended November 27, 2021 are not necessarily indicative of the results that may be expected for the year ending May 28, 2022 ("fiscal 2022"). It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 29, 2021 ("fiscal 2021"). All intercompany transactions have been eliminated in the Condensed Consolidated Financial Statements. The financial statements of equity method investments are not consolidated.
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
8 Form 10-Q

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
Recently Issued Accounting Standards Not Yet Adopted
The Company is currently evaluating the impact of adopting the following relevant standards issued by the FASB:

Standard		Description	Effective Date
2021-10	Government Assistance	This update adds certain disclosure requirements for entities that receive government assistance in the form of tax credits, cash grants, grants of other assets and project grants. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its financial statements.	May 28, 2022
We have assessed all other ASUs issued but not yet adopted and concluded that those not disclosed are not relevant to the Company or are not expected to have a material impact.
3. Revenue from Contracts with Customers
Disaggregated Revenue
Revenue disaggregated by contract type is provided in the table below:

	Three Months Ended		Six Months Ended
(In millions)	November 27, 2021	November 28, 2020	November 27, 2021	November 28, 2020
Net Sales:
Single performance obligation
Product revenue	$942.3	$544.3	$1,678.7	$1,087.6
Multiple performance obligations
Product revenue	78.5	77.2	128.0	155.7
Service revenue	2.9	2.9	4.8	6.0
Other	2.6	1.9	4.5	3.7
Total	$1,026.3	$626.3	$1,816.0	$1,253.0
The Company internally reports and evaluates products based on the categories Workplace, Performance Seating, Lifestyle and Other. A description of these categories is included below.
MillerKnoll, Inc. and Subsidiaries 9

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
Revenue disaggregated by product type and reportable segment is provided in the table below:

	Three Months Ended		Six Months Ended
(In millions)	November 27, 2021	November 28, 2020	November 27, 2021	November 28, 2020
Americas Contract:
Workplace	$197.3	$202.9	$373.8	$416.7
Performance Seating	96.7	82.7	181.6	169.3
Lifestyle	34.5	28.3	67.1	61.5
Other	33.0	33.3	64.3	69.7
Total Americas Contract	$361.5	$347.2	$686.8	$717.2

International Contract:
Workplace	$35.4	$28.0	$61.2	$59.7
Performance Seating	57.6	51.0	106.8	94.7
Lifestyle	28.9	21.6	51.4	39.4
Other	3.2	0.9	4.7	1.7
Total International Contract	$125.1	$101.5	$224.1	$195.5

Global Retail:
Workplace	$2.9	$2.5	$6.4	$4.9
Performance Seating	60.1	63.6	121.1	121.2
Lifestyle	146.4	111.1	294.1	213.6
Other	0.6	0.4	1.0	0.6
Total Global Retail	$210.0	$177.6	$422.6	$340.3

Knoll:
Workplace	$157.8	$—	$233.0	$—
Performance Seating	25.6	—	37.7	—
Lifestyle	128.6	—	185.0	—
Other	24.3	—	37.0	—
Total Knoll	$336.3	$—	$492.7	$—

Intersegment sales elimination	$(6.6)	$—	$(10.2)	$—

Total	$1,026.3	$626.3	$1,816.0	$1,253.0
Refer to Note 16 of the Condensed Consolidated Financial Statements for further information related to our reportable segments.

10 Form 10-Q

Contract Balances
Customers may make payments before the satisfaction of the Company's performance obligation and recognition of revenue. These payments represent contract liabilities and are included within the caption “Customer deposits” in the Condensed Consolidated Balance Sheets. During the three and six months ended November 27, 2021, the Company recognized Net sales of $30.2 million and $71.3 million, respectively, related to customer deposits that were included in the balance sheet as of August 28, 2021 and May 29, 2021 respectively. The Company assumed a contract liability of $55.5 million related to the acquisition of Knoll, Inc on July 19, 2021.
4. Leases
The components of lease expense are provided in the table below:

	Three Months Ended		Six Months Ended
(In millions)	November 27, 2021	November 28, 2020	November 27, 2021	November 28, 2020
Operating lease costs	$23.1	$12.4	$41.1	$23.4
Short-term lease costs	2.9	0.7	4.4	1.5
Variable lease costs*	2.4	2.0	4.9	3.6
Total	$28.4	$15.1	$50.4	$28.5
*Not included in the table above for the three and six months ended November 27, 2021 are variable lease costs of $25.0 million and $45.7 million, respectively, for raw material purchases under certain supply arrangements that the Company has determined meet the definition of a lease. This compares to purchases of $21.6 million and $38.6 million for the three and six months ended November 28, 2020, respectively.
At November 27, 2021, the Company had no financing leases.
The undiscounted annual future minimum lease payments related to the Company's right-of-use assets are summarized by fiscal year in the following table:

(In millions)
2022	$89.2
2023	83.8
2024	74.3
2025	64.8
2026	50.5
Thereafter	148.8
Total lease payments*	$511.4
Less interest	46.0
Present value of lease liabilities	$465.4
*Lease payments exclude $14.6 million of legally binding minimum lease payments for leases signed but not yet commenced.
At November 27, 2021, the weighted average remaining lease term and weighted average discount rate for operating leases were 7.3 years and 2.4%, respectively.
Supplemental cash flow and other information related to leases are provided in the table below:

	Three Months Ended		Six Months Ended
(In millions)	November 27, 2021	November 28, 2020	November 27, 2021	November 28, 2020
Operating cash flows used in operating leases	$17.0	$11.6	$33.7	$22.6
Right-of-use assets obtained in exchange for new liabilities	$5.9	$36.9	$25.9	$49.2

MillerKnoll, Inc. and Subsidiaries 11

5. Acquisitions
Knoll, Inc.
On July 19, 2021, the Company completed its previously announced acquisition of Knoll, Inc. (“Knoll"), a leader in the design, manufacture, marketing and sale of high-end furniture products and accessories for workplace and residential markets. The Company has included the financial results of Knoll in the condensed consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition, which included financial advisory, legal, proxy filing, regulatory and financing fees, were approximately $0.9 million and $27.6 million for the three and six months ended November 27, 2021 and were recorded in general and administrative expenses.
Under the terms of the Agreement and Plan of Merger, each issued and outstanding share of Knoll common stock (excluding shares exercising dissenters rights, shares owned by Knoll as treasury stock, shares owned by the deal parties or their subsidiaries, or shares subject to Knoll restricted stock awards) was converted into a right to receive 0.32 shares of Herman Miller, Inc. (now MillerKnoll, Inc.) common stock and $11.00 in cash, without interest. The preliminary acquisition date fair value of the consideration transferred for Knoll was approximately $1,887.3 million, which consisted of the following (in millions, except share amounts):

	Knoll Shares	Herman Miller, Inc (now MillerKnoll, Inc.) Shares Exchanged	Fair Value
Cash Consideration:
Shares of Knoll Common Stock issued and outstanding at July 19, 2021	49,444,825		$543.9
Knoll equivalent shares for outstanding option awards, outstanding awards of restricted common stock held by non-employee directors and outstanding awards of performance units held by individuals who are former employees of Knoll and remain eligible to vest at July 19, 2021	184,857		1.4
Total number of Knoll shares for cash consideration	49,629,682

Shares of Knoll Preferred Stock issued and outstanding at July 19, 2021	169,165		254.4

Consideration for payment to settle Knoll's outstanding debt			376.9

Share Consideration:
Shares of Knoll Common Stock issued and outstanding at July 19, 2021	49,444,825
Knoll equivalent shares for outstanding awards of restricted common stock held by non-employee directors and outstanding awards of performance units held by individuals who are former employees of Knoll and remain eligible to vest at July 19, 2021	74,857
Total number of Knoll shares for share consideration	49,519,682	15,843,921	688.3

Replacement Share-Based Awards:
Outstanding awards of Knoll Restricted Stock and Performance units relating to Knoll Common Stock at July 19, 2021			22.4

Total preliminary acquisition date fair value of consideration transferred			$1,887.3
The aggregate cash paid in connection with the Knoll acquisition was $1,176.6 million. MillerKnoll funded the acquisition through cash on-hand and debt proceeds, as described in "Note 14. Short-Term Borrowings and Long-Term Debt."
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
12 Form 10-Q

any qualifying termination within the twelve months subsequent to the acquisition will result in accelerated vesting and related recognition of expense.
The transaction was accounted for as a business combination which requires that assets and liabilities assumed be recognized at their fair value as of the acquisition date. The purchase price allocation is preliminary and subject to change as the valuation of inventory, property, plant and equipment, intangible assets and income taxes among other items is not complete. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date.
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition:

(In millions)	Fair Value
Cash	$88.0
Accounts receivable	82.3
Inventories	221.5
Other current assets	36.2
Property and equipment	291.0
Right-of-use assets	202.7
Intangible assets	746.7
Goodwill	943.7
Other noncurrent assets	22.0
Total assets acquired	2,634.1

Accounts payable	150.7
Other current liabilities	129.1
Lease liabilities	177.8
Other liabilities	289.2
Total liabilities assumed	746.8
Net Assets Acquired	$1,887.3
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill is primarily attributed to the assembled workforce of Knoll and anticipated operational synergies. Goodwill related to the acquisition was recorded within the Knoll segment at $943.7 million. Goodwill arising from the acquisition is not expected to be deductible for tax reporting purposes.
The fair values assigned to tangible assets acquired and liabilities assumed are preliminary based on management's estimates and assumptions and may be subject to change as additional information is received and certain tax matters are finalized. Certain adjustments were made during the three months ended November 27, 2021 to the preliminary fair values resulting in a net increase to goodwill of $17.8 million primarily related to the acquired backlog intangible asset and the corresponding deferred tax liability. The primary areas that remain preliminary relate to the fair values of intangible assets acquired, certain tangible assets and liabilities acquired, income and non-income-based taxes and residual goodwill. The Company expects to finalize the valuations as soon as practicable, but not later than one year from the acquisition date.
The following table summarizes the acquired identified intangible assets, valuation method employed, useful lives and fair value, as determined by the Company as of the acquisition date:

(In millions)	Valuation Method	Useful Life (years)	Fair Value
Backlog	Multi-Period Excess Earnings	Less than 1 Year	$27.8
Trade name - indefinite lived	Relief from Royalty	Indefinite	405.9
Trade name - amortizing	Relief from Royalty	5-10 Years	14.0
Designs	Relief from Royalty	9-15 years	31.0
Customer Relationships	Multi-Period Excess Earnings	2-15 years	268.0
Total			$746.7
Revenue and Net Loss of Knoll included in the Company's Condensed Consolidated Statements of Comprehensive Income (Loss) from the acquisition date of July 19, 2021 through November 27, 2021 are as follows (in millions):
MillerKnoll, Inc. and Subsidiaries 13

Total revenues	$492.7
Net Loss	(73.3)

Unaudited Pro Forma Results of Operations
The results of Knoll's operations have been included in the Consolidated Financial Statements beginning on July 19, 2021. The following table provides pro forma results of operations for the three months and six months ended November 27, 2021 and November 28, 2020, as if Knoll had been acquired as of May 31, 2020. The pro forma results include certain purchase accounting adjustments such as the estimated change in depreciation and amortization expense on the acquired tangible and intangible assets. The impact of these adjustments is subject to change as valuations are finalized. The pro forma results also include the impact of incremental interest expense incurred to finance the merger. Transaction related costs, including debt extinguishment costs related to the transaction, have been eliminated from the pro forma amounts presented in both periods. Pro forma results do not include any anticipated cost savings from the integration of this acquisition. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated or that may result in the future.

	Three Months Ended		Six Months Ended
(In millions)	November 27, 2021	November 28, 2020	November 27, 2021	November 28, 2020
Net sales	$1,026.3	$940.5	$1,970.2	$1,832.3
Net earnings attributable to MillerKnoll, Inc.	$8.2	$58.4	$(22.6)	$110.3
6. Inventories, net

(In millions)	November 27, 2021	May 29, 2021
Finished goods and work in process	$355.5	$166.7
Raw materials	127.4	46.9
Total	$482.9	$213.6
Inventories are valued at the lower of cost or market and include material, labor, and overhead. Certain inventories within our United States-based manufacturing operations are valued using the last-in, first-out (LIFO) method. Inventories of all other operations are valued using the first-in, first-out (FIFO) method.
Inventories valued using LIFO amounted to $23.9 million and $21.8 million as of November 27, 2021 and May 29, 2021, respectively. If all inventories had been valued using the first-in first-out method, inventories would have been $524.4 million and $230.2 million at November 27, 2021 and May 29, 2021, respectively.
7. Goodwill and Indefinite-Lived Intangibles
Goodwill and other indefinite-lived intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following as of November 27, 2021 and May 29, 2021:

(In millions)	Goodwill	Indefinite-lived Intangible Assets
May 29, 2021	$364.2	$97.6
Foreign currency translation adjustments	(23.4)	(6.1)
Acquisition of Knoll	943.7	405.9
November 27, 2021	$1,284.5	$497.4
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
14 Form 10-Q

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
Goodwill related to the acquisition of Knoll was recorded within the Knoll segment at $943.7 million. The increase in goodwill from the acquisition of Knoll was offset in part by foreign currency translation adjustments, resulting in a goodwill balance of $1,284.5 million as of November 27, 2021.
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
During the six months ended November 27, 2021, there were no identified indicators of impairment that required the Company to complete an interim quantitative impairment assessment related to any of the Company's reporting units or indefinitely-lived intangible assets.
8. Employee Benefit Plans
The following table summarizes the components of net periodic benefit cost for the Company's defined benefit pension plans:

	Pension Benefits
	Three Months Ended November 27, 2021		Three Months Ended November 28, 2020
(In millions)	Domestic	International	Domestic	International
Service cost	$0.1	$—	$—	$—
Interest cost	1.1	0.8	—	0.7
Expected return on plan assets(1)	(2.2)	(1.8)	—	(1.4)
Net amortization loss	—	1.7	—	1.6
Net periodic benefit cost	$(1.0)	$0.7	$—	$0.9

	Six Months Ended November 27, 2021		Six Months Ended November 28, 2020
(In millions)	Domestic	International	Domestic	International
Service cost	$0.2	$—	$—	$—
Interest cost	1.5	1.7	—	1.3
Expected return on plan assets(1)	(3.1)	(3.6)	—	(2.8)
Net amortization loss	—	3.3	—	3.3
Net periodic benefit cost	$(1.4)	$1.4	$—	$1.8
(1)The weighted-average expected long-term rate of return on plan assets is 4.98%.
MillerKnoll, Inc. and Subsidiaries 15

9. Earnings Per Share
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share ("EPS") for the three and six months ended:

	Three Months Ended		Six Months Ended
	November 27, 2021	November 28, 2020	November 27, 2021	November 28, 2020
Numerators:
Numerator for both basic and diluted EPS, Net (loss) earnings attributable to MillerKnoll, Inc. - in millions	$(3.4)	$51.3	$(64.9)	$124.2

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	75,304,752	58,908,094	70,803,483	58,869,699
Potentially dilutive shares resulting from stock plans		359,304	—	174,229
Denominator for diluted EPS	75,304,752	59,267,398	70,803,483	59,043,928
Antidilutive equity awards not included in weighted-average common shares - diluted	1,518,161	301,002	1,438,374	1,067,979
10. Stock-Based Compensation
The following table summarizes the stock-based compensation expense and related income tax effect for the three and six months ended:

	Three Months Ended		Six Months Ended
(In millions)	November 27, 2021	November 28, 2020	November 27, 2021	November 28, 2020
Stock-based compensation expense	$7.0	$2.4	$22.1	$3.9
Related income tax effect	$1.6	$0.6	$5.3	$0.9
The increase in Stock-based compensation expense was driven in part by the addition of Knoll's equity-based compensation awards. This impact includes the accelerated stock-compensation award expense related to workforce reductions as part of the Knoll integration.
Certain of the Company's equity-based compensation awards contain provisions that allow for continued vesting into retirement. Stock-based awards are considered fully vested for expense attribution purposes when the employee's retention of the award is no longer contingent on providing subsequent service.
11. Income Taxes
The Company's process for determining the provision for income taxes for the three and six months ended November 27, 2021 involved using an estimated annual effective tax rate which was based on expected annual income and statutory tax rates across the various jurisdictions in which it operates. The effective tax rates were 77.6% and 23.5%, respectively, for the three month periods ended November 27, 2021 and November 28, 2020. The year over year change in the effective tax rate for the three months ended November 27, 2021 resulted from an adjustment due to a pre-tax book loss reported for the quarter coupled with an overall forecasted pre-tax book loss for the year resulting from restructuring costs in connection with the Knoll acquisition and increased margin pressure from global supply chain disruptions and labor shortages. The same quarter of the prior year had no comparable impacts. For the three months ended November 27, 2021, the effective tax rate is higher than the United States federal statutory rate due to the impact of applying the estimated annual effective tax rate to the year to date pre-tax loss. For the three months ended November 28, 2020, the effective tax rate was higher than the United States federal statutory rate due to United States state income taxes and the mix of earnings in tax jurisdictions that had rates that were higher than the United States federal statutory rate.
The effective tax rates were 18.8% and 22.6%, respectively, for the six months ended November 27, 2021 and November 28, 2020. The year over year decrease in the effective rate for the six months ended November 27, 2021 resulted from an overall
16 Form 10-Q

pre-tax book loss reported for the six months coupled with non-deductible discrete compensation and acquisition costs in connection with the Knoll acquisition. The same six months in the prior year had no comparable impacts from the acquisition. For the six months ended November 27, 2021, the effective tax rate is lower than the United States federal statutory rate due to the impact of applying the estimated annual effective tax rate to the year to date pre-tax loss, which includes an adjustment impacted by non-deductible Knoll acquisition related costs. For the six months ended November 28, 2020, the effective tax rate was higher than the United States federal statutory rate mainly due to United States state income taxes and the mix of earnings in tax jurisdictions that had rates that were higher than the United States federal statutory rate.
The Company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its Condensed Consolidated Statements of Comprehensive Income. Interest and penalties recognized in the Company's Condensed Consolidated Statements of Comprehensive Income were negligible for the three and six months ended November 27, 2021 and November 28, 2020.
The Company's recorded liability for potential interest and penalties related to uncertain tax benefits was:

(In millions)	November 27, 2021	May 29, 2021
Liability for interest and penalties	$1.0	$0.9
Liability for uncertain tax positions, current	$2.7	$2.1
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
The carrying value and fair value of the Company's long-term debt, including current maturities, is as follows for the periods indicated:

(In millions)	November 27, 2021	May 29, 2021
Carrying value	$1,391.2	$277.1
Fair value	$1,320.5	$284.8
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
The following table sets forth financial assets and liabilities measured at fair value through net income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of November 27, 2021 and May 29, 2021.
MillerKnoll, Inc. and Subsidiaries 17

(In millions)	November 27, 2021		May 29, 2021
Financial Assets	NAV	Quoted Prices with Other Observable Inputs (Level 2)	NAV	Quoted Prices with Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$16.7	$—	$162.2	$—
Mutual funds - equity	—	0.7	—	0.8
Foreign currency forward contracts	—	0.3	—	1.6
Deferred compensation plan	—	17.7	—	16.1
Total	$16.7	$18.7	$162.2	$18.5

Financial Liabilities
Foreign currency forward contracts	$—	$2.7	$—	$0.1
Total	$—	$2.7	$—	$0.1
In connection with the acquisition of Knoll, the Company acquired a contingent obligation related to Knoll's acquisition of Fully. The fair value measurement of the Company's contingent obligation is based on significant, unobservable inputs for which little or no market data exists, and thus represents a Level 3 measurement. The contingent obligation is revalued each reporting period, with changes in fair value recognized through net income. The valuation inputs utilized to estimate fair value of the contingent obligation at November 27, 2021, included a discount rate of 2.5%, Fully's net sales and earnings before interest, taxes, depreciation and amortization ("EBITDA") for the period ended November 27. 2021, and projections related to Fully's net sales and EBITDA for each of the calendar years 2021 through 2023. The contingent obligation's fair value at November 27, 2021 is $9.9 million. The maximum amount of contingent obligation that could be earned by Fully through 2023 is $10.3 million.
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
The following table sets forth financial assets and liabilities measured at fair value through other comprehensive income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of November 27, 2021 and May 29, 2021.

(In millions)	November 27, 2021	May 29, 2021
Financial Assets	Quoted Prices with Other Observable Inputs (Level 2)	Quoted Prices with Other Observable Inputs (Level 2)
Mutual funds - fixed income	$6.7	$6.9
Total	$6.7	$6.9

Financial Liabilities
Interest rate swap agreement	$10.4	$14.4
Total	$10.4	$14.4
The following is a summary of the carrying and market values of the Company's fixed income mutual funds and equity mutual funds as of the dates indicated:

	November 27, 2021			May 29, 2021
(In millions)	Cost	Unrealized Gain/(Loss)	Market Value	Cost	Unrealized Gain/(Loss)	Market Value
Mutual funds - fixed income	$6.7	$—	$6.7	$6.9	$—	$6.9
Mutual funds - equity	0.4	0.3	0.7	0.5	0.3	0.8
Total	$7.1	$0.3	$7.4	$7.4	$0.3	$7.7
18 Form 10-Q

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
The interest rate swaps were designated as cash flow hedges at inception and the facts and circumstances of the hedged relationships remain consistent with the initial quantitative effectiveness assessment in that the hedged instruments remain an effective accounting hedge as of November 27, 2021. Since a designated derivative meets hedge accounting criteria, the fair value of the hedge is recorded in the Consolidated Statements of Stockholders’ Equity as a component of "Accumulated other comprehensive loss, net of tax." The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings. The interest rate swap agreements are assessed for hedge effectiveness on a quarterly basis.
As of November 27, 2021, the Company had the following two outstanding interest rate swap agreements:

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
As of November 27, 2021, the fair value of the Company’s two outstanding interest rate swap agreements was a liability of $10.4 million and is recorded within "Other liabilities" in the Condensed Consolidated Balance Sheets.
The following table summarizes the effects of the interest rate swap agreements for the three and six months ended:
MillerKnoll, Inc. and Subsidiaries 19

	Three Months Ended		Six Months Ended
(In millions)	November 27, 2021	November 28, 2020	November 27, 2021	November 28, 2020
Gain recognized in Other comprehensive loss (effective portion)	$4.0	$0.9	$3.0	$1.2
(Loss) reclassified from Accumulated other comprehensive loss into earnings	$(1.2)	$(1.1)	$(1.9)	$(2.2)
There were no gains or losses recognized in earnings for hedge ineffectiveness for the three and six month periods ended November 27, 2021 and November 28, 2020. The amount of loss expected to be reclassified from Accumulated other comprehensive loss into earnings during the next twelve months is $4.2 million, and net of tax is $3.2 million.
Redeemable Noncontrolling Interests
Changes in the Company's redeemable noncontrolling interest in HAY for the six months ended November 27, 2021 and November 28, 2020 are as follows:

(In millions)	November 27, 2021	November 28, 2020
Beginning Balance	$77.0	$50.4
Net income attributable to redeemable noncontrolling interests	3.9	2.0
Distributions to redeemable noncontrolling interests	(3.8)	(2.7)
Cumulative translation adjustments attributable to redeemable noncontrolling interests	(2.0)	2.8
Foreign currency translation adjustments	(5.7)	4.0
Ending Balance	$69.4	$56.5
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
Changes in the warranty reserve for the stated periods were as follows:

	Three Months Ended		Six Months Ended
(In millions)	November 27, 2021	November 28, 2020	November 27, 2021	November 28, 2020
Accrual Balance — beginning	$69.8	$60.3	$60.1	$59.2
Accrual for warranty matters	3.9	2.7	9.2	7.3
Settlements and adjustments	(3.8)	(3.2)	(9.5)	(6.7)
Acquired through business acquisition	—	—	$10.1	$—
Accrual Balance — ending	$69.9	$59.8	$69.9	$59.8
Guarantees
The Company is periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one year and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies. However, the Company is ultimately liable for claims that may occur against them. As of November 27, 2021, the Company had a maximum financial
20 Form 10-Q

exposure related to performance bonds totaling approximately $7.1 million. The Company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The Company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded in respect to these bonds as of either November 27, 2021 or May 29, 2021.
The Company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of November 27, 2021, the Company had a maximum financial exposure from these standby letters of credit totaling approximately $15.4 million, all of which is considered usage against the Company's revolving line of credit. The Company has no history of claims, nor is it aware of circumstances that would require it to perform, under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded in respect to these arrangements as of November 27, 2021 or May 29, 2021.
Contingencies
The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect, if any, on the Company's Consolidated Financial Statements.
14. Short-Term Borrowings and Long-Term Debt
Short-term borrowings and long-term debt as of November 27, 2021 and May 29, 2021 consisted of the following:

(In millions)	November 27, 2021	May 29, 2021
Debt securities, 4.95%, due May 20, 2030	$—	$49.9
Syndicated revolving line of credit, due August 2024	—	225.0
Syndicated revolving line of credit, due July 2026	363.1	—
Term Loan A, 1.5625%, due July 2026	400.0	—
Term Loan B, 2.0625%, due July 2028	625.0	—
Supplier financing program	3.1	2.2
Total debt	$1,391.2	$277.1
Less: Unamortized discount and issuance costs	(21.2)	—
Less: Current portion of long-term debt	(29.3)	(2.2)
Long-term debt	$1,340.7	$274.9
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
Available borrowings under the syndicated revolving line of credit were as follows for the periods indicated:
MillerKnoll, Inc. and Subsidiaries 21

(In millions)	November 27, 2021	May 29, 2021
Syndicated revolving line of credit borrowing capacity	$725.0	$500.0
Less: Borrowings under the syndicated revolving line of credit	363.1	225.0
Less: Outstanding letters of credit	15.4	9.8
Available borrowings under the syndicated revolving line of credit	$346.5	$265.2
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
15. Accumulated Other Comprehensive Loss
The following table provides an analysis of the changes in accumulated other comprehensive loss for the six months ended November 27, 2021 and November 28, 2020:

(In millions)	Cumulative Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Unrealized Gains on Available-for-sale Securities	Interest Rate Swap Agreement	Accumulated Other Comprehensive Loss
Balance at May 29, 2021	$(3.9)	$(50.4)	$—	$(10.8)	$(65.1)
Other comprehensive (loss) income, net of tax before reclassifications	(50.1)	—	—	4.9	(45.2)
Reclassification from accumulated other comprehensive loss - Other, net	—	4.7	—	(1.9)	2.8
Tax benefit	—	(0.6)	—	—	(0.6)
Net reclassifications	—	4.1	—	(1.9)	2.2
Net current period other comprehensive (loss) income	(50.1)	4.1	—	3.0	(43.0)
Balance at November 27, 2021	$(54.0)	$(46.3)	$—	$(7.8)	$(108.1)

Balance at May 30, 2020	$(56.0)	$(59.2)	$0.1	$(18.9)	$(134.0)
Other comprehensive income (loss), net of tax before reclassifications	32.3	—	(0.1)	3.4	35.6
Reclassification from accumulated other comprehensive loss - Other, net	—	3.0	—	(2.2)	0.8
Tax benefit	—	(0.5)	—	—	(0.5)
Net reclassifications	—	2.5	—	(2.2)	0.3
Net current period other comprehensive income (loss)	32.3	2.5	(0.1)	1.2	35.9
Balance at November 28, 2020	$(23.7)	(56.7)	$—	$(17.7)	$(98.1)
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
22 Form 10-Q

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
The Americas Contract segment includes the operations associated with the design, manufacture and sale of furniture and textile products for work-related settings, including office, healthcare, and educational environments, throughout North America and South America. The business associated with the Company's owned contract furniture dealers is also included in the Americas Contract segment. In addition to the Herman Miller brand and the DWR Contract business, this segment includes the operations associated with the design, manufacture and sale of high-craft furniture products and textiles including Geiger wood products, Maharam textiles, Herman Miller Healthcare, naughtone and Herman Miller Collection products.
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
The following is a summary of certain key financial measures for the respective periods indicated:

	Three Months Ended		Six Months Ended
(In millions)	November 27, 2021	November 28, 2020	November 27, 2021	November 28, 2020
Net Sales:
Americas Contract	$361.5	$347.2	$686.8	$717.2
International Contract	125.1	101.5	224.1	195.5
Global Retail	210.0	177.6	422.6	340.3
Knoll	336.3	—	492.7	—
Intersegment Eliminations	(6.6)	—	(10.2)	—
Total	$1,026.3	$626.3	$1,816.0	$1,253.0

Operating Earnings (Loss):
Americas Contract	$6.3	$39.1	$17.1	$97.0
International Contract	15.2	12.9	26.5	29.1
Global Retail	23.2	29.3	50.9	60.8
Knoll	(20.6)	—	(74.4)	—
Corporate	(20.3)	(10.3)	(69.1)	(20.5)
Total	$3.8	$71.0	$(49.0)	$166.4
Many of the Company's assets, including manufacturing, office and showroom facilities, support multiple segments. For that reason, it is impractical to disclose asset information on a segment basis.
MillerKnoll, Inc. and Subsidiaries 23

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
•Exit and disposal activities include those incurred as a direct result of integration activities, primarily including contract and lease terminations and asset impairment charges.
•Other integration costs include professional fees and other incremental third-party expenses, including a loss on extinguishment of debt associated with financing of the merger.
For the six months ended November 27, 2021, we have incurred $95.8 million of costs related to the Knoll Integration including: $46.4 million of severance and employee benefit costs, $15.5 million of non-cash asset impairments, $13.4 million of non-cash costs related to debt-extinguishment in the financing of the transaction, and $20.5 million of other integration costs.
The following table provides an analysis of the changes in liability balance for Knoll Integration costs that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and exit and disposal activities) for the six months ended November 27, 2021:

(In millions)	Severance and Employee Benefit	Exit and Disposal Activities	Total
May 29, 2021	$—	$—	$—
Integration Costs	46.4	15.5	61.9
Amounts Paid	(26.6)	—	(26.6)
Non-cash costs	(14.2)	(15.5)	(29.7)
November 27, 2021	$5.6	$—	$5.6
The Company's expects that a substantial portion of the liability for the Knoll Integration as of November 27, 2021 to be paid in fiscal year 2022.
The following is a summary of integration expenses by segment for the periods indicated:
24 Form 10-Q

	Three Months Ended		Six Months Ended
(In millions)	November 27, 2021	November 28, 2020	November 27, 2021	November 28, 2020
Americas Contract	$3.4	$—	$4.4	$—
International Contract	0.6	—	0.6	—
Retail	0.5	—	0.5	—
Knoll	11.6	—	56.5	—
Corporate	8.5	—	33.8	—
Total	$24.6	$—	$95.8	$—
Restructuring Activities:
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
In the second quarter of fiscal 2020, the Americas Contract segment initiated restructuring discussions with labor unions related to its Healthcare operation in Wisconsin. To date, the Company has recorded approximately $3.1 million in pre-tax restructuring expense related to this plan, with a net credit of $0.1 million recognized in fiscal 2021 and the remainder in fiscal 2020. The plan is complete and no future costs related to this plan are expected.
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
The following table provides an analysis of the changes in the restructuring costs reserve for the above plans for the six months ended November 27, 2021:

(In millions)	Severance and Employee-Related	Exit or Disposal Activities	Total
May 29, 2021	$0.9	$0.6	$1.5
Restructuring Costs	—	—	—
Amounts Paid	(0.3)	—	(0.3)
November 27, 2021	$0.6	$0.6	$1.2
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
The following table provides an analysis of the changes in the restructuring cost reserve for the May 2020 restructuring plan for the six months ended November 27, 2021:
MillerKnoll, Inc. and Subsidiaries 25

(In millions)	Severance and Employee-Related
May 29, 2021	$1.0
Restructuring Costs	—
Amounts Paid	(0.6)
November 27, 2021	$0.4
The following is a summary of restructuring expenses by segment for the periods indicated:

	Three Months Ended		Six Months Ended
(In millions)	November 27, 2021	November 28, 2020	November 27, 2021	November 28, 2020
Americas Contract	$—	$0.8	$—	$2.4
International Contract	—	1.6	—	(1.2)
Retail	—	—	—	—
Knoll	—	—	—	—
Total	$—	$2.4	$—	$1.2
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
Business Overview
The Company researches, designs, manufactures, sells, and distributes furnishings and accessories, for use in various environments including office, healthcare, educational, and residential settings, and provides related services that support companies all over the world. The Company's products are sold through independent contract office furniture dealers as well as the following channels: direct customer sales, independent retailers, owned retail studios and stores, direct-mail catalogs, architects and designers, the Company's eCommerce platforms, and an owned contract furniture dealer. The following is a summary of results for the three months ended November 27, 2021:
•Net sales were $1,026.3 million and orders were $1,157.9 million, representing an increase of 63.9% and 83.9%, respectively, when compared to the same quarter of the prior year. The increase in net sales was driven by the consolidation of Knoll results, as well as growth across each of our segments, as compared to the same quarter of the prior year. On an organic basis, which excludes the impact of acquisitions and foreign currency translation, net sales were $695.7 million(*) and orders were $795.7 million(*), representing an increase of 11.1%(*) and 26.4%(*) , respectively, when compared to the same quarter of the prior year.
•Gross margin was 34.2% as compared to 39.0% for the same quarter of the prior year. In the current year, this included the negative impact of charges totaling $4.8 million related to the initial purchase accounting effects of the Company's acquisition of Knoll. The decrease in gross margin was also driven by commodity cost pressures as well as rising labor and freight expenses.
•Operating expenses increased by $173.6 million or 100.2% as compared to the same quarter of the prior year. Operating expenses in the current quarter included $41.1 million(*) of transaction and integration related costs associated with the Knoll acquisition and $11.3 million(*) of charges related to the purchase accounting amortization effects of the merger. After excluding the impact of purchase accounting amortization and the transaction and integration related costs, the addition of Knoll increased operating expenses by $99.1 million.
•The effective tax rate was 77.6% compared to 23.5% for the same quarter of the prior year.
•Diluted loss per share was $0.05, a 105.7% decrease as compared to the prior year. Excluding transaction and integration related costs and the amortization of purchased intangible assets adjusted diluted earnings per share was $0.51(*), a 42.7%(*) decrease as compared to prior year adjusted diluted earnings per share.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."
The following summary includes the Company's view of the economic environment in which it operates:
•The Company has experienced operational challenges within its production facilities and supply networks. Broad-based shortages of production labor and rising material and freight expenses negatively impacted net sales and gross margins during the quarter.
•The Company's financial performance is sensitive to changes in certain input costs, including steel and steel component parts. The market price of steel in the second quarter of fiscal 2022 was higher than the same period of the prior year and negatively impacted consolidated results on a year-over-year basis. The price of steel is expected to continue to unfavorably impact consolidated gross margin in fiscal 2022. Ongoing cost reduction initiatives and price increases implemented in the first and second quarters of fiscal 2022 are expected to help offset these pressures over time.
MillerKnoll, Inc. and Subsidiaries 27

•Following industry-wide declines in order volume within the North America contract furniture industry, we have had a rebound in activity in the first two quarters of the fiscal year driven by the implementation of initial return-to-office plans for many businesses. In addition, demand levels in the contract business outside North America continued to improve in the quarter relative to prior year levels.
•Overall demand levels within the Company's Global Retail business segment showed continued strength in the first two quarters of this fiscal year.
The remaining sections within Item 2 include additional analysis of the three and six months ended November 27, 2021, including discussion of significant variances compared to the prior year periods.
COVID-19 Update
The Company continues to respond to the challenges brought about by the COVID-19 pandemic. Workplace restrictions are regionally applied based on the recommendations of local government and health authorities. Demand for certain of the Company's products and services, particularly in the Contract channel of the business, has been impacted. In addition, the Company's ability to timely fulfill orders across all channels continues to be challenged by supply chain constraints. We believe the investments we’ve made in people, technology, and products have positioned us well to capitalize on emerging opportunities as our customers' needs have changed throughout the COVID-19 pandemic. This has allowed our Retail business to take advantage of the unanticipated emerging work-from-home trend as well as "home is my castle" trends as consumers are focusing on and upgrading their broader home environments. Despite this, the duration of the pandemic, supply chain constraints, future demand for our products, and related impacts remain difficult to estimate.
Employee Safety and Health
The health and well-being of our employees remains top of mind. We continue to take a regional approach to restrictions based on active COVID-19 case levels and recommendations from local health authorities. Contact tracing is active in all regions to help track and control the spread of the virus. We also continue to employ a variety of other safety measures including domestic and international travel restrictions, extensive cleaning protocols, temperature and health screenings, personal protective equipment, and visitor safety guidelines. We continue to encourage vaccinations with our employees.
Federal Contractor Vaccine Mandate
On September 9, 2021, President Biden signed Executive Order 14042, Ensuring Adequate COVID Safety Protocols for Federal Contractors (Order). The Order directs executive departments and agencies to contractually obligate federal contractors and their subcontractors to comply with certain workplace safety standards concerning COVID-19. To implement the Order, the Safer Federal Workforce Task Force (Task Force) issued its COVID-19 Workplace Safety Guidance for federal contractors on September 24, 2021. Through a series of subsequent orders and memoranda, the Federal Acquisition Regulation Council and other federal agencies published their own instructions for implementation of the Order by federal contractors and their subcontractors. The Order and subsequent guidance by the federal government are facing legal challenges in federal courts.
MillerKnoll is a party to numerous federal government contracts. We are actively monitoring instructions and guidance issued by the federal government regarding implementation of the Order as well as the impact of any pending legal challenges on our obligations under the mandate.
Customer Focus
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
Our focus and digital investments in the retail space continue to pay off as we meet customers where they are looking to do business with us. We have begun to offer products from MillerKnoll brands across websites. Investments in our retail operations and systems are making it easier for customers to do business with us, we are introducing new and enhanced eCommerce sites globally, and social media and email marketing continue to drive conversion.
We also are continuing to invest in brick-and-mortar retail spaces that allow our customers to experience our products firsthand. HAY’s European stores, Knoll showrooms, and DWR studios continue to reflect positive momentum. Our Herman Miller
28 Form 10-Q

seating stores continue to exceed our initial revenue and operating profit expectations as we seek to educate customers about the health benefits of ergonomic seating.
Manufacturing and Retail Operations
Current labor and supply chain constraints have put pressure on the ability of our manufacturing operations to increase capacity as order volume has increased. We expect these constraints to ease over time; however, we will likely face similar capacity challenges throughout the balance of this fiscal year.
Manufacturing facilities and retail operations continue to operate with enhanced safety precautions. All facilities operate within the context of local guidance from government and health authorities, and we will continue to adjust to ensure we are acting in accordance with these guidelines.
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
Adjusted Earnings per Share represents reported diluted earnings per share excluding the impact from adjustments related to acquisition and integration charges, amortization of purchased intangibles, debt restructuring charges, restructuring expenses and other special charges or gains, including related taxes. These adjustments are described further below.
Organic Sales Growth (Decline) represents the change in sales and orders, excluding currency translation effects and the impact of acquisitions.
Acquisition and Integration Charges: Costs related directly to the Knoll acquisition including legal, accounting and other professional fees as well as integration-related costs. Integration-related costs include severance, accelerated stock-based compensation expenses, asset impairment charges and other cost reduction efforts or reorganization initiatives.
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
MillerKnoll, Inc. and Subsidiaries 29

The following tables reconcile net sales to organic net sales for the periods ended as indicated below:

	Three Months Ended
	November 27, 2021
	Americas	International	Retail	Knoll	Intersegment Elimination	Total
Net Sales, as reported	$361.5	$125.1	$210.0	$336.3	$(6.6)	$1,026.3
% change from PY	4.1%	23.3%	18.2%	N/A	N/A	63.9%

Adjustments
Acquisitions	—	—	—	(336.3)	6.6	(329.7)
Currency Translation Effects (1)	(0.9)	(0.1)	0.1	—	—	(0.9)
Net Sales, organic	$360.6	$125.0	$210.1	$—	$—	$695.7
% change from PY	3.9%	23.2%	18.3%	N/A	N/A	11.1%

	Three Months Ended
	November 28, 2020
	Americas	International	Retail	Knoll	Intersegment Elimination	Total
Net Sales, as reported	$347.2	$101.5	$177.6	$—	$—	$626.3
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period

	Six Months Ended
	November 27, 2021
	Americas	International	Retail	Knoll	Intersegment Elimination	Total
Net Sales, as reported	$686.8	$224.1	$422.6	$492.7	$(10.2)	$1,816.0
% change from PY	(4.3)%	14.6%	24.2%	N/A	N/A	44.9%

Adjustments
Acquisitions	—	—	—	(492.7)	10.2	(482.5)
Currency Translation Effects (1)	(1.7)	(4.8)	(1.7)	—	—	(8.2)
Net Sales, organic	$685.1	$219.3	$420.9	$—	$—	$1,325.3
% change from PY	(4.5)%	12.2%	23.7%	N/A	N/A	5.8%

	Six Months Ended
	November 28, 2020
	Americas	International	Retail	Knoll	Intersegment Elimination	Total
Net Sales, as reported	$717.2	$195.5	$340.3	$—	$—	$1,253.0
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period
30 Form 10-Q

The following table reconciles earnings per share - diluted to adjusted earnings per share - diluted for the three and six months ended:

	Three Months Ended		Six Months Ended
	November 27, 2021	November 28, 2020	November 27, 2021	November 28, 2020
(Loss) Earnings per Share - Diluted	$(0.05)	$0.87	$(0.92)	$2.10

Non-comparable items:
Add: Special charges, after tax	—	—	—	0.01
Add: Amortization of purchased intangibles, after tax	0.16	—	0.52	—
Add: Acquisition and integration charges, after tax	0.40	—	1.26	—
Add: Debt extinguishment, after tax	—	—	0.14	—
Add: Restructuring expenses, after tax	—	0.02	—	0.02
Adjusted Earnings per Share - Diluted	$0.51	$0.89	$1.00	$2.13
Weighted Average Shares Outstanding (used for Calculating Adjusted Earnings per Share) – Diluted	75,304,752	59,267,398	70,803,483	59,043,928
Note: The adjustments above are net of tax. For the three and six months ended November 27, 2021, the tax impact of the adjustments were $0.20 and $0.51. For the three and six months ended November 28, 2020, the tax impact of the adjustments was immaterial.

Analysis of Results for Three and Six Months
The following table presents certain key highlights from the results of operations for the three and six months ended:

	Three Months Ended			Six Months Ended
(In millions, except share data)	November 27, 2021	November 28, 2020	% Change	November 27, 2021	November 28, 2020	% Change
Net sales	$1,026.3	$626.3	63.9%	$1,816.0	$1,253.0	44.9%
Cost of sales	675.7	382.1	76.8%	1,187.9	758.8	56.5%
Gross margin	350.6	244.2	43.6%	628.1	494.2	27.1%
Operating expenses	346.8	173.2	100.2%	677.1	327.8	106.6%
Operating earnings (loss)	3.8	71.0	(94.6)%	(49.0)	166.4	(129.4)%
Other expenses, net	8.2	2.2	272.7%	26.1	3.7	605.4%
(Loss) Earnings before income taxes and equity income	(4.4)	68.8	(106.4)%	(75.1)	162.7	(146.2)%
Income tax (benefit) expense	(3.4)	16.2	(121.0)%	(14.1)	36.9	(138.2)%
Equity (loss) income from nonconsolidated affiliates, net of tax	(0.1)	0.2	(150.0)%	—	0.4	(100.0)%
Net (loss) earnings	(1.1)	52.8	(102.1)%	(61.0)	126.2	(148.3)%
Net earnings attributable to redeemable noncontrolling interests	2.3	1.5	n/a	3.9	2.0	n/a
Net (loss) earnings attributable to MillerKnoll, Inc.	$(3.4)	$51.3	(106.6)%	$(64.9)	$124.2	(152.3)%
(Loss) Earnings per share — diluted	$(0.05)	$0.87	(105.7)%	$(0.92)	$2.10	(143.8)%
Orders	$1,157.9	$629.7	83.9%	$2,074.4	$1,185.7	75.0%
Backlog	$967.3	$403.4	139.8%
MillerKnoll, Inc. and Subsidiaries 31

The following table presents select components of the Company's Condensed Consolidated Statements of Comprehensive (Loss) Income as a percentage of net sales, for the three and six months ended:

	Three Months Ended		Six Months Ended
	November 27, 2021	November 28, 2020	November 27, 2021	November 28, 2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.8	61.0	65.4	60.6
Gross margin	34.2	39.0	34.6	39.4
Operating expenses	33.8	27.7	37.3	26.2
Operating earnings (loss)	0.4	11.3	(2.7)	13.3
Other expenses, net	0.8	0.4	1.4	0.3
(Loss) earnings before income taxes and equity income	(0.4)	11.0	(4.1)	13.0
Income tax (benefit) expense	(0.3)	2.6	(0.8)	2.9
Net (loss) earnings	(0.1)	8.4	(3.4)	10.1
Net earnings attributable to redeemable noncontrolling interests	0.2	0.2	0.2	0.2
Net (loss) earnings attributable to MillerKnoll, Inc.	(0.3)	8.2	(3.6)	9.9

Net Sales
The following charts present graphically the primary drivers of the year-over-year change in net sales for the three and six months ended November 27, 2021. The amounts presented in the graphs are expressed in millions and have been rounded.
Net sales increased $400 million or 63.9% in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021. The following items contributed to the change:
•Increase of $330 million due to the acquisition of Knoll.
•Increased sales volumes within the Global Retail, International Contract and Americas Contract segment contributed to sales growth in the quarter. The Global Retail segment saw continued growth from investments made to strengthen our operational foundation and drive new customer acquisition. The International and Americas contract segments' growth was driven by increased demand as customers accelerate return to workplace plans.
32 Form 10-Q

•Each area of the business experienced sales pressure during the quarter from the impact of supply chain and internal manufacturing capacity disruption in the quarter, which impacted the ability to ship orders.
Net sales increased $563.0 million or 45% in the first six months of fiscal 2022 compared to the first six months of fiscal 2021. The following items led to the change:
•Increase of $483 million due to the acquisition of Knoll.
•Increased sales volume within the Global Retail segment of approximately $75 million.
•Increased sales volume within the International Contract segment of approximately $31 million, which was driven by demand growth within each of the geographies and brands.
•Decreased sales volume within the Americas Contract ("Americas") segment of approximately $38 million, primarily due to supply chain and manufacturing disruptions, which impacted the ability to ship orders.

Gross Margin
Gross margin was 34.2% in the second quarter of fiscal 2022 as compared to 39.0% in the second quarter of fiscal 2021. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:
•Cost pressures from commodities, freight and product distribution costs had a negative impact on gross margin of approximately 330 basis points.
•Increased labor costs, including the impact of benefits reinstated at the end of the last fiscal year, had a negative impact on margin of approximately 70 basis points.
•Amortization of purchased intangibles related to the Knoll acquisition had a negative impact on gross margin of approximately 50 basis points.
•Unfavorable channel and product mix contributed to the remaining decrease in gross margin
Gross margin was 34.6% for the six month period ended November 27, 2021 as compared to 39.4% for the same period of the prior fiscal year. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:
•Cost pressures from commodities, freight and product distribution costs had a negative impact on gross margin of approximately 310 basis points.
•Increased labor costs, including the impact of benefits reinstated at the end of the last fiscal year, had a negative impact on margin of approximately 80 basis points.
•Amortization of purchased intangibles related to the Knoll acquisition has a negative impact on gross margin of approximately 60 basis points.
•Unfavorable channel and product mix contributed to the remaining decrease in gross margin
MillerKnoll, Inc. and Subsidiaries 33

Operating Expenses
The following charts present graphically the primary drivers of the year-over-year change in operating expenses for the three and six months ended November 27, 2021. The amounts presented in the graphs are expressed in millions and have been rounded.
Operating expenses increased by $173.6 million or 100.2% in the second quarter of fiscal 2022 compared to the prior year period. The following factors contributed to the change:
•The acquisition of Knoll in the first quarter had the following impact on Operating Expenses as compared to the prior year.
◦$41 million of acquisition and integration charges, which include severance and related expenses for employee separations, asset impairment charges and professional fees and other incremental third-party expenses directly related to the transaction and subsequent integration.
◦$11 million of expenses related to the amortization of purchased intangibles from the Knoll acquisition
34 Form 10-Q

◦Knoll operating expenses in the quarter, excluding integration related costs incurred by Knoll and amortization of purchased intangibles, contributed $99 million to the increase as compared to the same quarter in the prior year
•Compensation and benefit costs increased approximately $9 million as compared to the same period in the prior year due to the return of certain employee benefits that were temporarily suspended during the first quarter of the prior year to mitigate the financial impacts of the COVID-19 pandemic.
•Increased marketing and selling costs of approximately $8 million, driven by both the Global Retail and Americas segments.
Operating expenses increased by $349.3 million or 106.6% in the first six months of fiscal 2022 compared to the prior year period. The following factors contributed to the change:
•The acquisition of Knoll during the quarter had the following impact on Operating Expenses as compared to the prior year.
◦$109 million of acquisition and integration related charges, which include severance and related charges for employee separations, asset impairment charges and professional fees and other incremental third-party expenses directly related to the transaction and subsequent integration.
◦$38 million of expenses related to the amortization of purchased intangibles from the Knoll acquisition
◦Knoll operating expenses in the quarter, excluding integration related costs incurred by Knoll and amortization of purchased intangibles, contributed $148 million to the increase as compared to the same quarter in the prior year
•Compensation and benefit costs increased approximately $16 million as compared to the same period in the prior year due to the return of certain employee benefits that were temporarily suspended during the first quarter of the prior year to mitigate the financial impacts of the COVID-19 pandemic.
•Increased marketing and selling costs of approximately $14 million, driven by both the Global Retail and Americas segments.
Other Income/Expense
During the three months ended November 27, 2021, net other expense was $8.2 million, representing an unfavorable change of $6.0 million compared to the same period in the prior year. The increase as compared to the prior year was driven by increased interest expense of $5.7 million, related to higher levels of debt required to finance the acquisition of Knoll.
During the six months ended November 27, 2021, net other income/expense was $26.1 million, representing an unfavorable change of $22.4 million compared to the same period in the prior year. Other income/expense in the six months ended November 27, 2021 included a loss on extinguishment of debt of approximately $13.4 million, which represented the premium on early redemption as well as an increase in interest expense of $7.6 million, related to higher levels of debt required to finance the acquisition of Knoll, all of which contributed to the increased expense as compared to the same period in the prior year.
Income Taxes
See Note 11 of the Condensed Consolidated Financial Statements for additional information.

MillerKnoll, Inc. and Subsidiaries 35

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
The charts below present the relative mix of Net sales and Operating earnings across each of the Company's segments during the three and six month periods ended November 27, 2021. This is followed by a discussion of the Company's results, by reportable segment. The amounts presented in the charts are in millions and have been rounded.
36 Form 10-Q

Americas Contract ("Americas")

	Three Months Ended			Six Months Ended
(Dollars in millions)	November 27, 2021	November 28, 2020	Change	November 27, 2021	November 28, 2020	Change
Net sales	$361.5	$347.2	$14.3	$686.8	$717.2	$(30.4)
Gross margin	101.2	123.6	(22.4)	201.3	262.6	(61.3)
Gross margin %	28.0%	35.6%	(7.6)%	29.3%	36.6%	(7.3)%
Operating earnings	6.3	39.1	(32.8)	17.1	97.0	(79.9)
Operating earnings %	1.7%	11.3%	(9.6)%	2.5%	13.5%	(11.0)%
For the three month comparative period, net sales increased $14.3 million, or 3.9%(*) on an organic basis, over the prior year period due to:
•Increased sales volumes within the segment of approximately $8 million, due primarily to increased demand as customers implement return to workplace plans after reduced order volume during the COVID-19 pandemic and
•The favorable impact of price increases, net of incremental discounting of $6 million and the favorable impact of foreign currency translation which increased sales by approximately $1 million; partially offset by
•The impact of supply chain and internal manufacturing capacity disruption in the quarter, which impacted the ability to ship orders in the quarter. These disruptions are estimated to have impacted net sales for the Americas Contract segment by $20 million in the quarter.
For the six month comparative period, net sales decreased $30.4 million, or 4.5%(*) on an organic basis, over the prior year period due to:
•Decreased sales volumes within the segment of approximately $37.5 million, due primarily to the continued impact of the COVID-19 pandemic as well as supply chain and internal manufacturing capacity disruption, which impacted the ability to ship orders; partially offset by
•The favorable impact of price increases, net of incremental discounting of $5 million and the favorable impact of foreign currency translation which increased sales by approximately $2 million.
For the three month comparative period, operating earnings decreased $32.8 million, or 83.9%, over the prior year period due to:
•Decreased gross margin of $22.4 million due to a decrease in gross margin percentage of 760 basis points. The decrease in gross margin percentage was due primarily to the impact of higher commodity, labor, freight and product distribution costs; and
•Increased operating expenses of $10.4 million driven primarily by Knoll integration related severance charges of approximately $4 million, increased marketing and selling expenses of approximately $2 million, and increased expense from digital and technology programs of $2 million.
For the six month comparative period, operating earnings decreased $79.9 million, or 82.4%, over the prior year period due to:
•Decreased gross margin of $61.3 million due to decreased sales volumes and decreased gross margin percentage of 730 basis points. The decrease in gross margin percentage was due primarily to the impact of higher commodity, labor, freight and product distribution costs; and
•Increased operating expenses of $18.6 million driven primarily by $4 million of integration expenses related to the Knoll acquisition, increased marketing and selling expenses of approximately $5 million, increased compensation and benefit expenses of $5 million, and increased product development expense of $4 million.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."
MillerKnoll, Inc. and Subsidiaries 37

International Contract ("International")

	Three Months Ended			Six Months Ended
(Dollars in millions)	November 27, 2021	November 28, 2020	Change	November 27, 2021	November 28, 2020	Change
Net sales	$125.1	$101.5	$23.6	$224.1	$195.5	$28.6
Gross margin	40.5	35.2	5.3	74.2	68.5	5.7
Gross margin %	32.4%	34.7%	(2.3)%	33.1%	35.0%	(1.9)%
Operating earnings	15.2	12.9	2.3	26.5	29.1	(2.6)
Operating earnings %	12.2%	12.7%	(0.5)%	11.8%	14.9%	(3.1)%
For the three month comparative period, net sales increased $23.6 million, or 23.2%(*) on an organic basis, over the prior year period due to:
•Increased sales volume of approximately $27 million, driven by growth across all geographies within the segment; partially offset by
•Price increases, net of incremental discounting, which reduced sales by $3 million. The impact of discounting was driven by larger average project sizes across the business this quarter, as well as increased sales volume, as a percentage of total mix, from geographies with generally higher discounting..
For the six month comparative period, net sales increased $28.6 million, or decreased 12.2%(*) on an organic basis, over the prior year period due to:
•Increased sales volume of approximately $31 million, driven by growth across all geographies within the segment; partially offset by
•Price increases, net of incremental discounting, which reduced sales by $6 million. The impact of discounting was driven by larger average project sizes across the business this quarter, as well as increased sales volume, as a percentage of total mix, from geographies with generally higher discounting.
For the three month comparative period, operating earnings increased $2.3 million, or 17.8%, over the prior year period due to:
•Increased gross margin of $5.3 million due to the increase in sales explained above, offset in part by decreased gross margin percentage of 230 basis points due primarily to unfavorable changes in channel and product mix as well as increased freight and distribution costs; offset by
•Increased operating expenses of approximately $3.0 million driven primarily by increased compensation and benefit costs as well as increased costs associated with product development, technology and digital related activities.
For the six month comparative period, operating earnings decreased $2.6 million, or 8.9%, over the prior year period due to:
•Increased gross margin of $5.7 million due to the increase in sales explained above, offset in part by decreased gross margin percentage of 190 basis points due primarily to unfavorable changes in channel and product mix as well as increased freight and distribution costs; offset by
•Increased operating expenses of approximately $8.3 million driven primarily by increased compensation and benefit costs as well as increased costs associated with product development, technology and digital related activities.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."
38 Form 10-Q

Global Retail

	Three Months Ended			Six Months Ended
(Dollars in millions)	November 27, 2021	November 28, 2020	Change	November 27, 2021	November 28, 2020	Change
Net sales	$210.0	$177.6	$32.4	$422.6	$340.3	$82.3
Gross margin	92.1	85.4	6.7	184.7	163.1	21.6
Gross margin %	43.9%	48.1%	(4.2)%	43.7%	47.9%	(4.2)%
Operating earnings	23.2	29.3	(6.1)	50.9	60.8	(9.9)
Operating earnings %	11.0%	16.5%	(5.5)%	12.0%	17.9%	(5.9)%
For the three month comparative period, net sales increased $32.4 million, or 18.3%(*) on an organic basis, over the prior year period due to:
•Increased sales volumes of approximately $30 million which were driven primarily by increased demand within the DWR, International and Global Hay businesses; and
•Incremental list price increases, net of discounting, of approximately $2 million.
For the six month comparative period, net sales increased $82.3 million or 23.7%(*), on an organic basis, over the prior year period due to:
•Increased sales volumes of approximately $75 million which were driven primarily by broad growth across the brands and geographies within the segment; and
•Incremental list price increases, net of discounting, of approximately $5 million
For the three month comparative period, operating earnings decreased $6.1 million or 20.8% over the prior year period due to:
•Increased operating expenses of $12.8 million driven primarily by increased store costs associated with the opening of new locations, increased compensation and benefit costs as certain benefits suspended in the prior year were returned, increased marketing and selling related costs, and higher IT costs driven by increased investments within the Company's digital and eCommerce platforms; partially offset by
•Increased gross margin of $6.7 million due to the increase in sales explained above, offset in part by a decrease in gross margin percentage of 420 basis points due primarily to the unfavorable impact of increased freight and product distribution costs and unfavorable changes in product mix.
For the six month comparative period, Operating earnings decreased $9.9 million, or 16.3%, over the prior year period due to:
•Increased Operating expenses of $31.5 million driven primarily by increased store costs associated with the opening of new locations, increased compensation and benefit costs as certain benefits suspended in the prior year were returned, increased marketing and selling related costs, and higher IT costs driven by increased investments within the Company's digital and eCommerce platforms; partially offset by
•Increased Gross margin of $21.6 million due to the increase in sales explained above, offset in part by a decrease in gross margin percentage of of 420 basis points due primarily to the unfavorable impact of increased freight and product distribution costs, pressure from increased product material costs and unfavorable changes in product mix.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."
MillerKnoll, Inc. and Subsidiaries 39

Knoll

	Three Months Ended			Six Months Ended
(Dollars in millions)	November 27, 2021	November 28, 2020	Change	November 27, 2021	November 28, 2020	Change
Net sales	$336.3	$—	$336.3	492.7	$—	$492.7
Gross margin	116.8	—	116.8	167.9	—	167.9
Gross margin %	34.7%	—%	34.7%	34.1%	—%	34.1%
Operating (loss)	(20.6)	—	(20.6)	(74.4)	—	(74.4)
Operating earnings %	(6.1)%	—%	(6.1)%	(15.1)%	—%	(15.1)%
The Company acquired Knoll on July 19, 2021 and has consolidated the financial results of Knoll from the acquisition date through the period ended November 27, 2021. Knoll contributed $336.3 million in sales for the quarter and $116.8 million of gross margin.
Knoll operating loss of $20.6 million for the three months ended includes the following items:
•$27 million related to integration related costs, which includes severance and related charges for employee separations and asset impairment charges.
•$16 million related to the impact of amortization expense of acquisition-related intangible assets.
Knoll operating loss of $74.4 million for the six months ended includes the following items:
•$49 million related to the impact of amortization of acquisition-related intangible assets
•$57 million related to integration related costs, which include severance and related charges for employee separations and asset impairment charges.
Corporate
Corporate unallocated expenses totaled $20.3 million for the second quarter of fiscal 2022, an increase of $10.0 million from the second quarter of fiscal 2021. The increase was driven by $9.5 million of integration and transaction costs related to the Knoll acquisition in the quarter.
Corporate unallocated expenses totaled $69.1 million for the first six months of fiscal 2022, an increase of $48.6 million from the same period of fiscal 2021. The increase was driven primarily by $48.0 million of integration and transaction costs recorded in the quarter related to the Knoll acquisition.
Liquidity and Capital Resources
The table below summarizes the net change in cash and cash equivalents for the six months ended as indicated.

(In millions)	November 27, 2021	November 28, 2020
Cash (used in) provided by:
Operating activities	$(57.6)	$214.6
Investing activities	(1,133.8)	(24.4)
Financing activities	1,035.5	(276.9)
Effect of exchange rate changes	(13.2)	10.6
Net change in cash and cash equivalents	$(169.1)	$(76.1)
Cash Flows - Operating Activities
Cash used in operating activities for the six months ended November 27, 2021 was $57.6 million, as compared to cash provided of $214.6 million in the same period of the prior year. The change in cash from operating activities as compared to the prior year, was primarily due to:
•a decrease in net earnings of 187.2 million largely driven by acquisition and integration related charges of $110.0 million;
•an increase in current assets of $166.7 million compared to a decrease in current assets of $2.3 million in the prior year period. The increase in current assets in the current year was driven by an increase in accounts receivable and
40 Form 10-Q

inventory as sales volumes increased from the end of fiscal 2021 as well as an increase in prepaid taxes driven by an expected benefit for the current year.
The increases above were offset by an increase of depreciation and amortization in the current period of $109.9 million related to the amortization of purchased intangible assets as part of the Knoll acquisition as well as an increase in stock based compensation of $22.1 million. The increase in stock based compensation included the impact of accelerated vesting for employee separations associated with the Knoll acquisition.
Cash Flows - Investing Activities
Cash used in investing activities for the six months ended November 27, 2021 was $1,133.8 million, as compared to $24.4 million in the same period of the prior year. The increase in cash outflow in the current year, compared to the prior year, was primarily due to the acquisition of Knoll, which drove a cash outflow, net of cash acquired, of $1,088.5 million.
At the end of the second quarter of fiscal 2022, there were outstanding commitments for capital purchases of $14.3 million. The Company plans to fund these commitments through a combination of cash on hand and cash flows from operations. The Company expects full-year capital purchases to be between $130 million and $140 million, which will be primarily related to investments in the Company's facilities and equipment along with the inclusion of Knoll in fiscal year 2022. This compares to full-year capital spending of $59.8 million in fiscal 2021.
Cash Flows - Financing Activities
Cash provided from financing activities for the six months ended November 27, 2021 was $1,035.5 million, as compared to cash used in financing activities of $276.9 million in the same period of the prior year. The increase in cash provided in the current year, compared to the prior year, was primarily due to net borrowings of $1,007.0 million from the credit agreement the Company entered into during Q1 and proceeds of $587.5 million on the Company's credit facility.
These increases were offset by:
•payments of $63.4 million related to the extinguishment of the Company's former debt agreement
•payments of $449.4 million on the Company's credit facility
•dividends paid of $25.4 million and stock repurchases of $14.4 million.
Sources of Liquidity
In addition to steps taken to protect its workforce and manage business operations, the Company has taken actions to safeguard its capital position in the current environment. The Company is closely managing spending levels, capital investments, and working capital, and has temporarily suspended open market share repurchase activity as part of managing cash flows.
At the end of the second quarter of fiscal 2022, the Company had a well-positioned balance sheet and liquidity profile. The Company has access to liquidity through credit facilities, cash and cash equivalents, and short-term investments. These sources have been summarized below. For additional information, refer to Note 14 to the Condensed Consolidated Financial Statements.

(In millions)	November 27, 2021	May 29, 2021
Cash and cash equivalents	$227.3	$396.4
Marketable securities	7.4	7.7
Availability under syndicated revolving line of credit	346.5	265.2
Total liquidity	$581.2	$669.3
Of the cash and cash equivalents noted above at the end of the second quarter of fiscal 2022, the Company had $208.9 million of cash and cash equivalents held outside the United States. In addition, the Company had marketable securities of $7.4 million held by one of its international wholly-owned subsidiaries.
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
As of November 27, 2021, the total debt outstanding related to borrowings under the syndicated revolving line of credit was $363.1 million with available borrowings against this facility of $346.5 million.
MillerKnoll, Inc. and Subsidiaries 41

The subsidiary holding the Company's marketable securities is taxed as a United States taxpayer at the Company's election. Consequently, for tax purposes, all United States tax impacts for this subsidiary have been recorded. The Company intends to repatriate $60.1 million in cash held in certain foreign jurisdictions and as such has recorded a deferred tax liability related to foreign withholding taxes on these future dividends received in the U.S. from foreign subsidiaries of $9.5 million. The Company intends to remain indefinitely reinvested in the remaining undistributed earnings outside the U.S.
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
The following table summarizes the amounts and estimated timing of these future cash payments for obligations of the Company as of November 27, 2021 for which there were material changes since May 29, 2021.

	Payments due by fiscal year
(in millions)	Total	2022	2023-2024	2025-2026	Thereafter
Short-term borrowings and long-term debt(1)	$1,265.0	$103.1	$57.5	$87.5	$1,016.9
Estimated interest on debt obligations(1)	169.7	29.2	55.4	52.8	32.3
Operating leases	511.4	89.2	158.1	115.3	148.8
Pension and other post employment benefit plans funding(2)	26.3	1.2	5.1	5.4	14.6
Shareholder dividends (3)	14.9	14.9	—	—	—
Other liabilities(4)	25.2	5.0	14.4	1.4	4.4
Total	$2,012.5	$242.6	$290.5	$262.4	$1,217.0
(1)Includes the current portion of long-term debt. Contractual cash payments on long-term debt obligations are disclosed herein based on the amounts borrowed as of November 27, 2021 and the maturity date of the underlying debt. Estimated future interest payments on our outstanding interest bearing debt obligations are based on interest rates as of November 27, 2021. Actual cash outflows may differ significantly due to changes in borrowings or interest rates.
(2)Pension funding commitments are known for a 12-month period for those plans that are funded; unfunded pension and post-retirement plan funding amounts are equal to the estimated benefit payments.
(3)Represents the dividend payable as of November 27, 2021. Future dividend payments are not considered contractual obligations until declared.
(4)Other contractual obligations include an earn-out liability related to the Knoll acquisition of Fully. The maximum earn-out liability is $10.3 million and is based on certain revenue and earnings before interest, taxes, depreciation and amortization targets within the next two years. Additionally, other contractual obligations include long-term commitments related to deferred and supplemental employee compensation benefits, and other post-employment benefits.
Guarantees
See Note 13 to the Condensed Consolidated Financial Statements.
Variable Interest Entities
See Note 18 to the Condensed Consolidated Financial Statements.
Contingencies
See Note 13 to the Condensed Consolidated Financial Statements.
42 Form 10-Q

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

MillerKnoll, Inc. and Subsidiaries 43

Item 3: Quantitative and Qualitative Disclosures About Market Risk
The information concerning quantitative and qualitative disclosures about market risk contained in the Company’s Annual Report on Form 10-K for the year ended May 29, 2021 has not changed materially. The nature of market risks from interest rates and commodity prices has not changed materially during the first six months of fiscal 2022.
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
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 27, 2021, and the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company's disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
On July 19, 2021, the Company completed its acquisition of Knoll. The Company is currently in the process of integrating Knoll’s internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Except for the inclusion of Knoll, there has been no change in our internal control over financial reporting that occurred during the quarterly period ended November 27, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
44 Form 10-Q

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
The Company has one outstanding share repurchase plan, which was authorized by the Board of Directors on January 16, 2019, and provides a share repurchase authorization of $250.0 million with no specified expiration date. No repurchase plans expired or were terminated during the second quarter of fiscal 2022, nor do any plans exist under which the Company does not intend to make further purchases.
The following is a summary of share repurchase activity during the quarter ended November 27, 2021.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)
8/29/21-9/25/21	25,588	$42.34	25,588	$224,594,065
9/26/21-10/30/21	18,455	$39.23	18,455	$223,870,034
10/31/21-11/27/21	40,063	$38.57	40,063	$222,324,990
Total	84,106		84,106
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

MillerKnoll, Inc. and Subsidiaries 45

Item 6: Exhibits
The following exhibits (listed by number corresponding to the Exhibit table as Item 601 in Regulation S-K) are filed with this Report:
Exhibit Number    Document
3    Articles of Incorporation and Bylaws
(a) MillerKnoll, Inc. Restated Articles of Incorporation.
(b) MillerKnoll, Inc. Amended and Restated Bylaws.
10.1*    Amended and Restated MillerKnoll, Inc. Director Deferred Compensation Plan
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
MillerKnoll, Inc.

January 5, 2022	/s/ Andrea R. Owen
Andrea R. Owen
President and Chief Executive Officer
(Duly Authorized Signatory for Registrant)

January 5, 2022	/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer
(Duly Authorized Signatory for Registrant)

MillerKnoll, Inc. and Subsidiaries 47