Form 10-Q
period 2022-02-26
MILLERKNOLL, INC.
filed 2022-04-06
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 26, 2022
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

As of April 1, 2022, MillerKnoll, Inc. had 75,792,770 shares of common stock outstanding.

MillerKnoll, Inc.
Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements
MillerKnoll, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)

(Dollars in millions, except share data)	Three Months Ended		Nine Months Ended
(Unaudited)	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Net sales	$1,029.5	$590.5	$2,845.5	$1,843.6
Cost of sales	692.7	359.6	1,880.6	1,118.4
Gross margin	336.8	230.9	964.9	725.2
Operating expenses:
Selling, general and administrative	282.3	157.4	907.8	450.2
Restructuring expense, net	—	0.3	—	1.5
Design and research	28.0	18.1	79.6	52.0
Total operating expenses	310.3	175.8	987.4	503.7
Operating earnings (loss)	26.5	55.1	(22.5)	221.5
Interest expense	10.2	3.6	24.9	10.8
Interest and other investment income	0.6	0.5	1.2	1.3
Other (income) expense, net	(0.2)	(4.6)	11.9	(7.3)
Earnings (loss) before income taxes and equity income	17.1	56.6	(58.1)	219.3
Income tax expense (benefit)	2.7	13.0	(11.5)	49.9
Equity (loss) income from nonconsolidated affiliates, net of tax	—	(0.3)	—	0.1
Net earnings (loss)	14.4	43.3	(46.6)	169.5
Net earnings attributable to redeemable noncontrolling interests	1.8	1.8	5.7	3.8
Net earnings (loss) attributable to MillerKnoll, Inc.	$12.6	$41.5	$(52.3)	$165.7

Earnings (loss) per share — basic	$0.17	$0.70	$(0.72)	$2.81
Earnings (loss) per share — diluted	$0.16	$0.70	$(0.72)	$2.80

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$5.4	$10.8	$(48.7)	$45.9
Pension and post-retirement liability adjustments	1.5	1.1	5.6	3.7
Unrealized gains on interest rate swap agreement	10.2	6.7	13.2	7.8
Unrealized holding loss on available for sale securities	—	—	—	(0.1)
Other comprehensive income (loss), net of tax	17.1	18.6	(29.9)	57.3
Comprehensive income (loss)	31.5	61.9	(76.5)	226.8
Comprehensive income (loss) attributable to redeemable noncontrolling interests	1.8	2.1	3.7	6.9
Comprehensive income (loss) attributable to MillerKnoll, Inc.	$29.7	$59.8	$(80.2)	$219.9
See accompanying notes to Condensed Consolidated Financial Statements.
MillerKnoll, Inc. and Subsidiaries 3

MillerKnoll, Inc.
Condensed Consolidated Balance Sheets

(Dollars in millions, except share data)
(Unaudited)	February 26, 2022	May 29, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$245.9	$396.4
Short-term investments	—	7.7
Accounts receivable, net of allowances of $8 and $5.5	313.8	204.7
Unbilled accounts receivable	42.1	16.4
Inventories	520.8	213.6
Prepaid expenses	139.9	45.1
Other current assets	8.6	7.6
Total current assets	1,271.1	891.5
Property and equipment, at cost	1,488.9	1,159.7
Less — accumulated depreciation	(904.6)	(832.5)
Net property and equipment	584.3	327.2
Right-of-use assets	418.6	214.7
Goodwill	1,282.7	364.2
Indefinite-lived intangibles	503.8	97.6
Other amortizable intangibles, net of accumulated amortization of $120.7 and $68.6	378.1	105.2
Other noncurrent assets	79.1	61.5
Total Assets	$4,517.7	$2,061.9

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$340.8	$178.4
Short-term borrowings and current portion of long-term debt	28.8	2.2
Accrued compensation and benefits	102.1	90.2
Short-term lease liability	78.7	44.8
Accrued warranty	19.9	14.5
Customer deposits	126.9	43.1
Other accrued liabilities	136.4	103.4
Total current liabilities	833.6	476.6
Long-term debt	1,384.9	274.9
Pension and post-retirement benefits	37.9	34.5
Lease liabilities	392.4	221.1
Other liabilities	344.9	128.2
Total Liabilities	2,993.7	1,135.3
Redeemable noncontrolling interests	68.1	77.0
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 75,798,552 and 59,029,165 shares issued and outstanding in fiscal 2022 and 2021, respectively)	15.2	11.8
Additional paid-in capital	820.6	94.7
Retained earnings	713.1	808.4
Accumulated other comprehensive loss	(93.0)	(65.1)
Deferred compensation plan	—	(0.2)
Total Stockholders' Equity	1,455.9	849.6
Total Liabilities, Redeemable Noncontrolling Interests, and Stockholders' Equity	$4,517.7	$2,061.9
See accompanying notes to Condensed Consolidated Financial Statements.
4 Form 10-Q

MillerKnoll, Inc.
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Nine Months Ended
(Unaudited)	February 26, 2022	February 27, 2021
Cash Flows from Operating Activities:
Net (loss) earnings	$(46.6)	$169.5
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	150.3	64.8
Stock-based compensation	27.0	6.1
Pension and post-retirement expenses	(6.2)	2.3
Deferred taxes	(16.4)	4.1
(Gain) loss on sales of property and dealers	(2.0)	0.2
Loss on impairment	15.5	—
Loss on extinguishment of debt	13.4	—
(Increase) in current assets	(219.6)	(6.4)
Increase in current liabilities	33.5	9.7
(Decrease) increase in non-current liabilities	(8.6)	11.0
Other, net	1.8	(1.2)
Net Cash (Used in) Provided by Operating Activities	(57.9)	260.1

Cash Flows from Investing Activities:
Proceeds from sale of subsidiary	—	11.5
Proceeds from sale of property and dealers	2.8	—
Capital expenditures	(65.8)	(42.8)
Acquisitions, net of cash received	(1,088.5)	—
Proceeds from the sale of investments	7.7	—
Other, net	(1.2)	(11.6)
Net Cash Used for Investing Activities	(1,145.0)	(42.9)

Cash Flows from Financing Activities:
Repayments of long-term debt	(56.6)	—
Proceeds from issuance of debt, net of discounts	1,007.0	—
Payments of deferred financing costs	(9.3)	—
Proceeds from credit facility	815.7	—
Repayments of credit facility	(627.7)	(265.0)
Payment of make whole premium on debt	(13.4)	—
Dividends paid	(39.8)	(23.4)
Common stock issued	6.8	3.9
Common stock repurchased and retired	(16.0)	(0.9)
Other, net	(5.3)	(1.9)
Net Cash Provided by (Used in) Financing Activities	1,061.4	(287.3)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(9.0)	13.5
Net Decrease in Cash and Cash Equivalents	(150.5)	(56.6)

Cash and Cash Equivalents, Beginning of Period	396.4	454.0
Cash and Cash Equivalents, End of Period	$245.9	$397.4
See accompanying notes to Condensed Consolidated Financial Statements.
MillerKnoll, Inc. and Subsidiaries 5

MillerKnoll, Inc.
Condensed Consolidated Statements of Stockholders' Equity

	Nine Months Ended February 26, 2022
(Dollars in millions, except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation Plan	MillerKnoll, Inc. Stockholders' Equity
(Unaudited)	Shares	Amount
May 29, 2021	59,029,165	$11.8	$94.7	$808.4	$(65.1)	$(0.2)	$849.6
Net earnings	—	—	—	(61.5)	—	—	(61.5)
Other comprehensive income, net of tax	—	—	—	—	(15.2)	—	(15.2)
Stock-based compensation expense	—	—	15.1	—	—	—	15.1
Exercise of stock options	49,584	—	1.3	—	—	—	1.3
Restricted and performance stock units released	358,016	—	—	—	—	—	—
Employee stock purchase plan issuances	19,020	—	0.7	—	—	—	0.7
Repurchase and retirement of common stock	(267,522)	—	(11.0)	—	—	—	(11.0)
Shares issued for the acquisition of Knoll	15,843,921	3.2	685.1	—	—	—	688.3
Pre-combination expense from Knoll rollover	751,907	0.2	22.4	—	—	—	22.6
Dividends declared $0.1875 per share)	—	—	—	(14.3)	—	—	(14.3)
August 28, 2021	75,784,091	$15.2	$808.3	$732.6	$(80.3)	$(0.2)	$1,475.6
Net earnings	—	—	—	(3.4)	—	—	(3.4)
Other comprehensive income, net of tax	—	—	—	—	(27.8)	—	(27.8)
Stock-based compensation expense	—	—	7.0	—	—	—	7.0
Exercise of stock options	52,697	—	1.5	—	—	—	1.5
Restricted and performance stock units released	91,443	—	0.2	—	—	—	0.2
Employee stock purchase plan issuances	18,813	—	0.6	—	—	—	0.6
Repurchase and retirement of common stock	(76,246)	—	(3.3)	—	—	—	(3.3)
Forfeiture of shares	(130,410)	(0.1)	—	—	—	—	(0.1)
NCI Adjustment	—	—	0.5	—	—	—	0.5
Dividends declared ($0.1875 per share)	—	—	—	(14.4)	—	—	(14.4)
November 27, 2021	75,740,388	$15.1	$814.8	$714.8	$(108.1)	$(0.2)	$1,436.4
Net earnings		—	—	12.6	—	—	12.6
Other comprehensive income, net of tax	—	—	—	—	15.1	—	15.1
Stock-based compensation expense	—	—	4.9	—	—	—	4.9
Exercise of stock options	11,053	—	0.3	—	—	—	0.3
Restricted and performance stock units released	45,417	—	—	—	—	—	—
Employee stock purchase plan issuances	20,437	—	0.7	—	—	—	0.7
Directors Fees	23,255	0.1	1.5				1.6
Deferred compensation plan	—	—	—	—	—	0.2	0.2
Repurchase and retirement of common stock	(41,346)	—	(1.6)	—	—	—	(1.6)
Forfeiture of shares	(652)	—	—	—	—	—	—
Dividends declared ($0.1875 per share)	—	—	—	(14.3)	—	—	(14.3)
February 26, 2022	75,798,552	$15.2	$820.6	$713.1	$(93.0)	$—	$1,455.9

6 Form 10-Q

	Nine Months Ended February 27, 2021
(Dollars in millions, except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation Plan	MillerKnoll, Inc. Stockholders' Equity
(Unaudited)	Shares	Amount
May 30, 2020	58,793,275	$11.8	$81.6	$683.9	$(134.0)	$(0.3)	$643.0
Net earnings	—	—	—	73.0	—	—	73.0
Other comprehensive income, net of tax	—	—	—	—	28.9	—	28.9
Stock-based compensation expense	—	—	1.5	—	—	—	1.5
Exercise of stock options	8,133	—	0.2	—	—	—	0.2
Restricted and performance stock units released	106,607	—	—	—	—	—	—
Employee stock purchase plan issuances	25,116	—	0.6	—	—	—	0.6
Repurchase and retirement of common stock	(36,644)	—	(0.9)	—	—	—	(0.9)
Directors' fees	3,013	—	0.1	—	—	—	0.1
August 29, 2020	58,899,500	$11.8	$83.1	$756.9	$(105.1)	$(0.3)	$746.4
Net earnings	—	—	—	51.3	—	—	51.3
Other comprehensive income, net of tax	—	—	—	—	7.0	—	7.0
Stock-base compensation expense	—	—	2.4	—	—	—	2.4
Exercise of stock options	54,771	—	1.9	—	—	—	1.9
Restricted and performance stock units released	3,688	—	—	—	—	—	—
Employee stock purchase plan issuances	14,880	—	0.4	—	—	—	0.4
Repurchase and retirement of common stock	(1,198)	—	—	—	—	—	—
Dividends declared ($0.1875 per share)	—	—	$—	(11.1)	—	—	(11.1)
November 28, 2020	58,971,641	$11.8	$87.8	$797.1	$(98.1)	$(0.3)	$798.3
Net earnings	—	$—	—	41.5	—	—	41.5
Other comprehensive income, net of tax	—	—	—	—	18.3	—	18.3
Stock-based compensation expense	—	—	2.2	—	—	—	2.2
Exercise of stock options	10,628	—	0.1	—	—	—	0.1
Restricted and performance stock units released	1,736	—	0.1	—	—	—	0.1
Employee stock purchase plan issuances	17,709	—	0.6	—	—	—	0.6
Repurchase and retirement of common stock	(579)	—	—	—	—	—	—
Deferred compensation plan	—	—	—	—	—	0.1	0.1
Dividends declared ($0.1875 per share)	—	—	—	(11.1)	—	—	(11.1)
February 27, 2021	59,001,135	$11.8	$90.8	$827.5	$(79.8)	$(0.2)	$850.1

See accompanying notes to Condensed Consolidated Financial Statements.
MillerKnoll, Inc. and Subsidiaries 7

Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share data)
(unaudited)
1. Description of Business
MillerKnoll, Inc. (the "Company") researches, designs, manufactures, sells, and distributes interior furnishings for use in various environments including office, healthcare, educational, and residential settings and provides related services that support companies all over the world. The Company's products are sold through independent contract office furniture dealers, owned retail studios, the Company’s eCommerce platforms, direct mail catalogs, as well as direct customer sales and independent retailers.
On July 19, 2021 the Company acquired Knoll, Inc. ("Knoll") (See Note 5. "Acquisitions"). Knoll is a leading global manufacturer of commercial and residential furniture, accessories, lighting, and coverings. The Company has included the financial results of Knoll in the condensed consolidated financial statements from the date of acquisition. On October 11, 2021, our shareholders approved an amendment to our Restated Articles of Incorporation to change our corporate name from Herman Miller, Inc. to MillerKnoll, Inc. On November 1, 2021, the change in corporate name and ticker symbol to MLKN became effective.
MillerKnoll is a collective of dynamic brands that comes together to design the world we live in. A global leader in design, MillerKnoll includes Herman Miller® and Knoll®, as well as Colebrook Bosson Saunders®, DatesWeiser®, Design Within Reach®, Edelman® Leather, Fully®, Geiger®, HAY®, Holly Hunt®, KnollTextiles®, Maars® Living Walls, Maharam®, Muuto®, naughtone®, and Spinneybeck®|FilzFelt®. Combined, MillerKnoll represents over 100 years of design research and exploration in service of humanity. The company is united by a belief in design as a tool to create positive impact and shape a more sustainable, caring, and beautiful future for all people and the planet.
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
The accompanying unaudited Condensed Consolidated Financial Statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly the financial position of the Company as of February 26, 2022. Operating results for the three and nine months ended February 26, 2022 are not necessarily indicative of the results that may be expected for the year ending May 28, 2022 ("fiscal 2022"). It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 29, 2021 ("fiscal 2021"). All intercompany transactions have been eliminated in the Condensed Consolidated Financial Statements. The financial statements of equity method investments are not consolidated.
Immaterial Correction of Error
The Company’s previously issued financial statements have been revised to reclassify certain lease liabilities that were inappropriately presented within the Consolidated Balance Sheet as of May 29, 2021. As a result, $24.2 million was reclassified from Short-term lease liability to Lease liabilities on the Consolidated Balance Sheet as of May 29, 2021. The error had no impact on the Company's Consolidated Statements of Comprehensive Income (Loss), Cash Flows or Stockholders’ Equity. Management has evaluated the error and has determined, based on quantitative and qualitative factors, that it is not material to the May 29, 2021 Consolidated Balance Sheet.
Segment Reorganization
Effective as of May 30, 2021, the beginning of fiscal year 2022, the Company implemented an organizational change that resulted in a change in the reportable segments. The Company has recast historical results to reflect this change. Below is a
8 Form 10-Q

description of each reportable segment. Intersegment sales are eliminated within each segment, with the exception of sales to and from the Knoll segment, which are presented as intersegment eliminations.
•Global Retail ("Retail") – reflects the legacy North America Retail segment and now includes International Retail
•Americas Contract ("Americas") – reflects the legacy Herman Miller North America Contract segment combined with Latin America and Design Within Reach Contract
•International Contract ("International") – reflects global Contract activity outside the Americas, excluding the international activity of Knoll
•Knoll – the Knoll segment includes the global operations associated with the design, manufacture, and sale of furniture products within the Knoll constellation of brands. The acquired Knoll business will initially be reflected as a stand-alone segment.
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
Recently Issued Accounting Standards Not Yet Adopted
The Company is currently evaluating the impact of adopting the following relevant standards issued by the FASB:

Standard		Description	Effective Date
2021-10	Government Assistance	This update requires disclosures to increase the transparency of transactions with governments accounted for by applying a grant or contribution accounting model by analogy, including the (1) types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity's financial statements. Early adoption is permitted. The Company is evaluating the effect of adopting this new accounting guidance.	May 29, 2022
We have assessed all other ASUs issued but not yet adopted and concluded that those not disclosed are not relevant to the Company or are not expected to have a material impact.
MillerKnoll, Inc. and Subsidiaries 9

3. Revenue from Contracts with Customers
Disaggregated Revenue
Revenue disaggregated by contract type is provided in the table below:

	Three Months Ended		Nine Months Ended
(In millions)	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Net Sales:
Single performance obligation
Product revenue	$953.3	$531.2	$2,632.0	$1,618.8
Multiple performance obligations
Product revenue	69.9	54.9	197.9	210.5
Service revenue	2.5	2.0	7.3	8.1
Other	3.8	2.4	8.3	6.2
Total	$1,029.5	$590.5	$2,845.5	$1,843.6
The Company internally reports and evaluates products based on the categories Workplace, Performance Seating, Lifestyle, and Other. A description of these categories is included below.
The Workplace category includes products centered on creating highly functional and productive settings for both groups and individuals. This category focuses on the development of products, beyond seating, that define boundaries, support work, and enable productivity.
The Performance Seating category includes products centered on seating ergonomics, productivity, and function across an evolving and diverse range of settings. This category focuses on the development of ergonomic seating solutions for specific use cases requiring more than basic utility.
The Lifestyle category includes products focused on bringing spaces to life through beautiful yet functional products. This category focuses on the development of products that support a way of living, in thoughtful yet elevated ways. The products in this category help create emotive and visually appealing spaces via a portfolio that offers diversity in aesthetics, price, and performance.
10 Form 10-Q

Revenue disaggregated by product type and reportable segment is provided in the table below:

	Three Months Ended		Nine Months Ended
(In millions)	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Americas Contract:
Workplace	$204.2	$163.9	$578.0	$580.7
Performance Seating	90.3	71.7	271.9	241.0
Lifestyle	37.9	27.1	105.1	88.6
Other	32.7	28.0	97.0	97.7
Total Americas Contract	$365.1	$290.7	$1,052.0	$1,008.0

International Contract:
Workplace	$30.1	$23.3	$91.2	$82.9
Performance Seating	61.0	51.4	167.8	146.3
Lifestyle	27.2	20.0	78.6	59.3
Other	5.1	3.3	9.8	5.0
Total International Contract	$123.4	$98.0	$347.4	$293.5

Global Retail:
Workplace	$3.2	$2.7	$9.6	$7.6
Performance Seating	63.4	75.2	184.5	196.3
Lifestyle	145.4	123.5	439.6	337.2
Other	0.8	0.4	1.7	1.0
Total Global Retail	$212.8	$201.8	$635.4	$542.1

Knoll:
Workplace	$155.0	$—	$388.0	$—
Performance Seating	29.1	—	66.8	—
Lifestyle	125.7	—	310.6	—
Other	27.1	—	64.1	—
Total Knoll	$336.9	$—	$829.5	$—

Intersegment sales elimination	$(8.7)	$—	$(18.8)	$—

Total	$1,029.5	$590.5	$2,845.5	$1,843.6
Refer to Note 16 of the Condensed Consolidated Financial Statements for further information related to our reportable segments.
Contract Balances
Customers may make payments before the satisfaction of the Company's performance obligation and recognition of revenue. These payments represent contract liabilities and are included within the caption “Customer deposits” in the Condensed Consolidated Balance Sheets. During the three and nine months ended February 26, 2022, the Company recognized Net sales of $14.2 million and $85.5 million, respectively, related to customer deposits that were included in the balance sheet as of May 29, 2021. The Company assumed a contract liability of $55.5 million related to the acquisition of Knoll, Inc on July 19, 2021.
MillerKnoll, Inc. and Subsidiaries 11

4. Leases
The components of lease expense are provided in the table below:

	Three Months Ended		Nine Months Ended
(In millions)	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Operating lease costs	$23.7	$13.3	$64.8	$36.8
Short-term lease costs	3.0	0.9	7.4	2.4
Variable lease costs*	2.4	2.3	7.3	5.9
Total	$29.1	$16.5	$79.5	$45.1
*Not included in the table above for the three and nine months ended February 26, 2022 are variable lease costs of $22.7 million and $68.4 million, respectively, for raw material purchases under certain supply arrangements that the Company has determined meet the definition of a lease. This compares to purchases of $22.8 million and $61.40 million for the three and nine months ended February 27, 2021, respectively.
At February 26, 2022, the Company had no financing leases.
The undiscounted annual future minimum lease payments related to the Company's right-of-use assets are summarized by fiscal year in the following table:

(In millions)
2022	$75.5
2023	83.4
2024	74.0
2025	63.3
2026	50.4
Thereafter	145.7
Total lease payments*	$492.3
Less interest	21.2
Present value of lease liabilities	$471.1
*Lease payments exclude $1.8 million of legally binding minimum lease payments for leases signed but not yet commenced.
At February 26, 2022, the weighted average remaining lease term and weighted average discount rate for operating leases were 7.1 years and 2.5%, respectively.
Supplemental cash flow and other information related to leases are provided in the table below:

	Three Months Ended		Nine Months Ended
(In millions)	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Operating cash flows used in operating leases	$28.9	$13.5	$62.6	$36.3
Right-of-use assets obtained in exchange for new liabilities	$28.4	$7.1	$54.3	$55.7
5. Acquisitions and Divestitures
Knoll, Inc.
On July 19, 2021, the Company completed its previously announced acquisition of Knoll, Inc. (“Knoll"), a leader in the design, manufacture, marketing, and sale of high-end furniture products and accessories for workplace and residential markets. The Company has included the financial results of Knoll in the condensed consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition, which included financial advisory, legal, proxy filing, regulatory and financing fees, were approximately $1.2 million and $28.8 million for the three and nine months ended February 26, 2022 and were recorded in general and administrative expenses.
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
12 Form 10-Q

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
Outstanding unvested restricted stock awards, performance stock awards, performance stock units, and restricted stock units with a preliminary estimated fair value of $53.4 million automatically converted into Company awards. Of the total fair value, $22.4 million was preliminarily allocated to purchase consideration and $31.0 million was preliminarily allocated to future services and will be expensed over the remaining service periods on a straight-line basis. Per the terms of the converted awards any qualifying termination within the twelve months subsequent to the acquisition will result in accelerated vesting and related recognition of expense.
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
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition:
MillerKnoll, Inc. and Subsidiaries 13

(In millions)	Fair Value
Cash	$88.0
Accounts receivable	82.3
Inventories	219.9
Other current assets	36.2
Property and equipment	292.5
Right-of-use assets	202.7
Intangible assets	748.6
Goodwill	941.4
Other noncurrent assets	23.6
Total assets acquired	2,635.2

Accounts payable	144.0
Other current liabilities	134.1
Lease liabilities	177.8
Other liabilities	292.0
Total liabilities assumed	747.9
Net Assets Acquired	$1,887.3
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill is primarily attributed to the assembled workforce of Knoll and anticipated operational synergies. Goodwill related to the acquisition was recorded within the Knoll segment at $941.4 million. Goodwill arising from the acquisition is not expected to be deductible for tax reporting purposes.
The fair values assigned to tangible assets acquired and liabilities assumed are preliminary based on management's estimates and assumptions and may be subject to change as additional information is received and certain tax matters are finalized. Certain adjustments were made during the three months ended February 26, 2022 to the preliminary fair values resulting in a net decrease to goodwill of $2.3 million primarily related to adjustments to the value of certain liabilities acquired and the fair value of intangible assets acquired. The primary areas that remain preliminary relate to the fair values of intangible assets acquired, certain tangible assets and liabilities acquired, income and non-income-based taxes and residual goodwill. The Company expects to finalize the valuations as soon as practicable, but not later than one year from the acquisition date.
The following table summarizes the acquired identified intangible assets, valuation method employed, useful lives and fair value, as determined by the Company as of the acquisition date:

(In millions)	Valuation Method	Useful Life (years)	Fair Value
Backlog	Multi-Period Excess Earnings	Less than 1 Year	$27.6
Trade name - indefinite lived	Relief from Royalty	Indefinite	413.0
Trade name - amortizing	Relief from Royalty	5-10 Years	23.0
Designs	Relief from Royalty	9-15 years	31.0
Customer Relationships	Multi-Period Excess Earnings	2-15 years	254.0
Total			$748.6
Revenue and Net Loss of Knoll included in the Company's Condensed Consolidated Statements of Comprehensive Income (Loss) from the acquisition date of July 19, 2021 through February 26, 2022 are as follows (in millions):

Total Revenue	$829.5
Net Loss	$(63.4)

Unaudited Pro Forma Results of Operations
The results of Knoll's operations have been included in the Consolidated Financial Statements beginning on July 19, 2021. The following table provides pro forma results of operations for the three and nine months ended February 26, 2022 and February 27, 2021, as if Knoll had been acquired as of May 31, 2020. The pro forma results include certain purchase accounting adjustments such as the estimated change in depreciation and amortization expense on the acquired tangible and
14 Form 10-Q

intangible assets. The impact of these adjustments is subject to change as valuations are finalized. The pro forma results also include the impact of incremental interest expense incurred to finance the merger. Transaction related costs, including debt extinguishment costs related to the transaction, have been eliminated from the pro forma amounts presented in both periods. Pro forma results do not include any anticipated cost savings from the integration of this acquisition. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated or that may result in the future.

	Three Months Ended		Nine Months Ended
(In millions)	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Net sales	$1,029.5	$848.7	$2,999.7	$2,681.0
Net earnings (loss) attributable to MillerKnoll, Inc.	$8.0	$30.1	$(18.0)	$140.2
Contract Furniture Dealership Divestiture
On January 31, 2022, the Company completed the sale of a wholly-owned contract furniture dealership in Toronto, Canada for cash consideration of $2.8 million. A pre-tax gain of $2.0 million was recognized as a result of the sale within the caption Selling, general and administrative within the Condensed Consolidated Statements of Comprehensive Income.
6. Inventories, net

(In millions)	February 26, 2022	May 29, 2021
Finished goods and work in process	$371.6	$166.7
Raw materials	149.2	46.9
Total	$520.8	$213.6
Inventories are valued at the lower of cost or market and include material, labor, and overhead. Certain inventories within our United States-based manufacturing operations are valued using the last-in, first-out (LIFO) method. Inventories of all other operations are primarily valued using the first-in, first-out (FIFO) method.
Inventories valued using LIFO amounted to $25.9 million and $21.8 million as of February 26, 2022 and May 29, 2021, respectively. If all inventories had been valued using the first-in first-out method, inventories would have been $543.4 million and $230.2 million at February 26, 2022 and May 29, 2021, respectively.
7. Goodwill and Indefinite-Lived Intangibles
Goodwill and other indefinite-lived intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following as of February 26, 2022 and May 29, 2021:

(In millions)	Goodwill	Indefinite-lived Intangible Assets
May 29, 2021	$364.2	$97.6
Foreign currency translation adjustments	(22.6)	(6.8)
Sale of owned dealer	(0.3)	—
Acquisition of Knoll	941.4	413.0
February 26, 2022	$1,282.7	$503.8
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
MillerKnoll, Inc. and Subsidiaries 15

determined that the fair value of its reporting units exceeded the carrying amount and, as such, these reporting units were not impaired.
In connection with the segment reorganization, certain Company reporting units have changed in composition, and goodwill was reallocated between such reporting units using a relative fair value approach. Accordingly, the Company performed interim goodwill impairment tests in the first quarter of 2022 for each reporting unit, with the exception of Knoll. Based on the results of the tests performed, the Company determined that the fair value of each reporting unit, as reorganized, exceeded its respective carrying amount in each case.
Goodwill related to the acquisition of Knoll was recorded within the Knoll segment at $941.4 million. The increase in goodwill from the acquisition of Knoll was offset in part by foreign currency translation adjustments as well a reduction due to the sale of an owned dealer, resulting in a goodwill balance of $1,282.7 million as of February 26, 2022.
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
During the nine months ended February 26, 2022, there were no identified indicators of impairment that required the Company to complete an interim quantitative impairment assessment related to any of the Company's reporting units or indefinitely-lived intangible assets.
8. Employee Benefit Plans
The following table summarizes the components of net periodic benefit cost for the Company's defined benefit pension plans:

	Pension Benefits
	Three Months Ended February 26, 2022		Three Months Ended February 27, 2021
(In millions)	Domestic	International	Domestic	International
Service cost	$0.1	$—	$—	$—
Interest cost	1.1	0.8	—	0.7
Expected return on plan assets(1)	(2.1)	(1.8)	—	(1.5)
Net amortization loss	—	1.7	—	1.7
Net periodic benefit cost	$(0.9)	$0.7	$—	$0.9

	Nine Months Ended February 26, 2022		Nine Months Ended February 27, 2021
(In millions)	Domestic	International	Domestic	International
Service cost	$0.3	$—	$—	$—
Interest cost	2.6	2.5	—	2.1
Expected return on plan assets(1)	(5.2)	(5.4)	—	(4.3)
Net amortization loss	—	5.0	—	5.0
Net periodic benefit cost	$(2.3)	$2.1	$—	$2.8
(1)The weighted-average expected long-term rate of return on plan assets is 4.98%.
16 Form 10-Q

9. Earnings Per Share
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share ("EPS") for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Numerators:
Numerator for both basic and diluted EPS, Net earnings (loss) attributable to MillerKnoll, Inc. - in millions	$12.6	$41.5	$(52.3)	$165.7

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	75,461,462	58,979,730	72,356,143	58,906,376
Potentially dilutive shares resulting from stock plans	1,049,972	622,908	—	306,071
Denominator for diluted EPS	76,511,434	59,602,638	72,356,143	59,212,447
Antidilutive equity awards not included in weighted-average common shares - diluted	307,218	128,046	1,320,891	314,293
10. Stock-Based Compensation
The following table summarizes the stock-based compensation expense and related income tax effect for the three and nine months ended:

	Three Months Ended		Nine Months Ended
(In millions)	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Stock-based compensation expense	$4.9	$2.2	$27.0	$6.1
Related income tax effect	$1.2	$0.5	$6.6	$1.4
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
11. Income Taxes
The Company's process for determining the provision for income taxes for the three and nine months ended February 26, 2022 involved using an estimated annual effective tax rate which was based on expected annual income and statutory tax rates across the various jurisdictions in which it operates. The effective tax rates were 15.6% and 22.9%, respectively, for the three month periods ended February 26, 2022 and February 27, 2021. The year over year change in the effective tax rate for the three months ended February 26, 2022 resulted from an adjustment in the quarter resulting from the impact of the annual effective tax rate and the majority of the pre-tax loss for the year previously recorded through the first six months of the fiscal year. The same quarter of the prior year had no comparable impacts. For the three months ended February 26, 2022, the effective tax rate is lower than the United States federal statutory rate due to the impact of applying the estimated annual effective tax rate to the year to date pre-tax loss. For the three months ended February 27, 2021, the effective tax rate was higher than the United States federal statutory rate due to United States state income taxes and the mix of earnings in tax jurisdictions that had rates that were higher than the United States federal statutory rate.
The effective tax rates were 19.8% and 22.7%, respectively, for the nine months ended February 26, 2022 and February 27, 2021. The year over year decrease in the effective rate for the nine months ended February 26, 2022 resulted from an overall pre-tax book loss reported for the nine months coupled with non-deductible discrete compensation and acquisition costs in
MillerKnoll, Inc. and Subsidiaries 17

connection with the Knoll acquisition. The same nine months in the prior year had no comparable impacts from the acquisition. For the nine months ended February 26, 2022, the effective tax rate is lower than the United States federal statutory rate due to the impact of applying the estimated annual effective tax rate to the year to date pre-tax loss, which includes an adjustment impacted by non-deductible Knoll acquisition related costs. For the nine months ended February 27, 2021, the effective tax rate was higher than the United States federal statutory rate mainly due to United States state income taxes and the mix of earnings in tax jurisdictions that had rates that were higher than the United States federal statutory rate.
The Company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its Condensed Consolidated Statements of Comprehensive Income. Interest and penalties recognized in the Company's Condensed Consolidated Statements of Comprehensive Income were negligible for the three and nine months ended February 26, 2022 and February 27, 2021.
The Company's recorded liability for potential interest and penalties related to uncertain tax benefits was:

(In millions)	February 26, 2022	May 29, 2021
Liability for interest and penalties	$1.0	$0.9
Liability for uncertain tax positions, current	$2.7	$2.1
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
12. Fair Value Measurements
The Company's financial instruments consist of cash equivalents, marketable securities, accounts and notes receivable, a deferred compensation plan, accounts payable, debt, interest rate swaps, foreign currency exchange contracts, redeemable noncontrolling interests, indefinite-lived intangible assets, and right-of-use assets. The Company's financial instruments, other than long-term debt, are recorded at fair value.
The carrying value and fair value of the Company's long-term debt, including current maturities, is as follows for the periods indicated:

(In millions)	February 26, 2022	May 29, 2021
Carrying value	$1,434.0	$277.1
Fair value	$1,308.5	$284.8
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
The following table sets forth financial assets and liabilities measured at fair value through net income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of February 26, 2022 and May 29, 2021.
18 Form 10-Q

(In millions)	February 26, 2022		May 29, 2021
Financial Assets	NAV	Quoted Prices with Other Observable Inputs (Level 2)	NAV	Quoted Prices with Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$28.0	$—	$162.2	$—
Mutual funds - equity	—	—	—	0.8
Foreign currency forward contracts	—	0.5	—	1.6
Deferred compensation plan	—	16.2	—	16.1
Total	$28.0	$16.7	$162.2	$18.5

Financial Liabilities
Foreign currency forward contracts	$—	$0.4	$—	$0.1
Total	$—	$0.4	$—	$0.1
In connection with the acquisition of Knoll, the Company acquired a contingent obligation related to Knoll's acquisition of Fully. During the period ended February 26, 2022 the Company paid the $10.0 million obligation in full.
The following describes the methods the Company uses to estimate the fair value of financial assets and liabilities recorded in other comprehensive income, the estimates have not significantly changed in the current period:
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
The following table sets forth financial assets and liabilities measured at fair value through other comprehensive income and the respective balance sheet locations and pricing levels to which the fair value measurements are classified within the fair value hierarchy as of February 26, 2022 and May 29, 2021.

(In millions)		February 26, 2022	May 29, 2021
Financial Assets	Balance Sheet Location	Quoted Prices with Other Observable Inputs (Level 2)	Quoted Prices with Other Observable Inputs (Level 2)
Mutual funds - fixed income	Short-term investments	$—	$6.9
Interest rate swap agreement	Other noncurrent assets	5.3	—
Total		$5.3	$6.9

Financial Liabilities
Interest rate swap agreement	Other liabilities	$2.3	$14.4
Total		$2.3	$14.4
The following is a summary of the carrying and market values of the Company's fixed income mutual funds and equity mutual funds as of the dates indicated:

	February 26, 2022			May 29, 2021
(In millions)	Cost	Unrealized Gain/(Loss)	Market Value	Cost	Unrealized Gain/(Loss)	Market Value
Mutual funds - fixed income	$—	$—	$—	$6.9	$—	$6.9
Mutual funds - equity	—	—	—	0.5	0.3	0.8
Total	$—	$—	$—	$7.4	$0.3	$7.7
During the third Quarter, the fixed income mutual funds and equity mutual funds were dissolved and converted to cash. The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in the Condensed Consolidated Statements of Comprehensive Income within "Other (income) expense, net". The Company views its equity and fixed income mutual funds as available for use in its current operations. Accordingly, the investments are recorded within Current Assets within the Condensed Consolidated Balance Sheets.
Derivative Instruments and Hedging Activities
MillerKnoll, Inc. and Subsidiaries 19

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
In January, 2022, the company entered into a third interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $575 million with a forward start date of January 31, 2022 and a maturity date of January 29, 2027. The interest rate swap locked in the Company’s interest rate on the forecasted outstanding borrowings of $575 million at 1.689 percent exclusive of the credit spread on the variable rate debt. The company effectively will convert indebtedness anticipated to be borrowed on the company’s revolving line of credit from a LIBOR-based floating interest rate plus applicable margin to a 1.689 percent fixed interest rate plus applicable margin under the agreement as of the forward start date.
The interest rate swaps were designated as cash flow hedges at inception and the facts and circumstances of the hedged relationships remain consistent with the initial quantitative effectiveness assessment in that the hedged instruments remain an effective accounting hedge as of February 26, 2022. Since a designated derivative meets hedge accounting criteria, the fair value of the hedge is recorded in the Consolidated Statements of Stockholders’ Equity as a component of "Accumulated other comprehensive loss, net of tax." The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings. The interest rate swap agreements are assessed for hedge effectiveness on a quarterly basis
As of February 26, 2022, the Company had the following three outstanding interest rate swap agreements:

(In millions)	Notional Amount	Forward Start Date	Termination Date	Effective Fixed Interest Rate
September 2016 Interest Rate Swap	$150.0	January 3, 2018	January 3, 2028	1.949%
June 2017 Interest Rate Swap	$75.0	January 3, 2018	January 3, 2028	2.387%
January 2022 Interest Rates Swap	$575.0	January 31, 2022	January 29, 2027	1.689%
The swaps above effectively converted indebtedness anticipated to be borrowed on the Company's revolving line of credit up to the notional amounts from a LIBOR-based floating interest rate plus applicable margin to an effective fixed interest rate plus applicable margin under the agreements as of the forward start date.
The following table summarizes the effects of the interest rate swap agreements for the three and nine months ended:
20 Form 10-Q

	Three Months Ended		Nine Months Ended
(In millions)	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Gain recognized in Other comprehensive loss (effective portion)	$10.2	$6.7	$13.2	$7.8
(Loss) reclassified from Accumulated other comprehensive loss into earnings	$(1.1)	$(1.1)	$(3.1)	$(3.3)
There were no gains or losses recognized in earnings for hedge ineffectiveness for the three and nine month periods ended February 26, 2022 and February 27, 2021. The amount of loss expected to be reclassified from Accumulated other comprehensive loss into earnings during the next twelve months is $2.7 million, and net of tax is $2.0 million.
Redeemable Noncontrolling Interests
Changes in the Company's redeemable noncontrolling interest in HAY for the nine months ended February 26, 2022 and February 27, 2021 are as follows:

(In millions)	February 26, 2022	February 27, 2021
Beginning Balance	$77.0	$50.4
Net income attributable to redeemable noncontrolling interests	5.7	3.8
Distributions to redeemable noncontrolling interests	(6.6)	(2.7)
Cumulative translation adjustments attributable to redeemable noncontrolling interests	(2.0)	3.1
Foreign currency translation adjustments	(6.0)	4.5
Ending Balance	$68.1	$59.1
13. Commitments and Contingencies
Product Warranties
The Company provides coverage to the end-user for parts and labor on products sold under its warranty policy and for other product-related matters. The specific terms, conditions, and length of those warranties vary depending upon the product sold. The Company does not sell or otherwise issue warranties or warranty extensions as stand-alone products. Reserves have been established for various costs associated with the Company's warranty program. General warranty reserves are based on historical claims experience and other currently available information and are periodically adjusted for business levels and other factors. Specific reserves are established once an issue is identified with the amounts for such reserves based on the estimated cost of correction. The Company provides an assurance-type warranty that ensures that products will function as intended. As such, the Company's estimated warranty obligation is accounted for as a liability and is recorded within current and long-term liabilities within the Condensed Consolidated Balance Sheets.
Changes in the warranty reserve for the stated periods were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Accrual Balance — beginning	$69.9	$59.9	$60.1	$59.2
Accrual for warranty matters	2.8	2.5	12.0	8.5
Settlements and adjustments	(3.8)	(3.3)	(13.3)	(8.6)
Measurement period adjustment to opening balance sheet	5.0	—	—	—
Acquired through business acquisition	—	—	15.1	$—
Accrual Balance — ending	$73.9	$59.1	$73.9	$59.1
During the third quarter of 2022, MillerKnoll revised the fair value of warranty reserve liability acquired in the Knoll transaction as a measurement period adjustment. This measurement period adjustment resulted in a $5.0 million change in the warranty reserve as of the July 19th opening balance sheet, with the offset of the change impacting goodwill recorded in the transaction.
Guarantees
MillerKnoll, Inc. and Subsidiaries 21

The Company is periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one year and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies. However, the Company is ultimately liable for claims that may occur against them. As of February 26, 2022, the Company had a maximum financial exposure related to performance bonds totaling approximately $6.6 million. The Company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The Company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded in respect to these bonds as of either February 26, 2022 or May 29, 2021.
The Company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of February 26, 2022, the Company had a maximum financial exposure from these standby letters of credit totaling approximately $15.4 million, all of which is considered usage against the Company's revolving line of credit. The Company has no history of claims, nor is it aware of circumstances that would require it to perform, under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded in respect to these arrangements as of February 26, 2022 or May 29, 2021.
Contingencies
The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect, if any, on the Company's Consolidated Financial Statements.
14. Short-Term Borrowings and Long-Term Debt
Short-term borrowings and long-term debt as of February 26, 2022 and May 29, 2021 consisted of the following:

(In millions)	February 26, 2022	May 29, 2021
Debt securities, 4.95%, due May 20, 2030	$—	$49.9
Syndicated revolving line of credit, due August 2024	—	225.0
Syndicated revolving line of credit, due July 2026	413.0	—
Term Loan A, 1.875%, due July 2026	395.0	—
Term Loan B, 2.125%, due July 2028	623.4	—
Supplier financing program	2.6	2.2
Total debt	$1,434.0	$277.1
Less: Unamortized discount and issuance costs	(20.3)	—
Less: Current portion of long-term debt	(28.8)	(2.2)
Long-term debt	$1,384.9	$274.9
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
In connection with the acquisition of Knoll, in July, 2021, the Company entered into a credit agreement that provided for a syndicated revolving line of credit and two term loans. The revolving line of credit provides the Company with up to $725 million in revolving variable interest borrowing capacity that matures in July 2026, replacing the previous $500 million syndicated revolving line of credit. The term loans consist of a five-year senior secured term loan "A" facility with an aggregate principal amount of $400 million and a seven-year senior secured term loan "B" facility with an aggregate principal amount of $625 million, the proceeds of which were used to finance a portion of the cash consideration for the acquisition of Knoll, for the repayment of certain debt of Knoll, and to pay fees, costs, and expenses related thereto. Both term loans have a variable interest
22 Form 10-Q

rate. The Company also repaid $64 million of private placement notes due May 20, 2030. A loss on extinguishment of debt of approximately $13.4 million was recognized as part of the repayment of the private placement notes, which represented the premium on early redemption. The Company made principal payments on term loan "A" and "B" during the three months ended February 26, 2022 in the amount of $5.0 million and $1.6 million, respectively.
Available borrowings under the syndicated revolving line of credit were as follows for the periods indicated:

(In millions)	February 26, 2022	May 29, 2021
Syndicated revolving line of credit borrowing capacity	$725.0	$500.0
Less: Borrowings under the syndicated revolving line of credit	413.0	225.0
Less: Outstanding letters of credit	15.4	9.8
Available borrowings under the syndicated revolving line of credit	$296.6	$265.2
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
15. Accumulated Other Comprehensive Loss
The following table provides an analysis of the changes in accumulated other comprehensive loss for the nine months ended February 26, 2022 and February 27, 2021:

(In millions)	Cumulative Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Unrealized Gains on Available-for-sale Securities	Interest Rate Swap Agreements	Accumulated Other Comprehensive Loss
Balance at May 29, 2021	$(3.9)	$(50.4)	$—	$(10.8)	$(65.1)
Other comprehensive (loss) income, net of tax before reclassifications	(46.7)	—	—	16.3	(30.4)
Reclassification from accumulated other comprehensive loss - Other, net	—	6.4	—	(3.1)	3.3
Tax benefit	—	(0.8)	—	—	(0.8)
Net reclassifications	—	5.6	—	(3.1)	2.5
Net current period other comprehensive (loss) income	(46.7)	5.6	—	13.2	(27.9)
Balance at February 26, 2022	$(50.6)	$(44.8)	$—	$2.4	$(93.0)

Balance at May 30, 2020	$(56.0)	$(59.2)	$0.1	$(18.9)	$(134.0)
Other comprehensive income (loss), net of tax before reclassifications	42.8	—	(0.1)	11.1	53.8
Reclassification from accumulated other comprehensive loss - Other, net	—	4.5	—	(3.3)	1.2
Tax benefit	—	(0.8)	—	—	(0.8)
Net reclassifications	—	3.7	—	(3.3)	0.4
Net current period other comprehensive income (loss)	42.8	3.7	(0.1)	7.8	54.2
Balance at February 27, 2021	$(13.2)	$(55.5)	$—	$(11.1)	$(79.8)

16. Operating Segments
MillerKnoll, Inc. and Subsidiaries 23

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
24 Form 10-Q

The following is a summary of certain key financial measures for the respective periods indicated:

	Three Months Ended		Nine Months Ended
(In millions)	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Net Sales:
Americas Contract	$365.1	$290.7	$1,052.0	$1,008.0
International Contract	123.4	98.0	347.4	293.5
Global Retail	212.8	201.8	635.4	542.1
Knoll	336.9	—	829.5	—
Intersegment Eliminations	(8.7)	—	(18.8)	—
Total	$1,029.5	$590.5	$2,845.5	$1,843.6

Operating Earnings (Loss):
Americas Contract	$2.7	$14.6	$18.5	$111.6
International Contract	12.5	11.0	40.8	40.1
Global Retail	24.0	39.9	74.2	100.7
Knoll	1.5	—	(72.8)	—
Corporate	(14.2)	(10.4)	(83.2)	(30.9)
Total	$26.5	$55.1	$(22.5)	$221.5
Many of the Company's assets, including manufacturing, office and showroom facilities, support multiple segments. For that reason, it is impractical to disclose asset information on a segment basis.
17. Restructuring and Integration Expense
As part of restructuring and integration activities the Company has incurred expenses that qualify as exit and disposal costs under U.S. GAAP. These include severance and employee benefit costs as well as other direct separation benefit costs. Severance and employee benefit costs primarily relate to cash severance and non-cash severance, including accelerated equity award compensation expense. The Company also incurs expenses that are an integral component of, and directly attribute to, our restructuring and integration activities, which do not qualify as exit and disposal costs under U.S. GAAP. These include integration implementation costs that relate primarily to professional fees and non-cash losses incurred on debt extinguishment.
The expense associated with integration initiatives are included in Selling, General, and Administrative and the expense associated with restructuring activities are included in Restructuring expense in the Condensed Consolidated Statements of Comprehensive Income. Non-cash costs related to debt extinguishment in the financing of the transaction is recorded in Other expense (income), net in the Condensed Consolidated Statements of Comprehensive Income.
Knoll Integration:
Following the Knoll merger the Company announced a multi-year program (the "Knoll Integration") designed to reduce costs, integrate and optimize the combined organization. The Company currently expects that the Knoll Integration will result in pre-tax costs that are expected not to exceed approximately $100 million to $120 million, comprised of the following categories:
•Severance and employee benefit costs associated with plans to integrate our operating structure, resulting in workforce reductions. These costs will primarily include: severance and employee benefits (cash severance and non-cash severance, including accelerated stock-compensation award expense and other termination benefits).
•Exit and disposal activities include those incurred as a direct result of integration activities, primarily including contract and lease terminations and asset impairment charges.
•Other integration costs include professional fees and other incremental third-party expenses, including a loss on extinguishment of debt associated with financing of the merger.
For the nine months ended February 26, 2022, we have incurred $101.7 million of costs related to the Knoll Integration including: $49.9 million of severance and employee benefit costs, $15.5 million of non-cash asset impairments, $13.4 million of non-cash costs related to debt-extinguishment in the financing of the transaction, and $22.9 million of other integration costs.
MillerKnoll, Inc. and Subsidiaries 25

The following table provides an analysis of the changes in liability balance for Knoll Integration costs that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and exit and disposal activities) for the nine months ended February 26, 2022:

(In millions)	Severance and Employee Benefit	Exit and Disposal Activities	Total
May 29, 2021	$—	$—	$—
Integration Costs	49.9	15.5	65.4
Amounts Paid	(28.7)	—	(28.7)
Non-cash costs	(14.3)	(15.5)	(29.8)
February 26, 2022	$6.9	$—	$6.9
The Company's expects that a substantial portion of the liability for the Knoll Integration as of February 26, 2022 to be paid in fiscal year 2022.
The following is a summary of integration expenses by segment for the periods indicated:

	Three Months Ended		Nine Months Ended
(In millions)	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Americas Contract	$0.5	$—	$4.9	$—
International Contract	0.4	—	1.1	—
Retail	—	—	0.5	—
Knoll	2.6	—	59.0	—
Corporate	2.4	—	36.2	—
Total	$5.9	$—	$101.7	$—
Restructuring Activities:
During the fourth quarter of fiscal 2018, the Company announced a facilities consolidation plan related to its International Contract segment. This impacted certain office and manufacturing facilities in the United Kingdom and China. The plan is expected to generate cost savings of approximately $3 million. To date, the Company recognized restructuring and impairment expenses of $5.9 million, with a net credit of $1.9 million recognized in fiscal 2021 and the remainder in fiscal 2020, 2019, and 2018. These expenses related to the facilities consolidation plan, comprised primarily of an asset impairment recorded against an office building in the United Kingdom that was vacated and the consolidation of the Company's manufacturing facilities in China. No future restructuring costs related to the plan are expected as the plan is substantially complete.
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
The following table provides an analysis of the changes in the restructuring costs reserve for the above plans for the nine months ended February 26, 2022:
26 Form 10-Q

(In millions)	Severance and Employee-Related	Exit or Disposal Activities	Total
May 29, 2021	$0.9	$0.6	$1.5
Restructuring Costs	—	—	—
Amounts Paid	(0.5)	—	(0.5)
February 26, 2022	$0.4	$0.6	$1.0
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
The following table provides an analysis of the changes in the restructuring cost reserve for the May 2020 restructuring plan for the nine months ended February 26, 2022:

(In millions)	Severance and Employee-Related
May 29, 2021	$1.0
Restructuring Costs	—
Amounts Paid	(0.7)
February 26, 2022	$0.3
The following is a summary of restructuring expenses by segment for the periods indicated:

	Three Months Ended		Nine Months Ended
(In millions)	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Americas Contract	$—	$0.2	$—	$2.6
International Contract	—	0.1	—	(1.1)
Global Retail	—	—	—	—
Knoll	—	—	—	—
Total	$—	$0.3	$—	$1.5
18. Variable Interest Entities
During the three months ended February 26, 2022,the Company entered into long-term notes receivable with certain of its third-party owned dealers that are deemed to be variable interests in variable interest entities. The carrying value of these long-term notes receivable was $1.2 million as of February 26, 2022 and represents the Company’s maximum exposure to loss. The Company is not deemed to be the primary beneficiary for any of these variable interest entities as each entity controls the activities that most significantly impact the entity’s economic performance, including sales, marketing, and operations.
The Company previously held a long-term note receivable with a third-party dealer that was deemed to be a variable interest in a variable interest entity. The carrying value of this long-term note receivable was $1.2 million as of May 29, 2021 and was paid in full during the quarter ended August 28, 2021.

MillerKnoll, Inc. and Subsidiaries 27

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except share data)
The following is management's discussion and analysis of certain significant factors that affected the Company's financial condition, earnings, and cash flows during the periods included in the accompanying Condensed Consolidated Financial Statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended May 29, 2021. References to “Notes” are to the Notes to Condensed Consolidated Financial Statements.
Business Overview
The Company researches, designs, manufactures, sells, and distributes furnishings and accessories, for use in various environments including office, healthcare, educational, and residential settings, and provides related services that support companies all over the world. The Company's products are sold through independent contract office furniture dealers as well as the following channels: direct customer sales, independent retailers, owned retail studios and stores, direct-mail catalogs, architects and designers and the Company's eCommerce platforms. The following is a summary of results for the three months ended February 26, 2022:
•Net sales were $1,029.5 million and orders were $1,095.9 million, representing an increase of 74.3% and 93.6%, respectively, when compared to the same quarter of the prior year. The increase in net sales was driven by the consolidation of Knoll results, as well as growth across each of our segments, as compared to the same quarter of the prior year. On an organic basis, which excludes the impact of acquisitions, divestitures and foreign currency translation, net sales were $709.7 million(*) and orders were $742.9 million(*), representing an increase of 20.3%(*) and 31.5%(*) , respectively, when compared to the same quarter of the prior year.
•Gross margin was 32.7% as compared to 39.1% for the same quarter of the prior year. In the current year, this included the negative impact of charges totaling $1.7 million related to the initial purchase accounting effects of the Company's acquisition of Knoll. The decrease in gross margin was also driven by the impact of rising commodity prices, particularly steel, and other inflationary pressures, including labor and transportation. Additionally, in the prior year, our business benefited from a relatively high mix of office seating sales as individuals purchased products for home office use during the pandemic. While we continue to realize strong demand for these products in our Retail segment, the mix of these products sold in the current quarter was not as high. This contributed to the year-over-year gross margin decline. We expect to see our second and third quarter price increases begin to flow through our fourth quarter results, which will help offset some of these inflationary pressures.
•Operating expenses increased by $134.5 million or 76.5% as compared to the same quarter of the prior year. Operating expenses in the current quarter included $7.1 million of transaction and integration related costs associated with the Knoll acquisition and $6.3 million(*) of charges related to the purchase accounting amortization effects of the merger. Operating expenses increased primarily due to the inclusion of Knoll adjusted operating expenses of $100.1 million and additional variable selling expenses as a result of increased sales in the current year. Operating expenses were reduced by $2.0 million(*) of gain recorded on the divestiture of the owned dealership in Toronto, Canada during the quarter.
•The integration of the Knoll acquisition continues to progress as planned. At the close of the third quarter, we had implemented $45 million in run rate savings and we remain confident in our ability to deliver $120 million in cost synergies within three years of closing.
•The effective tax rate was 15.6% compared to 22.9% for the same quarter of the prior year.
•Diluted earnings per share was $0.16, a 77.1% decrease as compared to the prior year. Excluding transaction and integration related costs, the amortization of purchased intangible assets and the impact of a gain on divestiture of an owned dealership, adjusted diluted earnings per share was $0.28(*), a 56.9%(*) decrease as compared to prior year adjusted diluted earnings per share.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."
The following summary includes the Company's view of the economic environment in which it operates:
28 Form 10-Q

•The Company has continued to experience operational challenges within its production facilities and supply networks. Broad-based shortages of production labor and rising material and freight expenses negatively impacted net sales and gross margins during the quarter. We estimate these disruptions adversely impacted net sales by approximately $34 million during the quarter. The Company has implemented a range of countermeasures to combat these pressures and began to see improvement in production and shipment levels in the second half of the quarter.
•The Company's financial performance is sensitive to changes in certain input costs, including steel and steel component parts. The market price of steel in the third quarter of fiscal 2022 was higher than the same period of the prior year and negatively impacted consolidated results on a year-over-year basis. The price of steel has decreased over the past six months with the current price still above the prior year cost. Ongoing cost reduction initiatives and price increases implemented in the first three quarters of fiscal 2022 have begun to help offset these pressures. The impact of recent price increases is expected to continue to offset these inflationary pressures in future quarters.
•Following industry-wide declines in order volume within the North America contract furniture industry, we experienced a rebound in activity in the first three quarters of the current fiscal year driven by the implementation of initial return-to-office plans for many businesses. In addition, demand levels in the contract business outside North America continued to improve in the quarter relative to prior year levels.
•Overall demand levels within the Company's Global Retail business segment showed continued strength in the first three quarters of this fiscal year.
The remaining sections within Item 2 include additional analysis of the three and nine months ended February 26, 2022, including discussion of significant variances compared to the prior year periods.
COVID-19 Update
The Company continues to respond to the challenges brought about by the COVID-19 pandemic. Workplace restrictions are regionally applied based on the recommendations of local government and health authorities. Demand for certain of the Company's products and services, particularly in the Contract channel of the business, has been negatively impacted. In addition, the Company's ability to timely fulfill orders across all channels continues to be challenged by supply chain constraints. We believe the investments we’ve made in people, technology, and products have positioned us well to capitalize on emerging opportunities as our customers' needs have changed throughout the COVID-19 pandemic. This has allowed our Retail business to take advantage of companies moving towards hybrid working arrangements as well as "home is my castle" trends as consumers are focusing on and upgrading their broader home environments. Despite this, the duration of the pandemic, supply chain constraints, future demand for our products, and related impacts remain difficult to estimate.
Employee Safety and Health
The health and well-being of our employees remains top of mind. We continue to take a regional approach to restrictions based on active COVID-19 case levels and recommendations from local health authorities. Where needed, we employ a variety of other safety measures including domestic and international travel restrictions, extensive cleaning protocols, temperature and health screenings, personal protective equipment, and visitor safety guidelines that align with current recommendations. We continue to encourage vaccinations with our employees.
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
Customer Focus
MillerKnoll, Inc. and Subsidiaries 29

We remain uniquely positioned to serve our customers through multiple channels with a comprehensive portfolio of products in the industry. As our customers develop their post-pandemic work plans, there is a notable shift to work being done from a number of places. We are an advocate that work happens everywhere. The office is not going away; rather, it is a re-imagined purposeful space. We are taking a human-centered, people first approach to space. We are uniquely equipped with the expertise to help customers build healthy and inspirational spaces in their offices and home. We are committed to inclusive design and believe that a hybrid environment can deliver inclusive, flexible experiences.
Our focus and digital investments in our retail business continue to pay off as we meet customers where they are looking to do business with us. We have begun to offer products from MillerKnoll brands across websites. Investments in our retail operations and systems are making it easier for customers to do business with us, we are introducing new and enhanced eCommerce sites globally, and social media and email marketing continue to drive conversion.
We also are continuing to invest in brick-and-mortar retail spaces that allow our customers to experience our products firsthand. Our global fleet of stores, studios, and showrooms continues to be a strong customer acquisition tool, bringing new customers to our brands around the world.
Manufacturing and Retail Operations
Current labor and supply chain constraints have put pressure on the ability of our manufacturing operations to increase capacity as order volume has increased; however, we are making strong progress towards returning to previous lead times and reliability across the Americas.
In connection with the ongoing war between Russia and Ukraine, the U.S. government has imposed enhanced export controls on certain products and sanctions on certain industry sectors and parties in Russia. Further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business, which could adversely affect our supply chain.
Following new guidance from the CDC, our Americas-based operations recently lifted all COVID-19 restrictions due to low community levels of spread. We are carefully monitoring and adapting to local guidance from government and health authorities in other regions around the world and will continue to adapt as conditions evolve.
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
Organic Sales Growth (Decline) represents the change in sales and orders, excluding currency translation effects and the impact of acquisitions and divestitures.
Acquisition and Integration Charges: Costs related directly to the Knoll acquisition including legal, accounting, and other professional fees as well as integration-related costs. Integration-related costs include severance, accelerated stock-based compensation expenses, asset impairment charges and other cost reduction efforts or reorganization initiatives.
Amortization of Purchased Intangibles: Includes expenses associated with the fair value adjustment to inventory and amortization of acquisition related intangibles acquired as part of the Knoll acquisition. The revenue generated by the associated intangible assets has not been excluded from the related non-GAAP financial measure. We exclude the impact of the
30 Form 10-Q

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
Gain on Sale of Dealer: Includes the gain recorded on the divestiture of an owned dealership.
Legal settlement Gain: Includes the gain recorded on the settlement of a legal matter in the prior year.
Restructuring expenses: Includes actions involving facilities consolidation and optimization, targeted workforce reductions, and costs associated with an early retirement program.
Special charges: Includes certain costs arising as a direct result of our response to the COVID-19 pandemic, incurred in the prior year.
Tax Related Items: We excluded the income tax benefit/provision effect of the tax related items from our non-GAAP measures because they are not associated with the tax expense on our ongoing operating results.
MillerKnoll, Inc. and Subsidiaries 31

The following tables reconcile net sales to organic net sales for the periods ended as indicated below:

	Three Months Ended
	February 26, 2022
	Americas	International	Retail	Knoll	Intersegment Elimination	Total
Net Sales, as reported	$365.1	$123.4	$212.8	$336.9	$(8.7)	$1,029.5
% change from PY	25.6%	25.9%	5.5%	N/A	N/A	74.3%

Adjustments
Acquisitions	—	—	—	(336.9)	8.7	(328.2)
Currency Translation Effects (1)	0.3	4.1	4.0	—	—	8.4
Net Sales, organic	$365.4	$127.5	$216.8	$—	$—	$709.7
% change from PY	25.9%	30.1%	7.4%	N/A	N/A	20.3%

	Three Months Ended
	February 27, 2021
	Americas	International	Retail	Knoll	Intersegment Elimination	Total
Net Sales, as reported	$290.7	$98.0	$201.8	$—	$—	$590.5

Adjustments
Dealer Divestitures	(0.4)	—	—	—	—	(0.4)
Net Sales, organic	$290.3	$98.0	$201.8	$—	$—	$590.1
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period

	Nine Months Ended
	February 26, 2022
	Americas	International	Retail	Knoll	Intersegment Elimination	Total
Net Sales, as reported	$1,052.0	$347.4	$635.4	$829.5	$(18.8)	$2,845.5
% change from PY	4.4%	18.4%	17.2%	N/A	N/A	54.3%

Adjustments
Acquisitions	—	—	—	(829.5)	18.8	(810.7)
Currency Translation Effects (1)	(1.4)	(0.7)	2.3	—	—	0.2
Net Sales, organic	$1,050.6	$346.7	$637.7	$—	$—	$2,035.0
% change from PY	4.3%	18.1%	17.6%	N/A	N/A	10.4%

	Nine Months Ended
	February 27, 2021
	Americas	International	Retail	Knoll	Intersegment Elimination	Total
Net Sales, as reported	$1,008.0	$293.5	$542.1	$—	$—	$1,843.6

Adjustments
Dealer Divestitures	(0.4)	—	—	—	—	(0.4)
Net Sales, organic	$1,007.6	$293.5	$542.1	$—	$—	$1,843.2
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period
32 Form 10-Q

The following table reconciles earnings per share - diluted to adjusted earnings per share - diluted for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Earnings (Loss) per Share - Diluted	$0.16	$0.70	$(0.72)	$2.80

Non-comparable items:
Less: Gain on legal settlement, after tax	—	(0.05)	—	(0.05)
Less: Gain on sale of dealer	(0.02)	—	(0.02)	—
Add: Special charges, after tax	—	—	—	0.01
Add: Amortization of purchased intangibles, after tax	0.08	—	0.59	—
Add: Acquisition and integration charges, after tax	0.06	—	1.29	—
Add: Debt extinguishment, after tax	—	—	0.14	—
Add: Restructuring expenses, after tax	—	—	—	0.02
Adjusted Earnings per Share - Diluted	$0.28	$0.65	$1.28	$2.78
Weighted Average Shares Outstanding (used for Calculating Adjusted Earnings per Share) – Diluted	76,511,434	59,602,638	72,356,143	59,212,447
Note: The adjustments above are net of tax. For the three and nine months ended February 26, 2022, the tax impact of the adjustments were $0.06 and $0.55. For the three and nine months ended February 27, 2021, the tax impact of the adjustments was immaterial.

Analysis of Results for Three and Nine Months
The following table presents certain key highlights from the results of operations for the three and nine months ended:

	Three Months Ended			Nine Months Ended
(In millions, except share data)	February 26, 2022	February 27, 2021	% Change	February 26, 2022	February 27, 2021	% Change
Net sales	$1,029.5	$590.5	74.3%	$2,845.5	$1,843.6	54.3%
Cost of sales	692.7	359.6	92.6%	1,880.6	1,118.4	68.2%
Gross margin	336.8	230.9	45.9%	964.9	725.2	33.1%
Operating expenses	310.3	175.8	76.5%	987.4	503.7	96.0%
Operating earnings (loss)	26.5	55.1	(51.9)%	(22.5)	221.5	(110.2)%
Other expenses, net	9.4	(1.5)	726.7%	35.6	2.2	1,518.2%
Earnings (Loss) before income taxes and equity income	17.1	56.6	(69.8)%	(58.1)	219.3	(126.5)%
Income tax (benefit) expense	2.7	13.0	(79.2)%	(11.5)	49.9	(123.0)%
Equity (loss) income from nonconsolidated affiliates, net of tax	—	(0.3)	100.0%	—	0.1	(100.0)%
Net earnings (loss)	14.4	43.3	(66.7)%	(46.6)	169.5	(127.5)%
Net earnings attributable to redeemable noncontrolling interests	1.8	1.8	N/A	5.7	3.8	N/A
Net earnings (loss) attributable to MillerKnoll, Inc.	$12.6	$41.5	(69.6)%	$(52.3)	$165.7	(131.6)%
Earnings (Loss) per share — diluted	$0.16	$0.70	(77.1)%	$(0.72)	$2.80	(125.7)%
Orders	$1,095.9	$566.1	93.6%	$3,170.2	$1,751.9	81.0%
Backlog	$1,020.6	$379.0	169.3%
MillerKnoll, Inc. and Subsidiaries 33

The following table presents select components of the Company's Condensed Consolidated Statements of Comprehensive (Loss) Income as a percentage of net sales, for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.3	60.9	66.1	60.7
Gross margin	32.7	39.1	33.9	39.3
Operating expenses	30.1	29.8	34.7	27.3
Operating earnings (loss)	2.6	9.3	(0.8)	12.0
Other expenses, net	0.9	(0.3)	1.3	0.1
Earnings (loss) before income taxes and equity income	1.7	9.6	(2.0)	11.9
Income tax expense (benefit)	0.3	2.2	(0.4)	2.7
Equity (loss) from nonconsolidated affiliates, net of tax	—	(0.1)	—	—
Net earnings (loss)	1.4	7.3	(1.6)	9.2
Net earnings attributable to redeemable noncontrolling interests	0.2	0.3	0.2	0.2
Net earnings (loss) attributable to MillerKnoll, Inc.	1.2	7.0	(1.8)	9.0

Net Sales
The following charts present graphically the primary drivers of the year-over-year change in net sales for the three and nine months ended February 26, 2022. The amounts presented in the graphs are expressed in millions and have been rounded.
Net sales increased $439 million or 74.3% in the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021. The following items contributed to the change:
•Increase of $328.2 million due to the acquisition of Knoll.
•Incremental list price increases, net of price discounting, of approximately $16 million.
•Foreign currency translation had a negative impact on net sales of approximately $8 million.
•Increased sales volumes within the Global Retail, International Contract, and Americas Contract segments contributed to sales growth in the quarter. We believe that sales growth in the International and Americas Contract segments' was
34 Form 10-Q

driven by the implementation of customers return to office plans and investments in their workspaces. Growth within the Global Retail segment was driven by actions taken to increase sales channels, brands, price points and overall assortment available to customers.
•Sales growth within each of the segments experienced constraints from the impact of global supply chain and labor supply disruptions in the quarter. These disruptions are estimated to have adversely impacted net sales by approximately $34 million during the quarter.
Net sales increased $1,001.9 million or 54.3% in the first nine months of fiscal 2022 compared to the first nine months of fiscal 2021. The following items led to the change:
•Increase of $810.7 million due to the acquisition of Knoll.
•Incremental list price increases, net of price discounting, of approximately $20 million.
•Increased sales volume within the Global Retail segment of approximately $85 million, driven by investments made to strengthen operational foundations, efforts to drive new customer acquisition, and actions to increase sales channels, brands, price points, and overall assortment available for customers.
•Increased sales volume within the International Contract segment of approximately $57 million, which was driven by growth from both local customers and global corporate accounts.
•Increased sales volume within the Americas Contract segment of approximately $29 million, driven by continued improvement in the demand environment as organizations accelerated their return to the workplace.
Gross Margin
Gross margin was 32.7% in the third quarter of fiscal 2022 as compared to 39.1% in the third quarter of fiscal 2021. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:
•Cost pressures from commodities, freight, and product distribution costs had a negative impact on gross margin of approximately 390 basis points.
•Increased labor costs, including the impact of benefits reinstated at the end of the last fiscal year, had a negative impact on margin of approximately 70 basis points.
•Amortization of purchased intangibles related to the Knoll acquisition had a negative impact on gross margin of approximately 20 basis points.
•Unfavorable channel and product mix contributed to the remaining decrease in gross margin. In the prior year, our business benefited from a relatively high mix of office seating sales as individuals purchased products for home office use during the pandemic. While we continue to realize strong demand for these products in our Retail segment, the mix of these products sold in the current quarter was not as high as in the comparable period.
•Price increases helped offset some of these pressures by an estimated 90 basis points.
Gross margin was 33.9% for the nine months ended February 26, 2022 as compared to 39.3% for the same period of the prior fiscal year. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:
•Cost pressures from commodities, freight, and product distribution costs had a negative impact on gross margin of approximately 340 basis points.
•Increased labor costs, including the impact of benefits reinstated at the end of the last fiscal year, had a negative impact on margin of approximately 80 basis points.
•Amortization of purchased intangibles related to the Knoll acquisition has a negative impact on gross margin of approximately 50 basis points.
•Price increases helped offset some of these pressures by approximately 70 basis points.
•Unfavorable channel and product mix contributed to the remaining decrease in gross margin. In the prior year, our business benefited from a relatively high mix of office seating sales as individuals purchased products for home office use during the pandemic. While we continue to realize strong demand for these products in our Retail segment, the mix of these products sold in the current quarter was not as high as in the comparable period.
MillerKnoll, Inc. and Subsidiaries 35

Operating Expenses
The following charts present graphically the primary drivers of the year-over-year change in operating expenses for the three and nine months ended February 26, 2022. The amounts presented in the graphs are expressed in millions and have been rounded.
Operating expenses increased by $134.5 million or 76.5% in the third quarter of fiscal 2022 compared to the prior year period. The following factors contributed to the change:
•The acquisition of Knoll in the first quarter had the following impact on Operating Expenses as compared to the prior year.
◦$7 million of acquisition and integration charges, which include severance and related expenses for employee separations, asset impairment charges and professional fees, and other incremental third-party expenses directly related to the transaction and subsequent integration.
◦$6 million of expenses related to the amortization of purchased intangibles from the Knoll acquisition.
36 Form 10-Q

◦Knoll operating expenses in the quarter, excluding integration related costs incurred by Knoll and amortization of purchased intangibles, contributed $100 million to the increase as compared to the same quarter in the prior year.
•Increased marketing and selling costs of approximately $9 million, driven primarily from the Global Retail and Americas segments.
•Compensation and benefit costs increased approximately $6 million as compared to the same period in the prior year due to the return of certain employee benefits that were temporarily suspended during the first quarter of the prior year to mitigate the financial impacts of the COVID-19 pandemic.
•The increases noted above are partially offset by the realization of synergies associated with the integration of the Knoll acquisition.
Operating expenses increased by $483.7 million or 96.0% in the first nine months of fiscal 2022 compared to the prior year period. The following factors contributed to the change:
•The acquisition of Knoll during the quarter had the following impact on Operating Expenses as compared to the prior year.
◦$117 million of acquisition and integration related charges, which include severance and related charges for employee separations, asset impairment charges and professional fees, and other incremental third-party expenses directly related to the transaction and subsequent integration.
◦$44 million of expenses related to the amortization of purchased intangibles from the Knoll acquisition.
◦Knoll operating expenses in the quarter, excluding integration related costs incurred by Knoll and amortization of purchased intangibles, contributed $248 million to the increase as compared to the same quarter in the prior year.
•Compensation and benefit costs increased approximately $17 million as compared to the same period in the prior year due to the return of certain employee benefits that were temporarily suspended during portions of the prior year to mitigate the financial impacts of the COVID-19 pandemic.
•Increased marketing and selling costs of approximately $23 million, driven by both the Global Retail and Americas segments.
•Increased spending in technology and digital tools across the segments, representing an increase of $12 million.
•An increase of $10 million related to the expansion of physical store locations within the Global Retail segment.
•The increases noted above are partially offset by the realization of synergies associated with the integration of the Knoll acquisition.
Other Income/Expense
During the three months ended February 26, 2022, net other expense was $9.4 million, representing an increase of $10.9 million compared to the same period in the prior year. The increase in expense as compared to the prior year was driven by increased interest expense of $6.6 million, related to higher levels of debt required to finance the acquisition of Knoll. A pre-tax gain of $4.3 million related to a legal settlement that was included in the three month period ended February 27, 2021, also contributed to the increase as compared to the prior year.
During the nine months ended February 26, 2022, net other income/expense was $35.6 million, representing an increase of $33.4 million compared to the same period in the prior year. Other income/expense in the nine months ended February 26, 2022 included a loss on extinguishment of debt of approximately $13.4 million, which represented the premium on early redemption as well as an increase in interest expense of $14.2 million, related to higher levels of debt required to finance the acquisition of Knoll. The nine months ended February 27, 2021 included a pre-tax gain of $4.3 million related to a legal settlement. All of these items contributed to the increased expense as compared to the same period in the prior year.
Income Taxes
See Note 11 of the Condensed Consolidated Financial Statements for additional information.

MillerKnoll, Inc. and Subsidiaries 37

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
The charts below present the relative mix of Net Sales and Operating Earnings across each of the Company's segments during the three and nine month periods ended February 26, 2022. This is followed by a discussion of the Company's results, by reportable segment. The amounts presented in the charts are in millions and have been rounded.
38 Form 10-Q

Americas Contract ("Americas")

	Three Months Ended			Nine Months Ended
(Dollars in millions)	February 26, 2022	February 27, 2021	Change	February 26, 2022	February 27, 2021	Change
Net sales	$365.1	$290.7	$74.4	$1,052.0	$1,008.0	$44.0
Gross margin	96.2	99.6	(3.4)	296.4	362.3	(65.9)
Gross margin %	26.3%	34.3%	(8.0)%	28.2%	35.9%	(7.7)%
Operating earnings	2.7	14.6	(11.9)	18.5	111.6	(93.1)
Operating earnings %	0.7%	5.0%	(4.3)%	1.8%	11.1%	(9.3)%
For the three month comparative period, net sales increased $74.4 million, or 25.9%(*) on an organic basis, over the prior year period due to:
•Increased sales volumes within the segment of approximately $67 million, due primarily to increased demand as customers continued implementation of return to workplace plans after reduced order volume during the COVID-19 pandemic and
•The favorable impact of price increases, net of incremental discounting of approximately $8 million; partially offset by
•The unfavorable impact of foreign currency translation which decreased sales by approximately $0.5 million and the impact of supply chain and internal manufacturing capacity disruption in the quarter, which impacted the ability to ship orders in the quarter.
For the nine month comparative period, net sales increased $44.0 million, or 4.3%(*) on an organic basis, over the prior year period due to:
•Increased sales volumes within the segment of approximately $29 million, due primarily to increased demand as customers implemented return to workplace plans after reduced order volume during the COVID-19 pandemic and;
•The favorable impact of price increases, net of incremental discounting of approximately $13 million and the favorable impact of foreign currency translation which increased sales by approximately $1.5 million.
For the three month comparative period, operating earnings decreased $11.9 million, or 81.5%, over the prior year period due to:
•Decreased gross margin of $3.4 million due to a decrease in gross margin percentage of 800 basis points, offset in part by increased sales volumes. The decrease in gross margin percentage was due primarily to the impact of higher commodity, labor, freight, and product distribution costs; and
•Increased operating expenses of $8.5 million driven primarily by an increase in marketing and selling related expenses of approximately $3 million, increases in compensation and benefits related expenses of approximately $2 million, and increased expense from digital and technology programs of approximately $3 million.
For the nine month comparative period, operating earnings decreased $93.1 million, or 83.4%, over the prior year period due to:
•Decreased gross margin of $65.9 million due to a decrease in gross margin percentage of 770 basis points, offset in part by increased sales volumes. The decrease in gross margin percentage was due primarily to the impact of higher commodity, labor, freight, and product distribution costs; and
•Increased operating expenses of $27.2 million driven primarily by $5 million of integration related severance expenses related to the Knoll acquisition, increased marketing and selling expenses of approximately $8 million, increased product development expenses of approximately $5 million, increased compensation and benefit expenses of $4 million, and increased expense from digital and technology programs of approximately $6 million.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."
MillerKnoll, Inc. and Subsidiaries 39

International Contract ("International")

	Three Months Ended			Nine Months Ended
(Dollars in millions)	February 26, 2022	February 27, 2021	Change	February 26, 2022	February 27, 2021	Change
Net sales	$123.4	$98.0	$25.4	$347.4	$293.5	$53.9
Gross margin	38.1	33.6	4.5	114.1	102.1	12.0
Gross margin %	30.9%	34.3%	(3.4)%	32.8%	34.8%	(1.9)%
Operating earnings	12.5	11.0	1.5	40.8	40.1	0.7
Operating earnings %	10.1%	11.2%	(1.1)%	11.7%	13.7%	(2.0)%
For the three month comparative period, net sales increased $25.4 million, or 30.1%(*) on an organic basis, over the prior year period due to:
•Increased sales volume of approximately $27 million, driven by growth across all geographies and brands within the segment and net price increases, net of incremental discounting of $3 million; partially offset by
•The unfavorable impact of foreign currency translation which decreased sales by approximately $4 million.
For the nine month comparative period, net sales increased $53.9 million, or 18.1%(*) on an organic basis, over the prior year period due to:
•Increased sales volume of approximately $57 million, driven by growth across all geographies within the segment and the favorable impact of foreign currency translation which increased sales by approximately $1 million; partially offset by
•Price increases, net of incremental discounting, which reduced sales by $4 million. The impact of discounting was driven by larger than average project sizes across the business, as well as increased sales volume, as a percentage of total mix, from geographies with generally higher discounting.
For the three month comparative period, operating earnings increased $1.5 million, or 13.6%, over the prior year period due to:
•Increased gross margin of $4.5 million due to the increase in sales explained above, offset in part by decreased gross margin percentage of 340 basis points due primarily to increased material, freight and distribution costs, unfavorable impact from foreign currency translation, and the impact of unfavorable product mix; offset by
•Increased operating expenses of approximately $3.0 million driven primarily by increased marketing and selling related expenses.
For the nine month comparative period, operating earnings increased $0.7 million, or 1.7%, over the prior year period due to:
•Increased gross margin of $12.0 million due to the increase in sales explained above, offset in part by decreased gross margin percentage of 190 basis points due primarily to unfavorable changes in channel and product mix as well as increased freight and distribution costs; offset by
•Increased operating expenses of approximately $11.3 million driven primarily by increased compensation and benefit costs as well as increased costs associated with product development, technology and digital related activities.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."
40 Form 10-Q

Global Retail

	Three Months Ended			Nine Months Ended
(Dollars in millions)	February 26, 2022	February 27, 2021	Change	February 26, 2022	February 27, 2021	Change
Net sales	$212.8	$201.8	$11.0	$635.4	$542.1	$93.3
Gross margin	91.9	97.7	(5.8)	276.0	260.8	15.2
Gross margin %	43.2%	48.4%	(5.2)%	43.4%	48.1%	(4.7)%
Operating earnings	24.0	39.9	(15.9)	74.2	100.7	(26.5)
Operating earnings %	11.3%	19.8%	(8.5)%	11.7%	18.6%	(6.9)%
For the three month comparative period, net sales increased $11.0 million, or 7.4%(*) on an organic basis, over the prior year period due to:
•Increased sales volumes of approximately $9 million which were driven primarily by increased demand within the DWR, International, and Global HAY businesses; and
•Incremental list price increases, net of discounting, of approximately $5 million; partially offset by
•The unfavorable impact of foreign currency translation which decreased sales by approximately $4 million.
For the nine month comparative period, net sales increased $93.3 million or 17.6%(*), on an organic basis, over the prior year period due to:
•Increased sales volumes of approximately $85 million which were driven primarily by broad growth across the brands and geographies within the segment; and
•Incremental list price increases, net of discounting, of approximately $11 million.
•The unfavorable impact of foreign currency translation which decreased sales by approximately $2.5 million.
For the three month comparative period, operating earnings decreased $15.9 million or 39.8% over the prior year period due to:
•Decreased gross margin of $5.8 million due to a decrease in gross margin percentage of 520 basis points due primarily to the unfavorable impact of increased freight and product distribution costs and unfavorable changes in product mix, offset in part by increased sales volumes; and
•Increased operating expenses of $10.1 million driven primarily by increased store costs associated with the opening of new locations, increased compensation and benefit costs as certain benefits suspended in the prior year were returned, increased marketing and selling related costs, and higher IT costs driven by increased investments within the Company's digital and eCommerce platforms.
For the nine month comparative period, operating earnings decreased $26.5 million, or 26.3%, over the prior year period due to:
•Increased gross margin of $15.2 million due to the increase in sales explained above, offset in part by a decrease in gross margin percentage of 470 basis points due primarily to the unfavorable impact of increased freight and product distribution costs, pressure from increased product material costs and unfavorable changes in product mix, offset in part by increased sales volumes.
•Increased operating expenses of $41.7 million driven primarily by increased store costs associated with the opening of new locations, increased compensation and benefit costs as certain benefits suspended in the prior year were returned, increased marketing and selling related costs, and higher IT costs driven by increased investments within the Company's digital and eCommerce platforms; partially offset by
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."
MillerKnoll, Inc. and Subsidiaries 41

Knoll

	Three Months Ended			Nine Months Ended
(Dollars in millions)	February 26, 2022	February 27, 2021	Change	February 26, 2022	February 27, 2021	Change
Net sales	$336.9	$—	$336.9	$829.5	$—	$829.5
Gross margin	110.6	—	110.6	278.4	—	278.4
Gross margin %	32.8%	—%	32.8%	33.6%	—%	33.6%
Operating earnings (loss)	1.5	—	1.5	(72.8)	—	(72.8)
Operating earnings %	0.4%	—%	0.4%	(8.8)%	—%	(8.8)%
The Company acquired Knoll on July 19, 2021 and has consolidated the financial results of Knoll from the acquisition date through the period ended February 26, 2022. Knoll contributed $336.9 million in sales for the quarter and $110.6 million of gross margin.
Knoll operating earnings of $1.5 million for the three months ended includes the following items:
•$2.6 million related to integration related costs, which includes severance and related charges for employee separations.
•$8.0 million related to the impact of amortization expense of acquisition-related intangible assets.
Knoll operating loss of $72.8 million for the nine months ended includes the following items:
•$56.7 million related to the impact of amortization of acquisition-related intangible assets
•$59.0 million related to integration related costs, which include severance and related charges for employee separations and asset impairment charges.
Corporate
Corporate unallocated expenses totaled $14.2 million for the third quarter of fiscal 2022, an increase of $3.8 million from the third quarter of fiscal 2021. The increase was driven by $3.6 million of integration and transaction costs related to the Knoll acquisition in the quarter.
Corporate unallocated expenses totaled $83.2 million for the first nine months of fiscal 2022, an increase of $52.3 million from the same period of fiscal 2021. The increase was driven primarily by $51.6 million of integration and transaction costs recorded in the quarter related to the Knoll acquisition.
Liquidity and Capital Resources
The table below summarizes the net change in cash and cash equivalents for the nine months ended as indicated.

(In millions)	February 26, 2022	February 27, 2021
Cash (used in) provided by:
Operating activities	$(57.9)	$260.1
Investing activities	(1,145.0)	(42.9)
Financing activities	1,061.4	(287.3)
Effect of exchange rate changes	(9.0)	13.5
Net change in cash and cash equivalents	$(150.5)	$(56.6)
Cash Flows - Operating Activities
Cash used in operating activities for the nine months ended February 26, 2022 was $57.9 million, as compared to cash provided of $260.1 million in the same period of the prior year. The change in cash from operating activities as compared to the prior year, was primarily due to:
•A decrease in net earnings of $216.1 million largely driven by acquisition and integration related charges of $117.1 million as well as cost pressures from commodities, labor, and freight and product distribution resulting in a lower gross margin;
42 Form 10-Q

•An increase in current assets of $219.6 million compared to a decrease in current assets of $6.4 million in the prior year period. The increase in current assets in the current year was driven by an increase in accounts receivable and inventory as sales volumes increased from the end of fiscal 2021 as well as an increase in prepaid taxes driven by an expected benefit for the current year.
The increases above were offset by an increase of depreciation and amortization in the current period of $150.3 million related to the amortization of purchased intangible assets as part of the Knoll acquisition as well as an increase in stock based compensation of $27.0 million. The increase in stock based compensation included the impact of accelerated vesting for employee separations associated with the Knoll acquisition.
Cash Flows - Investing Activities
Cash used in investing activities for the nine months ended February 26, 2022 was $1,145.0 million, as compared to $42.9 million in the same period of the prior year. The increase in cash outflow in the current year, compared to the prior year, was primarily due to the acquisition of Knoll, which drove a cash outflow, net of cash acquired, of $1,088.5 million. Additionally, capital expenditures for the current year were $65.8 million as compared to $42.8 million in the same period of the prior year. These increases were offset by a cash inflow of $7.7 million from the liquidation of previously held short-term investments as well as proceeds of $2.8 million from the sale of an owned dealer.
At the end of the third quarter of fiscal 2022, there were outstanding commitments for capital purchases of $13.5 million. The Company plans to fund these commitments through a combination of cash on hand and cash flows from operations. The Company expects full-year capital purchases to be between $100 million and $120 million, which will be primarily related to investments in the Company's facilities and equipment along with the inclusion of Knoll in fiscal year 2022. This compares to full-year capital spending of $59.8 million in fiscal 2021.
Cash Flows - Financing Activities
Cash provided from financing activities for the nine months ended February 26, 2022 was $1,061.4 million, as compared to cash used in financing activities of $287.3 million in the same period of the prior year. The increase in cash provided in the current year, compared to the prior year, was primarily due to net borrowings of $1,007.0 million from the credit agreement the Company entered into during Q1 and proceeds of $815.7 million on the Company's credit facility.
These increases were offset by:
•Payments of $63.4 million related to the extinguishment of the Company's former debt agreement
•Payments of $6.6 million related to the Company's term loans
•Payments of $627.7 million on the Company's credit facility
•Dividends paid of $39.8 million and stock repurchases of $16.0 million
Sources of Liquidity
In addition to steps taken to protect its workforce and manage business operations, the Company has taken actions to safeguard its capital position in the current environment. The Company is closely managing spending levels, capital investments, and working capital and has temporarily suspended open market share repurchase activity as part of managing cash flows.
At the end of the third quarter of fiscal 2022, the Company had a well-positioned balance sheet and liquidity profile. The Company has access to liquidity through credit facilities and cash and cash equivalents. These sources have been summarized below. For additional information, refer to Note 14 to the Condensed Consolidated Financial Statements.

(In millions)	February 26, 2022	May 29, 2021
Cash and cash equivalents	$245.9	$396.4
Marketable securities	—	7.7
Availability under syndicated revolving line of credit	296.6	265.2
Total liquidity	$542.5	$669.3
Of the cash and cash equivalents noted above at the end of the third quarter of fiscal 2022, the Company had $222.3 million of cash and cash equivalents held outside the United States.
The Company’s syndicated revolving line of credit, which matures in July, 2026, provides the Company with up to $725 million in revolving variable interest borrowing capacity and allows the Company to borrow incremental amounts, at its option,
MillerKnoll, Inc. and Subsidiaries 43

subject to negotiated terms as outlined in the agreement. Outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR, or negotiated terms as outlined in the agreement.
As of February 26, 2022, the total debt outstanding related to borrowings under the syndicated revolving line of credit was $413.0 million with available borrowings against this facility of $296.6 million.
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
There have been material changes in certain obligations since that date as a result of the acquisition of Knoll. See the following Notes for additional discussion: Short-Term Borrowings and Long-Term Debt, Leases, Acquisitions, and Fair Value Measurements.
The following table summarizes the amounts and estimated timing of these future cash payments for obligations of the Company as of February 26, 2022 for which there were material changes since May 29, 2021.

	Payments due by fiscal year
(in millions)	Total	2022	2023-2024	2025-2026	Thereafter
Short-term borrowings and long-term debt(1)	$1,258.5	$96.6	$57.5	$87.5	$1,016.9
Estimated interest on debt obligations(1)	187.4	26.8	57.9	73.8	28.9
Operating leases	492.3	75.5	157.4	113.7	145.7
Pension and other post employment benefit plans funding(2)	28.6	1.4	5.7	5.9	15.6
Shareholder dividends (3)	14.8	14.8	—	—	—
Other liabilities(4)	14.9	5.0	4.1	1.4	4.4
Total	$1,996.5	$220.1	$282.6	$282.3	$1,211.5
(1)Includes the current portion of long-term debt. Contractual cash payments on long-term debt obligations are disclosed herein based on the amounts borrowed as of February 26, 2022 and the maturity date of the underlying debt. Estimated future interest payments on our outstanding interest bearing debt obligations are based on interest rates as of February 26, 2022. Actual cash outflows may differ significantly due to changes in borrowings or interest rates.
(2)Pension funding commitments are known for a 12-month period for those plans that are funded; unfunded pension and post-retirement plan funding amounts are equal to the estimated benefit payments.
(3)Represents the dividend payable as of February 26, 2022. Future dividend payments are not considered contractual obligations until declared.
(4)Other contractual obligations include long-term commitments related to deferred and supplemental employee compensation benefits, and other post-employment benefits.
Guarantees
See Note 13 to the Condensed Consolidated Financial Statements.
Variable Interest Entities
See Note 18 to the Condensed Consolidated Financial Statements.
Contingencies
44 Form 10-Q

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
New Accounting Standards
See Note 2 to the Condensed Consolidated Financial Statements.
Safe Harbor Provisions
Certain statements in this report are not historical facts but are “forward-looking statements” as defined under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates, and projections about the industries in which the Company operates, the economy, and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” likely,” “plans,” “projects,” “could,” and “should,” variations of such words, and similar expressions identify such forward-looking statements. These forward-looking statements involve certain risks and uncertainties, many of which are beyond the Company’s control, that could cause actual results to differ materially from those indicated in such forward-looking statements, including but not limited to: inflationary pressures; supply chain disruptions and labor shortages; the impact of the war in Ukraine on our global business, including the effects on our supply chain; the impact of public health crises, such as pandemics (including coronavirus (COVID-19)) and epidemics, and any related company or government policies and actions to protect the health and safety of individuals or government policies or actions to maintain the functioning of national or global economies and markets; risks related to the additional debt incurred in connection with the Knoll acquisition; the Company’s ability to comply with its debt covenants and obligations; the risk that the anticipated benefits of the Knoll acquisition will be more costly to realize than expected; the effect of the announcement of the acquisition on the ability of the Company to retain and hire key personnel and maintain relationships with customers, suppliers and others with whom the Company does business, or on the Company’s operating results and business generally; the ability to successfully integrate Knoll’s operations; the ability of the Company to implement its plans, forecasts and other expectations with respect to the Knoll acquisition and realize expected synergies; business disruption following the acquisition; general economic conditions; the availability and pricing of raw materials; the financial strength of our dealers and the financial strength of our customers; the success of newly-introduced products; the pace and level of government procurement; and the outcome of pending litigation or governmental audits or investigations, and other risks identified in our filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what we express or forecast. We undertake no obligation to update, amend or clarify forward-looking statements.
Item 3: Quantitative and Qualitative Disclosures About Market Risk
The information concerning quantitative and qualitative disclosures about market risk contained in the Company’s Annual Report on Form 10-K for the year ended May 29, 2021 has not changed materially. The nature of market risks from interest rates and commodity prices has not changed materially during the first nine months of fiscal 2022.
Foreign Exchange Risk
The Company primarily manufactures its products in the United States, Canada, United Kingdom, Italy, China, and India. It also sources completed products and product components from outside the United States. The Company's completed products are sold in numerous countries around the world. Sales in foreign countries as well as certain expenses related to those sales are transacted in currencies other than the Company's reporting currency, the U.S. dollar. Accordingly, production costs and profit margins related to these sales are affected by the currency exchange relationship between the countries where the sales take place and the countries where the products are sourced or manufactured. These currency exchange relationships can also impact the Company's competitive positions within these markets.
In the normal course of business, the Company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the Company conducts its business are the British pound sterling, euro, Canadian dollar, Japanese yen,
MillerKnoll, Inc. and Subsidiaries 45

Mexican peso, Hong Kong dollar, Chinese renminbi, and the Danish krone. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes. The net gain or loss upon settlement and the change in fair value of outstanding contracts is recorded as a component of Other (income) expense, net.
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 26, 2022, and the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company's disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
On July 19, 2021, the Company completed its acquisition of Knoll. The Company is currently in the process of integrating Knoll’s internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Except for the inclusion of Knoll, there has been no change in our internal control over financial reporting that occurred during the quarterly period ended February 26, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
46 Form 10-Q

PART II - OTHER INFORMATION
Item 1: Legal Proceedings
There have been no material changes in the Company's legal proceedings from those set forth in the Company's Annual Report on Form 10-K for the year ended May 29, 2021.
Item 1A: Risk Factors
The risk factors set forth below update the risk factors in our Annual Report on Form 10-K for the year ended May 29, 2021. In addition to the risk factors below, you should carefully consider the risk factors discussed in our most recent Form 10-K report, which could materially affect our business, operating results, cash flows, and financial condition. The risks and uncertainties described in our Annual Report on Form 10-K and below are not the only ones we face; others, either unforeseen or currently deemed not material, may also have a negative impact on our Company.
A continued shortage of qualified labor could negatively affect our business and materially reduce earnings.
We have experienced shortages of qualified labor across our operations. Outside suppliers that we rely on have also experienced shortages of qualified labor. The future success of our operations depends on our ability, and the ability of third parties on which we rely, to identify, recruit, develop, and retain qualified and talented individuals in order to supply and deliver our products. Any shortage of qualified labor could have a negative impact on our business. Employee recruitment, development and retention efforts that we or such third parties undertake may not be successful, which could result in a shortage of qualified individuals in future periods. Any such shortage could decrease our ability to effectively produce and meet customer demand. Such a shortage would also likely lead to higher wages for employees (or higher costs to purchase the services of such third parties) and a corresponding reduction in our results of operations. In the current operating environment, we are experiencing a shortage of qualified labor in certain geographies, particularly with plant production workers, resulting in increased costs from certain temporary wage actions, such as hiring and referral bonus programs. A continuation of such shortages for a prolonged period of time could have a material adverse effect on our operating results.
Increases in the market prices of manufacturing materials may negatively affect our profitability.
The costs of certain manufacturing materials used in our operations are sensitive to shifts in commodity market prices, including the impact of the U.S. and retaliatory tariffs. In particular, the costs of steel, plastic, aluminum components, and particleboard are sensitive to the market prices of commodities such as raw steel, aluminum, crude oil, lumber, and resins. Increases in the market prices of these commodities due to the recent ban on Russian oil imports as a result of the current war between Russia and Ukraine may have an adverse impact on our profitability if we are unable to offset them with strategic sourcing, continuous improvement initiatives or increased prices to our customers.
Our business presence outside the United States exposes us to certain risks that could negatively affect our results of operations and financial condition.
In connection with the ongoing war between Russia and Ukraine, the U.S. government has imposed enhanced export controls on certain products and sanctions on certain industry sectors and parties in Russia. MillerKnoll is not fulfilling any existing orders or accepting new orders from Russia or Belarus at this time. As a safety measure, we have also stopped taking new orders and fulfilling orders in Ukraine. This region represents a small portion of our International Contract business and we do not rely on any material goods from suppliers in these regions. Fiscal year 2021 annualized revenue was approximately $10 million. While we do not have manufacturing facilities or offices in the region, we have historically sold products to two dealers in Ukraine, two in Russia, and two in Belarus.
Further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business, which could adversely affect our business and/or our supply chain, business partners or customers in the broader region. The continued conflict in that region, as well as the current and additional international sanctions against Russia, are likely to further increase the cost of various supplies, particularly for petroleum based products. The impact from this conflict, as well as the international sanctions, cannot be predicted or anticipated with any reasonable degree of certainty, including the impact on the Company.
We are subject to risks and costs associated with protecting the integrity and security of our systems and confidential information.
MillerKnoll, Inc. and Subsidiaries 47

Due to the political uncertainty and military actions involving Russia, Ukraine, and surrounding regions, we and the third parties upon which we rely may be vulnerable to a currently heightened risk of information technology breaches, computer malware, or other cyber-attacks, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company has one outstanding share repurchase plan, which was authorized by the Board of Directors on January 16, 2019, and provides a share repurchase authorization of $250.0 million with no specified expiration date. No repurchase plans expired or were terminated during the third quarter of fiscal 2022, nor do any plans exist under which the Company does not intend to make further purchases.
The following is a summary of share repurchase activity during the quarter ended February 26, 2022.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)
11/28/21-12/24/21	312	$34.71	312	$222,314,159
12/25/21-1/22/22	4,858	$37.93	4,858	$222,129,872
1/23/22-2/26/22	36,176	$39.13	36,176	$220,714,366
Total	41,346		41,346
The Company may repurchase shares from time to time for cash in open market transactions, privately negotiated transactions, pursuant to accelerated share repurchase programs or otherwise in accordance with applicable federal securities laws. The timing and amount of the repurchases will be determined by the Company's management based on their evaluation of market conditions, share price and other factors. The Company has temporarily suspended open market share repurchase activity as part of managing cash flows.
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

48 Form 10-Q

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
MillerKnoll, Inc.

April 6, 2022	/s/ Andrea R. Owen
Andrea R. Owen
President and Chief Executive Officer
(Duly Authorized Signatory for Registrant)

April 6, 2022	/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer
(Duly Authorized Signatory for Registrant)

MillerKnoll, Inc. and Subsidiaries 49