Form 10-K/A
period 2021-05-29
MILLERKNOLL, INC.
filed 2022-06-10
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K/A
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
(616) 654-3000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MLKN	NASDAQ
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

EXPLANATORY NOTE

MillerKnoll, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended May 29, 2021, previously filed with the Securities and Exchange Commission (“SEC”) on July 27, 2021 (the “Original Filing”), to make certain corrections to the Report of Independent Registered Public Accounting Firm of Ernst & Young LLP included within the Original Filing (the “Original Report”). The Original Report inadvertently contained typographical errors such that the Original Report, as filed, did not conform to the report provided by Ernst & Young LLP. Because the Original Report was included within Item 8 of the Original Filing, this Amendment No. 1 sets forth the complete text of Item 8, as required by SEC Rule 12b-15; however, except for the corrections made to the Original Report noted above, no revisions or modifications have been made to the financial statements or any other information contained within Item 8 of the Original Filing.

Effective November 1, 2021, the Company’s name changed from Herman Miller, Inc. to MillerKnoll, Inc., and the Company’s trading symbol changed from MLHR to MLKN. The Company’s current name and trading symbol have been used where appropriate within this Amendment No. 1, including on the cover page.

Except as described above, this Amendment No. 1 does not amend, update, or change any other items or disclosures contained in the Original Filing. Except for certain changes to reflect the Company’s current name and trading symbol, as described above, this Amendment No. 1 does not reflect or purport to reflect any information or events occurring after the date of the Original Filing nor does it modify or update the disclosures contained in the Original Filing that may be or have been affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC subsequent to the filing of the Original Filing.

2 2021 Annual Report

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
4 2021 Annual Report

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
6 2021 Annual Report

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
8 2021 Annual Report

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
10 2021 Annual Report

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
12 2021 Annual Report

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

14 2021 Annual Report

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

Herman Miller, Inc. and Subsidiaries 16

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
Herman Miller, Inc. and Subsidiaries 17

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
Herman Miller, Inc. and Subsidiaries 18

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
19 2021 Annual Report

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
Herman Miller, Inc. and Subsidiaries 20

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
21 2021 Annual Report

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

Herman Miller, Inc. and Subsidiaries 22

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

23 2021 Annual Report

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
Herman Miller, Inc. and Subsidiaries 24

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
25 2021 Annual Report

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
Herman Miller, Inc. and Subsidiaries 26

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
27 2021 Annual Report

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
Herman Miller, Inc. and Subsidiaries 28

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
29 2021 Annual Report

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
Herman Miller, Inc. and Subsidiaries 30

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
31 2021 Annual Report

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

Herman Miller, Inc. and Subsidiaries 32

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

33 2021 Annual Report

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

Herman Miller, Inc. and Subsidiaries 34

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

35 2021 Annual Report

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
Herman Miller, Inc. and Subsidiaries 36

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
37 2021 Annual Report

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

Herman Miller, Inc. and Subsidiaries 38

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

39 2021 Annual Report

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

Herman Miller, Inc. and Subsidiaries 40

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

41 2021 Annual Report

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

Herman Miller, Inc. and Subsidiaries 42

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

43 2021 Annual Report

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
Herman Miller, Inc. and Subsidiaries 44

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
45 2021 Annual Report

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

Herman Miller, Inc. and Subsidiaries 46

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

47 2021 Annual Report

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
49 2021 Annual Report

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
Herman Miller, Inc. and Subsidiaries 50

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Herman Miller, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of comprehensive income, stockholders’ equity and cash flows of Herman Miller, Inc. and subsidiaries (the Company) for the fiscal year ended June 1, 2019, and the related notes and financial statement schedule for the fiscal year ended June 1, 2019 listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company's operations and its cash flows for the fiscal year ended June 1, 2019, in conformity with U.S. generally accepted accounting principles.

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

Grand Rapids, Michigan
July 30, 2019
51 2021 Annual Report

Index of Exhibits
The following exhibits are filed as part of this Amendment No. 1.

(23)(b)	Consent of Independent Registered Public Accounting Firm

(31)(a)	Certificate of the Chief Executive Officer of MillerKnoll, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(b)	Certificate of the Chief Financial Officer of MillerKnoll, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)(a)	Certificate of the Chief Executive Officer of MillerKnoll, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)(b)	Certificate of the Chief Financial Officer of MillerKnoll, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLERKNOLL, INC.
(Registrant)
/s/ Jeffrey M. Stutz
By	Jeffrey M. Stutz Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory for Registrant)

Date:     June 10, 2022

53 2021 Annual Report