Form 10-K
period 2022-05-28
MILLERKNOLL, INC.
filed 2022-07-26
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 28, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐  No  ☒
The aggregate market value of the voting stock held by “nonaffiliates” of the registrant (for this purpose only, the affiliates of the registrant have been assumed to be the executive officers and directors of the registrant and their associates) as of November 27, 2021, was $2.9 billion (based on $38.86 per share which was the closing sale price as reported by Nasdaq). As of July 18, 2022, the registrant had 75,843,172 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant's Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

MillerKnoll, Inc.
Annual Report on Form 10-K

PART I
Item 1 Business
General Development of Business
MillerKnoll is a collective of dynamic brands that comes together to design the world we live in. From the spaces we make that help us live and work better, to how we manufacture our products, to the ways we solve challenges facing our customers and global community, design is our tool for creating positive impact. Our optimism leads us as we redefine modern for the 21st century, shaping a future that’s more sustainable, caring, and beautiful for all people and our planet.
The Company researches, designs, manufactures and distributes interior furnishings for use in various environments including residential, office, healthcare and educational settings, and provides related services that support organizations and individuals all over the world. The Company’s products are sold primarily through the following channels: independent contract furniture dealers, direct customer sales, owned and independent retailers, direct-mail catalogs, and the Company’s eCommerce platforms.
In July 2021, the Company finalized the acquisition of Knoll, Inc. (“Knoll”) in a cash and stock transaction valued at approximately $1.8 billion. On November 1, 2021, Herman Miller, Inc. changed its name to MillerKnoll, Inc., and the Company changed its ticker symbol on the Nasdaq Global Select Market to MLKN.
Powering the world's most dynamic design brands, MillerKnoll includes Herman Miller® and Knoll®, as well as Colebrook Bosson Saunders®, DatesWeiser®, Design Within Reach®, Edelman® Leather, Fully®, Geiger®, HAY®, Holly Hunt®, KnollTextiles®, Maars® Living Walls, Maharam®, Muuto®, naughtone®, and Spinneybeck®|FilzFelt®. All of these companies are considered controlled subsidiaries, except for Maars of which the Company owns 48.2% of as of May 28, 2022. MillerKnoll's corporate offices are located at 855 East Main Avenue, PO Box 302, Zeeland, Michigan, 49464-0302 and its telephone number is 616 654 3000. Unless otherwise noted or indicated by the context, all references to "MillerKnoll," "we," "our," "Company" and similar references are to MillerKnoll, Inc. and its controlled subsidiaries. Further information relating to principles of consolidation is provided in Note 1 to the Consolidated Financial Statements included in Item 8 of this report.
Segments
The Company has four reportable segments: Americas Contract, International Contact, Global Retail and Knoll. The Company also reports a corporate category consisting primarily of unallocated corporate expenses. For a more detailed description of the Company's segments, refer to Item 7 of this report.
Financial information relating to segments is provided in Note 14 to the Consolidated Financial Statements included in Item 8 of this report.
Description of Business
MillerKnoll is a global leader of design. Our brands have led conversations on design for over 100 years, and we continue to drive our industry forward with visionary thinking and a purposeful approach. The Company's principal business consists of the research, design, manufacture, selling and distribution of seating products, office furniture systems, other freestanding furniture elements, textiles, leather, felt, home furnishings and related services.
                                         2

The Company's ingenuity and design excellence create award-winning products and services, which have made the Company a leader in the design and development of furniture, furniture systems, textiles, leather, felt and related technology and acoustical solutions. This leadership is exemplified by the innovative concepts introduced by the Company in its broad array of product offerings.
The Company's products are marketed worldwide by its own sales staff, independent dealers and retailers, via its eCommerce websites, and through its owned Herman Miller, Design Within Reach ("DWR"), HAY, Knoll, and Muuto retail stores and studios. Salespeople work with dealers, the architecture and design community, and directly with end-users. Independent dealerships concentrate on the sale of MillerKnoll products and some complementary product lines of other manufacturers. It is estimated that approximately 58.1% of the Company's sales in the fiscal year ended May 28, 2022, were made to or through independent dealers. The remaining sales were made directly to end-users, including federal, state and local governments and several business organizations by the Company's own sales staff, retail channels, or independent retailers.
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
The Company's furniture systems, seating, freestanding furniture, storage, casegoods, textile products, leather, felt, acoustic products and related services are used in (1) institutional environments including offices and related conference, lobby, and lounge areas and general public areas including transportation terminals; (2) health/science environments including hospitals, clinics and other healthcare facilities; (3) industrial and educational settings; and (4) residential and other environments.
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

                                         3

Patents and Trademarks
The Company believes its intellectual property rights are an important component supporting the long-term success of its brands and its competitive position, and it strategically applies for, registers, and maintains its intellectual property rights in the United States and a number of foreign countries where such protection is available. These rights include patent, trademark, copyright and trade secrets, among other proprietary rights. The Company also maintains a robust intellectual property enforcement program to protect its intellectual property rights against third party infringers.
The Company and its subsidiaries hold many active utility and design patents in the United States as well as in a number of foreign countries. The Company has also registered various trademarks, including the name and stylized “Herman Miller” trademark, the “Herman Miller Circled Symbolic M” trademark, and the name and stylized “Knoll” trademark in the United States and many foreign countries, which it considers to be among its most valuable intellectual property rights.
The Company considers the following trademarks and any associated stylized depictions of the word marks to be among its most important trademarks for distinguishing the Company, its subsidiaries and its goods from those of others: MillerKnollTM, Herman Miller®, Herman Miller Circled Symbolic M®, Knoll®, Maharam®, Geiger®, Design Within Reach®, DWR®, HAY®, naughtone®, Nemschoff®, Aeron®, Mirra®, Embody®, Setu®, Sayl®, Cosm®, Caper®, Eames®, Knoll®, KnollExtra®, Knoll Luxe®, KnollStudio®, KnollTextiles®, Edelman® Leather, Spinneybeck® Leather, Generation by Knoll®, Regeneration by Knoll®, MultiGeneration by Knoll®, Remix®, Holly Hunt®, Vladimir Kagan®, Muuto®, Fully®, Barcelona®, Womb®, as well as trademark registrations for trade dress and common law rights in trade dress for some of the Company’s significant product designs.
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
Customer Base
The Company approximates that no single dealer accounted for more than 2% of the Company's net sales in the fiscal year ended May 28, 2022. The Company estimates that the largest single end-user customer accounted for $114.4 million, $113.0 million and $122.9 million of the Company's net sales in fiscal 2022, 2021, and 2020, respectively. This represents approximately 3% of the Company's net sales in fiscal 2022 and 5% in 2021 and 2020. The Company's ten largest customers in the aggregate accounted for approximately 11% of net sales in fiscal 2022 and 17% and 18% of net sales in fiscal 2021 and 2020, respectively.
Backlog of Unfilled Orders
As of May 28, 2022, the Company's backlog of unfilled orders was $932.5 million. At May 29, 2021, the Company's backlog totaled $446.9 million. The increase in backlog was due primarily to the Knoll acquisition, which contributed backlog of $293.3 million as well as from growth in order volume in excess of sales for the remainder of the business. It is expected that substantially all of the orders forming the backlog at May 28, 2022 will be filled during the next fiscal year. Many orders received by the Company are reflected in the backlog for only a short period while other orders request extended delivery dates and are carried in the backlog for up to one year. Accordingly, the backlog at any particular time does not necessarily indicate the level of net sales for a particular succeeding period.
Government Contracts
Other than standard provisions contained in contracts with the United States Government, the Company does not believe that any significant portion of its business is subject to material renegotiation of profits or termination of contracts or subcontracts at the election of various government entities. The Company sells to the U.S. Government both through General Services Administration ("GSA") Multiple Award Schedule Contracts and through competitive bids. The GSA Multiple Award Schedule Contract pricing is principally based upon the Company's commercial price list in effect when the contract is initiated, rather than being determined on a cost-plus-basis. The Company is required to receive GSA approval to apply list price increases during the term of the Multiple Award Schedule Contract period.

                                         4

Competition
All aspects of the Company's business are highly competitive. From an office furniture perspective, the Company competes largely on design, product and service quality, speed of delivery and product pricing. Although the Company is one of the largest office furniture manufacturers in the world, it competes with manufacturers that have significant resources and sales as well as many smaller companies. The Company's most significant competitors are Haworth, HNI Corporation, Kimball International, Inc., and Steelcase Inc.
The Company also competes in the home furnishings industry, primarily against national, regional and independent home furnishings retailers who market high-craft furniture to end-user customers and the interior design community. These competitors include companies such as Crate & Barrel Holdings, Inc., Hive Modern, Restoration Hardware, Room & Board, Inc., Wayfair Inc., and Williams-Sonoma, Inc. Similar to its office furniture product offerings, the Company competes primarily on design, product and service quality, speed of delivery and product pricing in this market.
On July 19, 2021, the acquisition of Knoll, Inc. was completed. For further discussion about the acquisition of Knoll, refer to Note 3 to the Consolidated Financial Statements included in Item 8 of this report.
Research, Design and Development
The Company believes it draws great competitive strength from its research, design and development programs. Through research, the Company seeks to understand, define and clarify customer needs and problems they are trying to solve. The Company designs innovative products and services that address customer needs and solve their problems. The Company uses both internal and independent research and design resources. Exclusive of royalty payments, the Company spent approximately $71.1 million, $50.8 million and $54.3 million on design and research activities in fiscal 2022, 2021 and 2020, respectively. Generally, royalties are paid to designers of the Company's products as the products are sold and are included in the Design and research line item within the Consolidated Statements of Comprehensive Income.
Environmental Matters
The Company believes that a business must stand for more than just its products and services and the Company's people around the globe share a commitment to using business as a force for good.
Increased focus by U.S. and overseas governmental authorities on environmental matters is likely to lead to new governmental initiatives, particularly in the area of climate change. While we cannot predict the precise nature of these initiatives, we expect that they may impact our business both directly and indirectly. Although the impact would likely vary by world region and/or market, we believe that adoption of new regulations and execution of the Company's sustainability strategy will increase costs for the Company. Also, there is a possibility that governmental initiatives, or actual or perceived effects of changes in weather patterns, climate, or water resources could have a direct impact on the operations of the Company in ways which we cannot predict at this time.
The Company monitors developments related to environmental matters and plans to respond to governmental initiatives in a timely and appropriate manner. The Company’s commitment to the planet is embedded in its corporate strategy and will continue to develop as the Company outlines next steps in its sustainability strategy. As part of this commitment, the Company focuses on operating its global footprint with minimal impact on the environment and designing products with materials and processes that are safe for both people and the planet.
Human Resources
The Company considers its employees to be another of its major competitive strengths. The Company stresses individual employee participation and incentives, believing that this emphasis has helped attract and retain a competent and motivated workforce. The Company's human resources group provides employee recruitment, education and development, as well as compensation planning and counseling. Additionally, there have been no work stoppages or labor disputes in the Company's history. As of May 28, 2022, approximately 2% of the Company's employees are covered by collective bargaining agreements, most of whom are employees located in Wisconsin, the United Kingdom, Italy, and Brazil.
As of May 28, 2022, the Company had approximately 11,300 employees, which is approximately 3,100 higher since May 29, 2021 due to the acquisition of Knoll. In addition to its employee workforce, the Company uses temporary labor to meet fluctuating demand in its manufacturing operations.

                                         5

Diversity and Inclusion
At MillerKnoll, our differences contribute to our success. We are committed to diversity, equity and inclusion ("DEI") and creating opportunities for people who come from diverse cultural and ethnic backgrounds, gender identities, LGBTQ+, people with differing abilities, those with military backgrounds, as well as those who are reentering the workforce for a variety of reasons. We are committed to ensuring equity exists for all persons to thrive, and we focus on building diverse leadership across MillerKnoll. We believe that embracing diverse perspectives contributes to an inclusive workplace and strengthens the communities where we live and work.
We continue to build DEI into our everyday practices by focusing on:
•An ongoing commitment to educate ourselves and integrate cultural competency across the organization
•Recruiting, developing, retaining, and promoting diverse talent through targeted plans that drive better results in this area
•Implementing and taking action on appropriate metrics and measures to hold ourselves accountable to our commitments
Compensation
The Company's policy is to competitively compensate all employees for their contributions to MillerKnoll, Inc. and to appropriately reward and motivate employees to deliver our business goals. We do this, in part, by closely monitoring and benchmarking compensation matters and working to ensure that our programs provide our associates with the right features to provide for their families and prepare for retirement. We provide competitive health and welfare benefits and retirement savings plans (401k), with matching employer contributions. Retention of our talent is exceedingly important and drives how we design our programs.
Information about International Operations
The Company's sales in international markets are made primarily to office/institutional customers and residential retail customers. Foreign sales consist mostly of office furniture products such as Aeron®, Mirra®, Sayl®, Embody®, Layout Studio®, Imagine Desking System®, Ratio®, Cosm®, Tone®, Generation by Knoll®, and other seating and storage products and ergonomic accessories such as About A Chair®, Palissade®, Eero Saarinen designs, Barcelona®, and the Flo® monitor arm. The Company conducts business in the following major international markets: Europe, the Middle East, Africa, Latin America and the Asia/Pacific region.
The Company's products currently sold in international markets are manufactured primarily by controlled subsidiaries in the United States, the United Kingdom, Italy, China, Brazil, Mexico and India. A portion of the Company's products sold internationally are also manufactured by third-party suppliers. Sales are made through wholly owned subsidiaries or branches in Canada, the United Kingdom, Italy, France, Denmark, the Netherlands, Mexico, Australia, Singapore, Japan, China (including Hong Kong), India and Brazil. The Company's products are offered in Canada, Europe, the Middle East, Africa, Latin America and the Asia/Pacific region primarily through dealer and retail channels.
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
Available Information
The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge through the “Investors” section of the Company's website at www.millerknoll.com, as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). The Company's filings with the SEC are also available for the public to read via the SEC's website at www.sec.gov.
Item 1A Risk Factors
The following risk factors and other information included in this report should be carefully considered. The risks and uncertainties described below are not the only ones we face; others, either unforeseen or currently deemed not material, may
                                         6

also have a negative impact on our Company. If any of the following occurs, our business, operating results, cash flows, and financial condition could be materially adversely affected.
Business and Knoll Acquisition Related Risks
We may not be successful in implementing and managing our growth strategy.
We have established a growth strategy for the business based on a changing and evolving world. Through this strategy, we are focused on taking advantage of the changing composition of the office floor plate, the greater desire for customization from our customers, new technologies, and trends towards urbanization and working from home.
While we have confidence that our strategic plan reflects opportunities that are appropriate and achievable, and that we have anticipated and will manage the associated risks, there is the possibility that the strategy may not deliver the projected results due to inadequate execution, incorrect assumptions, sub-optimal resource allocation, or changing customer requirements.
To meet our goals, we believe we will be required to continually invest in the research, design, and development of new products and services, and there is no assurance that such investments will have commercially successful results.
Certain growth opportunities may require us to invest in acquisitions, alliances, and the startup of new business ventures. These investments, if available, may not perform according to plan and may involve the assumption of business, operational, or other risks that are new to our business.
Future efforts to expand our business within developbtability may impact our ability to compete for business. It may also put the availability and/or value of our capital investments within these regions at risk. These expansion efforts expose us to operating environments with complex, changing, and in some cases, inconsistently-applied legal and regulatory requirements. Developing knowledge and understanding of these requirements poses a significant challenge, and failure to remain compliant with them could limit our ability to continue doing business in these locations.
Pursuing our strategic plan in new and adjacent markets, as well as within developing economies, will require us to find effective new channels of distribution. There is no assurance that we can identify or otherwise develop these channels of distribution.
We may be unable to successfully integrate Knoll into our business and realize the anticipated benefits of the acquisition of Knoll.
The success of the acquisition of Knoll will depend, in part, on our ability to successfully combine and integrate the businesses of Herman Miller and Knoll, and realize the anticipated benefits, including synergies, cost savings, innovation opportunities and operational efficiencies from the acquisition. The success of the acquisition also will depend on the Company doing so in a manner that does not materially disrupt existing customer, payer, dealer, supplier, employee and other stakeholder relations nor result in decreased revenues due to losses of, or decreases in orders by, customers and payers. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common stock may decline.
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
                                         7

•unanticipated issues in integrating information technology, communications and other systems; and
•unforeseen expenses, costs, liabilities or delays associated with the acquisition or the integration.
Many of these factors will be outside of our control, and any one of them could result in delays, increased costs, decreases in the amount of expected revenues or synergies and diversion of management’s time and energy, which could materially affect MillerKnoll’s financial position, results of operations and cash flows.
The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized on a timely basis, if at all.
In connection with the acquisition of Knoll, we incurred significant additional indebtedness, which has increased our interest expense and could adversely affect us, including by decreasing our business flexibility.
The consolidated long-term debt of MillerKnoll as of May 28, 2022 was $1.38 billion. As a result of our acquisition of Knoll, we substantially increased our indebtedness, which has increased our interest expense and could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions. We have also incurred various costs and expenses associated with such indebtedness. The amount of cash required to pay interest on our increased indebtedness levels and thus the demands on our cash resources will be greater than the amount of cash flows previously required to service our indebtedness. The increased levels of indebtedness could also reduce funds available for working capital, capital expenditures, acquisitions, and other general corporate purposes and may create competitive disadvantages for MillerKnoll relative to other companies with lower debt levels. If we do not achieve the expected benefits and cost savings from the acquisition, or if the financial performance of the combined company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.
The indebtedness incurred in connection with the acquisition of Knoll contains various covenants that impose restrictions on us that may affect our ability to operate our business. These include both affirmative and negative covenants that, subject to certain significant exceptions, restrict the ability of us and certain of our subsidiaries to, among other things, incur liens on our property, incur additional indebtedness, enter into sale and lease-back transactions, make loans, advances, or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, and/or merge or consolidate with any other person or sell or convey certain assets to any one person. In addition, the definitive documentation governing such indebtedness contains a financial maintenance covenant that will require us to maintain a certain leverage ratio at the end of each fiscal quarter. Our ability to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations under such indebtedness.
In addition, we may be required to raise substantial additional financing to fund working capital, capital expenditures, acquisitions, or other general corporate requirements. Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. There is no assurance we will be able to obtain such additional financing on terms acceptable to us or at all.
Uncertainties associated with the acquisition of Knoll may cause a loss of management personnel and other key employees.
MillerKnoll is dependent on the experience and industry knowledge of its officers and other key employees to execute its business plans. Our success will depend in part upon our ability to retain certain key management personnel and employees, including those who joined us as part of the Knoll acquisition. Our employees may experience uncertainty about their roles in light of the acquisition and our strategic plan, which may have an adverse effect on our ability to attract or retain key management and other key personnel.
We have incurred and may continue to incur significant costs in connection with the integration of Knoll, which may be in excess of those we anticipate.
We have incurred and expect to continue to incur a number of non-recurring fees and costs associated with combining the operations of Herman Miller and Knoll and achieving desired synergies. These costs and expenses include those related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.
Macroeconomic and Workplace Trends Related Risks
                                         8

Adverse economic and industry conditions could have a negative impact on our business, results of operations and financial condition.
Customer demand within the contract office furniture and retail furnishings industries is affected by various macroeconomic factors with general corporate profitability, service sector employment levels, new office construction rates, and existing office vacancy rates being among the most influential factors. History has shown that declines in these measures can have an adverse effect on overall office furniture demand. Additionally, factors and changes specific to our industry, such as developments in technology, governmental standards and regulations, and health and safety issues, can influence demand.
The markets in which we operate are highly competitive and we may not be successful in winning new business.
We are one of several companies competing for new business within the office furniture industry. Many of our competitors offer similar categories of products, including office seating, systems and freestanding office furniture, casegoods, storage products, as well as residential, education and healthcare furniture solutions. Although we believe that our innovative product design, functionality, quality, depth of knowledge, and strong network of distribution partners differentiate us in the marketplace, increased market pricing pressure and other factors could make it difficult for us to win new business with certain customers and within certain market segments at acceptable profit margins.
The retail furnishings market is highly competitive. We compete with national and regional furniture retailers, mail order catalogs and online retailers focused on home furnishings. We compete with these and other retailers for customers, suitable retail locations, vendors, qualified employees and management personnel. Some of our competitors have significantly greater financial, marketing and other resources than we possess. This may result in these competitors being quicker at important metrics such as adapting to changes, devoting greater resources to the marketing and sale of their products, generating greater national brand recognition, or adopting more aggressive pricing and promotional policies, including free shipping offers. In addition, increased catalog mailings and/or digital marketing campaigns by our competitors may adversely affect response rates to our own marketing efforts. As a result, increased competition may adversely affect our future financial performance.
Our business presence outside the United States exposes us to certain risks that could negatively affect our results of operations and financial condition.
We have significant manufacturing and sales operations in the United Kingdom, which represents our largest marketplace outside the United States. The transitional exit of the U.K. from European Union membership (commonly known as “Brexit”) could disrupt and create uncertainty with respect to our business in that region, including by affecting our relationships with current and future customers, suppliers, employees, and other of our business relationships. Furthermore, concerns exist relating to potential tariffs and customs regulations and the potential for short term logistics disruption as any such changes are implemented. This will impact both our suppliers and customers, including distributors, and could result in product delays and inventory issues. Further uncertainty in the marketplace also brings risk to accounts receivable and could result in delays in collection and greater bad debt expense. There also remains a risk for the value of the British Pound and/or the Euro to further deteriorate, reducing the purchasing power of customers in these regions and potentially undermining the financial health of the Company's suppliers and customers in other parts of the world.
We also have manufacturing operations in China, India, Italy, Canada, Mexico and Brazil. Additionally, our products are sold internationally through controlled subsidiaries or branches in Canada, Denmark, Italy, Korea, Mexico, Australia, China (including Hong Kong), India, Brazil, and other European countries. The Company's products are offered in Canada, Europe, the Middle East, Africa, Latin America and the Asia/Pacific region primarily through dealers and retail channels.
Doing business internationally exposes us to certain risks, many of which are beyond our control and could potentially impact our ability to design, develop, manufacture, or sell products in certain countries. These factors include, without limitation, political, social, and economic conditions; global trade conflicts and trade policies; legal and regulatory requirements; labor and employment practices; cultural practices and norms; natural disasters; security and health concerns; protection of intellectual property; and changes in foreign currency exchange rates.
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
In connection with the ongoing war between Russia and Ukraine, the U.S. government has imposed enhanced export controls on certain products and sanctions on certain industry sectors and parties in Russia. MillerKnoll is not fulfilling any existing orders or accepting new orders from Russia or Belarus at this time. As a safety measure, we have also stopped taking new
                                         9

orders and fulfilling orders in Ukraine. This region represents a small portion of our International Contract business, and we do not rely on any material goods from suppliers in these regions. While we do not have manufacturing facilities or offices in the region, we have historically sold products to two dealers in Ukraine, two in Russia, and two in Belarus. Fiscal year 2022 and 2021 annualized revenues from these countries were approximately $6.4 million and $5.7 million, respectively.
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
From time to time, various disease outbreaks may adversely impact our business, consolidated results of operations and financial condition, such as the ongoing COVID-19 pandemic, which has had such an adverse impact. The Company has global manufacturing facilities, suppliers, dealers and customers. Therefore, COVID-19, as well as measures taken by governmental authorities and other organizations and individuals to limit the spread of this virus, may continue to interfere to varying degrees with the ability of our employees, suppliers and other business providers to carry out their assigned tasks or supply materials at ordinary levels of performance relative to the conduct of our business. In addition, the COVID-19 pandemic has caused a significant percentage of the traditional office workforce to work away from their office location and the extent to which this will become a more permanent trend is uncertain. It is reasonable to assume, at least in the near-term, that this will have an adverse impact on the demand for office furniture and related products. This has in the past caused, and may continue to cause, us to materially curtail certain of our business operations, and has had and could continue to have, a material adverse effect on our results of operations and cash flow.

Manufacturing, Supply Chain and Distribution Related Risks
Tariffs imposed by the U.S. government could have a material adverse effect on our results of operations.
The imposition of tariffs by the U.S. government on various products imported from certain countries, as well as countering tariffs on the export of U.S. goods, has had, and will likely continue to have, an adverse impact on our business, including as a result of increased costs for certain of our raw materials and increasing the costs for certain products that we export to other countries. Accordingly, these tariffs and the possibility of broader trade conflicts stemming from the tariffs could negatively impact our business in the future. The tariffs on imports, most notably imports from China, has impacted the cost of steel, a key commodity that we consume in producing products. Given the significance of steel costs to our direct materials costs, we closely monitor trade tensions between the U.S. and China. The potential impact to our direct material costs due to tariffs on Chinese imports is somewhat limited, however, as purchases of direct materials (mainly component parts and products manufactured by third parties) from China represented an estimated 3% of our consolidated cost of sales for fiscal 2022. Going
                                         10

forward, continued or increased tariffs could negatively impact our gross margin and operating performance. These factors also have the potential to significantly impact global trade and economic conditions in many of the regions where we do business.
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
In fiscal year 2022, the price of steel was impacted by shortages and disruptions in the steel industry as a result of the COVID-19 pandemic. These disruptions have not had a significant impact on our ability to manufacture and supply products to our customers, but they have negatively impacted the cost of procuring such materials. In the short-term, significant increases in raw material, commodity and other input costs can be difficult to offset with price increases because of existing contractual commitments with our customers. As a result, our gross margins can be adversely affected in the short-term by significant increases in these costs. If we are not successful in passing along higher commodity and other input costs to our customers over the long-term because of competitive pressures, our profitability could be negatively impacted.
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
                                         11

effect on the Company’s financial condition and operating results. See Note 1 of the Consolidated Financial Statements for information regarding the Company’s retention level.
Goodwill and indefinite-lived intangible asset impairment charges may adversely affect our operating results.
We have a substantial amount of goodwill and indefinite-lived intangible assets, primarily trademarks, on our balance sheet. We test the goodwill and intangible assets for impairment both on an annual basis and when events occur or circumstances change that indicate that the fair value of the reporting unit or intangible asset may be below its carrying amount. Fair value determinations require considerable judgment and are sensitive to inherent uncertainties and changes in estimates and assumptions regarding actual and forecasted revenue growth rates, operating margins, and discount rates. Declines in market conditions, a trend of weaker than anticipated financial performance for our reporting units, declines in projected revenue for our trademarks, a decline in our share price for a sustained period of time, an increase in the market-based weighted average cost of capital, or a decrease in royalty rates, among other factors, are indicators that the carrying value of our goodwill or indefinite-life intangible assets may not be recoverable. We may be required to record a goodwill or intangible asset impairment charge that, if incurred, could have a material adverse effect on our financial statements.
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
                                         12

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
The operations of our Global Retail segment are sensitive to a number of factors that influence consumer spending, including general economic conditions, consumer disposable income, unemployment, inclement weather, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, sales tax rates and rate increases, inflation, and consumer confidence in future economic conditions. Adverse changes in these factors may reduce consumer demand for our products, resulting in reduced sales and profitability.
A number of factors that affect our ability to successfully implement our retail studio strategy, including opening new locations and closing existing studios, are beyond our control. These factors may harm our ability to increase the sales and profitability of our retail operations.
Approximately 33% of the sales within our Global Retail segment are transacted within our retail studios. Additionally, we believe our retail studios have a direct influence on the volume of business transacted through other channels, including our consumer eCommerce and direct-mail catalog platforms, as many customers utilize these physical spaces to view and experience products prior to placing an order online or through the catalog call center. Our ability to open additional studios or close existing studios successfully will depend upon a number of factors beyond our control, including, without limitation:
•general economic conditions;
•identification and availability of suitable studio locations;
•success in negotiating new leases and amending or terminating existing leases on acceptable terms;
•success of other retailers in and around our retail locations;
•ability to secure required governmental permits and approvals;
•hiring and training skilled studio operating personnel; and
•landlord financial stability.
We may incur significant increased costs and become subject to additional potential liabilities under environmental and other laws and regulations aimed at combating climate change.
We expect to incur significant costs as we work to implement our recently-announced 2030 sustainability goals, which include efforts to reduce our carbon footprint, design out waste, and source better materials. We also believe it is likely that the increased focus by the U.S. and other governmental authorities on climate change and other environmental matters will lead to enhanced regulation in these areas, which could also result in increased compliance costs and subject us to additional potential liabilities. The extent of these costs and risks is difficult to predict and will depend in large part on the extent of new regulations and the ways in which those regulations are enforced. We operate and have manufacturing facilities in multiple regions across the globe, and the impact of additional regulations in this area is likely to vary by region. It is possible the costs we incur to comply with any such new regulations and implement our own sustainability goals could be material.
Increasing competition for highly skilled and talented workers could adversely affect our business.
                                         13

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
Item 1B Unresolved Staff Comments
None
                                         14

Item 2 Properties
The Company owns or leases facilities located throughout the United States and several foreign countries. The location, square footage and use of the most significant facilities at May 28, 2022 were as follows:

Owned Locations	Square Footage (in Thousands)	Use
Zeeland, Michigan	771	Manufacturing, Warehouse, Office
East Greenville, Pennsylvania	729	Manufacturing, Warehouse, Office
Spring Lake, Michigan	583	Manufacturing, Warehouse, Office
Toronto, Canada	408	Manufacturing, Warehouse, Office
Muskegon, Michigan	400	Manufacturing, Office
Holland, Michigan	357	Warehouse
Holland, Michigan	293	Manufacturing, Office
Dongguan, China	269	Manufacturing
Foligno, Italy	259	Manufacturing, Warehouse, Office
Holland, Michigan	238	Office, Design
Sheboygan, Wisconsin	208	Manufacturing, Warehouse, Office
Melksham, United Kingdom	170	Manufacturing, Warehouse, Office
Graffignana, Italy	112	Manufacturing, Warehouse, Office

Leased Locations	Square Footage (in Thousands)	Use
Alburtis, Pennsylvania	718	Warehouse
Batavia, Ohio	618	Warehouse
Dongguan, China	429	Manufacturing, Office
Ringsted, Denmark	274	Warehouse
Berlin, Germany	220	Warehouse
LeGrange Highlands, Illinois	210	Warehouse
Atlanta, Georgia	180	Manufacturing, Warehouse, Office
Bangalore, India	105	Manufacturing, Warehouse
The properties above are primarily used in the Company's segments as indicated below:
                                         15

Segment Primarily Supported	Owned	Leased	Total
Americas Contract	5	1	6
International Contract	2	2	4
Global Retail	—	1	1
Knoll	5	4	9
Corporate	1	—	1
As of May 28, 2022, the Company operated 70 retail studios (including 35 operating under the DWR brand, 7 under the HAY brand, 22 Herman Miller stores, 2 Muuto stores, 3 Knoll stores and a multi-brand Chicago store) that totaled approximately 586,600 square feet of selling space. The business also operated 3 outlet stores. The Company maintains administrative and sales offices and showrooms in various other locations throughout North America, Europe, Asia/Pacific and Latin America. The Company considers its existing facilities to be in good condition and adequate for its design, production, distribution, and selling requirements.
Item 3 Legal Proceedings
The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s consolidated operations, cash flows and financial condition.

Information About Our Executive Officers
Certain information relating to executive officers of the Company as of May 28, 2022 is as follows:

Andrea R. Owen President and Chief Executive Officer Age 57, elected as an executive officer in 2018	Jeffrey M. Stutz Chief Financial Officer Age 51, elected as an executive officer in 2009

Chris Baldwin Group President, MillerKnoll Age 49, elected as an executive officer in 2021	Benjamin P.T. Groom Chief Digital Officer Age 38, elected as an executive officer in 2019

Jeffrey L. Kurburski Chief Technology Officer Age 56, elected as an executive officer in 2018	Megan Lyon Chief Strategy Officer Age 42, elected as an executive officer in 2019
                                         16

John Michael President, Americas Contract Age 60, elected as an executive officer in 2020	Jen Nicol Chief People Officer Age 53, elected as an executive officer in 2021

Debbie Propst President, Global Retail Age 41, elected as an executive officer in 2020	Jacqueline H. Rice General Counsel and Corporate Secretary Age 50, elected as an executive officer in 2019

Richard Scott Chief Manufacturing and Operations Officer Age 54, elected as an executive officer in 2020	Kartik Shethia President, International Contract Age 51, elected as an executive officer in 2021

Tim Straker Chief Marketing and Communications Officer Age 56, elected as an executive officer in 2020	Kevin Veltman Senior Vice President, Integration Lead Age 47, elected as an executive officer in 2015

B. Ben Watson Herman Miller Brand President and Chief Product Officer Age 57, elected as an executive officer in 2010

Except as discussed below, each of the named officers has served the Company in their current executive position for more than five years.
Ms. Owen joined MillerKnoll, Inc. in 2018 and serves as President and Chief Executive Officer. Prior to joining MillerKnoll, Ms. Owen spent 25 years at The Gap, Inc. where she most recently served as Global President of Banana Republic.
Mr. Baldwin joined MillerKnoll in 2021 and serves as Group President. Prior to the Company's acquisition of Knoll in July 2021, Mr. Baldwin was Chief Operating Officer & President, Workplace at Knoll and also held leadership positions at Kohler Co.
Mr. Groom joined MillerKnoll, Inc. in 2019 and serves as Chief Digital Officer. Prior to joining MillerKnoll, Mr. Groom spent six years with The Boston Consulting Group where he was a Principal member of the firm’s Technology Advantage, Retail and Consumer practices.
Mr. Kurburski joined MillerKnoll in 1990 and serves as Chief Technology Officer. Prior to joining MillerKnoll, Mr. Kurburski spent time in both the government and private IT sectors.
                                         17

Ms. Lyon joined MillerKnoll, Inc. in 2019 and serves as Chief Strategy Officer. Prior to joining MillerKnoll, Ms. Lyon spent eleven years with The Boston Consulting Group where she was a Partner and Managing Director leading the firm’s West Coast Consumer and Retail Practice.
Mr. Michael joined MillerKnoll, Inc. in 2017 and serves as President, The Americas. Prior to joining MillerKnoll, Mr. Michael held leadership positions at Staples, Ivan Allen Workspace, and Steelcase
Ms. Nicol joined MillerKnoll, Inc. in 2021 and serves as Chief People Officer. Prior to joining MillerKnoll, Ms. Nicol worked in HR leadership for Rheem Manufacturing, Ingersoll Rand, Johnson Controls, and Honeywell Aerospace.
Ms. Propst joined MillerKnoll, Inc. in 2020 and serves as President of the Company's Global Retail segment. Prior to joining MillerKnoll, Ms. Propst spent seven years at Bed Bath and Beyond where she most recently served as President and Chief Merchandising Officer of One Kings Lanes, as well as Chief Brand Officer for Bed Bath and Beyond.
Ms. Rice joined MillerKnoll, Inc. in 2019 and serves as General Counsel. Prior to joining MillerKnoll, Ms. Rice served as Executive Vice President, Chief Risk & Compliance Officer at Target Corporation as well as Senior Counsel and Chief Compliance Officer at General Motors Co.
Mr. Scott joined MillerKnoll, Inc. in 2006 and serves as Chief Manufacturing and Operations Officer. Prior to joining MillerKnoll, Mr. Scott spent his career in engineering and manufacturing with Jacobs Suchard Germany, Eurotunnel, and DS Smith Packaging.
Mr. Shethia joined MillerKnoll, Inc. in 2009 and serves as President, International Contract. Throughout his career with the Company, Mr. Shethia has played a key role in developing successful selling relationships with many of Herman Miller’s largest regional and global clients.
Mr. Straker joined MillerKnoll in 2012 and serves as Chief Marketing Officer. Prior to joining MillerKnoll, Mr. Straker held a variety of design leadership and strategy roles for companies such as Apple, Lowe’s, Goodyear Tire & Rubber, McDonald’s, Nationwide Insurance, SFERRA, Netjets, and the Food Network.
Mr. Veltman joined MillerKnoll, Inc. in 2014 and serves as Senior Vice President - Integration Lead. Prior to joining MillerKnoll, Mr. Veltman worked in finance leadership for BISSELL, Inc. and Ernst & Young.
There are no family relationships between or among the above-named executive officers. There are no arrangements or understandings between any of the above-named officers pursuant to which any of them was named an officer.
Item 4 Mine Safety Disclosures
Not applicable
                                         18

PART II
Item 5 Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Share Price, Earnings and Dividends Summary
MillerKnoll, Inc.'s common stock is traded on the Nasdaq Global Select Market System (Symbol: MLKN). As of July 18, 2022, there were approximately 58,000 shareholders of record, including individual participants in security position listings, of the Company's common stock.
Dividends were declared and paid quarterly for fiscal 2022 as approved by the Board of Directors. On April 12, 2022, the Company's Board of Directors approved a quarterly cash dividend of 18.75 cents ($0.1875) per share that was paid on July 15, 2022, to shareholders of record on May 28, 2022. While it is anticipated that the Company will continue to pay quarterly cash dividends, the amount and timing of such dividends is subject to the discretion of the Board depending on the Company's future results of operations, financial condition, capital requirements and other relevant factors.
Issuer Purchases of Equity Securities
The Company has one share repurchase plan authorized by the Board of Directors on January 16, 2019, which provides a share repurchase authorization of $250.0 million with no specified expiration date. The approximate dollar value of shares available for purchase under the plan at May 28, 2022 was $220.5 million.
The following is a summary of share repurchase activity during the Company's fourth fiscal quarter ended May 28, 2022:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share or Unit	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (1)
2/26/22-3/26/22	2,782	$38.77	2,782	$220,606,508
3/27/22-4/23/22	997	33.34	997	220,573,272
4/24/22-5/28/22	2,086	$31.73	2,086	$220,507,083
Total	5,865		5,865
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
                                         19

Stockholder Return Performance Graph
Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company's common stock with that of the cumulative total return of the Standard & Poor's 500 Stock Index and the Nasdaq Composite Total Return for the five-year period ended May 28, 2022. The graph assumes an investment of $100 on May 28, 2017 in the Company's common stock, the Standard & Poor's 500 Stock Index and the Nasdaq Composite Total Return, with dividends reinvested.

$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2017
2018
2019
2020
2021
2022
MillerKnoll, Inc.
S&P 500 Index
Nasdaq Composite Total Return

	2017	2018	2019	2020	2021	2022
MillerKnoll, Inc.	$100	$103	$113	$75	$159	$104
S&P 500 Index	100	112	113	125	172	170
Nasdaq Composite Total Return	100	121	121	155	227	201
Information required by this item is also contained in Item 12 of this report.
                                         20

Item 6 Selected Financial Data

	Year Ended
(In millions, except key ratios and per share data)	2022	2021	2020

Operating Results
Net sales	$3,946.0	$2,465.1	$2,486.6
Gross margin	1,352.7	951.1	911.2
Selling, general, and administrative (1)	1,188.7	643.8	643.3
Impairment charges	15.5	—	205.4
Design and research	108.7	72.1	74.0
Operating earnings (loss)	39.8	232.5	(37.9)
(Loss) earnings before income taxes and equity income	(8.6)	228.3	(12.9)
Net (loss) earnings	(19.7)	180.3	(14.0)
Net cash (used in) provided by operating activities	(11.9)	332.3	221.8
Net cash (used in) provided by investing activities	(1,172.4)	(59.9)	(168.1)
Net cash provided by (used in) financing activities	1,039.9	(347.7)	244.0
Depreciation and amortization	190.6	87.2	79.5
Capital expenditures	(94.7)	(59.8)	(69.0)
Common stock repurchased plus cash dividends paid	(70.7)	(35.4)	(63.0)

Key Ratios
Sales growth (decline)	60.1%	(0.9)%	(3.1)%
Gross margin (2)	34.3	38.6	36.6
Selling, general, and administrative (1) (2)	30.1	26.1	25.9
Design and research (2)	2.8	2.9	3.0
Operating earnings (loss) (2)	1.0	9.4	(1.5)
Net earnings (decline) growth	(110.9)	1,387.9	(108.7)
After-tax return on net sales (3)	(0.5)	7.3	(0.6)
After-tax return on average assets (4)	(0.6)	8.7	(0.8)
After-tax return on average equity (5)	(1.7)	23.8	(2.0)

Share and Per Share Data
Earnings (loss) per share-diluted	$(0.37)	$2.94	$(0.15)
Cash dividends declared per share	0.75	0.56	0.63
Book value per share at year end (6)	18.83	14.58	11.10
Market price per share at year end	30.65	47.80	23.02
Weighted average shares outstanding-diluted	73.2	59.4	58.9

Financial Condition
Total assets	$4,514.0	$2,076.8	$2,067.0
Working capital (7)	440.5	430.0	459.9
Current ratio (8)	1.5	1.9	2.0
Interest-bearing debt and related swap agreements (9)	1,355.5	285.7	558.8
Stockholders' equity	1,427.1	860.5	652.4
Total capital (10)	2,782.6	1,146.2	1,211.2
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
                                         21

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
Executive Overview
MillerKnoll is a collective of dynamic brands that comes together to design the world we live in. From the spaces we make that help us live and work better, to how we manufacture our products, to the ways we solve challenges facing our customers and global community, design is our tool for creating positive impact. Our optimism leads us as we redefine modern for the 21st century, shaping a future that’s more sustainable, caring, and beautiful for all people and our planet.
In July 2021, the Company finalized the acquisition of Knoll, Inc. (“Knoll”) in a cash and stock transaction valued at approximately $1.8 billion. On November 1, 2021, Herman Miller, Inc. changed its name to MillerKnoll, Inc., and the company began trading on the Nasdaq Global Select Market under the symbol MLKN.
MillerKnoll's products are sold internationally through controlled subsidiaries or branches in various countries including the United Kingdom, Denmark, Italy, France, the Netherlands, Canada, Japan, Mexico, Australia, Singapore, China, Hong Kong, India, and Brazil. The Company’s products are sold in over 100 countries primarily through independent contract furniture dealers, direct customer sales, owned and independent retailers, direct-mail catalogs, and the Company’s eCommerce platforms.
The Company is globally positioned in terms of manufacturing operations. In North America, manufacturing operations are in Connecticut, Illinois, Georgia, New York, North Carolina, Michigan, Pennsylvania, Texas, and Wisconsin in the United States, as well as Toronto and Mexico City. In Europe, the Company's manufacturing presence is in the United Kingdom and Italy. Manufacturing operations globally also include facilities located in Brazil, Mexico, China, and India. The Company manufactures products using a system of lean manufacturing techniques collectively referred to as the MillerKnoll Performance System (MKPS). For its contract furniture business, MillerKnoll strives to maintain efficiencies and cost savings by minimizing the amount of inventory on hand. Accordingly, production is order-driven with direct materials and components purchased as needed to meet demand. These factors result in a high rate of inventory turns related to our manufactured inventories.
A key element of the Company's manufacturing strategy is to limit fixed production costs by sourcing component parts from strategic suppliers. This strategy has allowed the Company to increase the variable nature of its cost structure, while retaining proprietary control over those production processes that the Company believes provide a competitive advantage. As a result of this strategy, the Company's manufacturing operations are largely assembly-based .
A key element of the Company's growth strategy is to scale the Global Retail business through the Company's Design Within Reach ("DWR"), HAY, and Herman Miller retail operations. The Global Retail business provides a channel to bring MillerKnoll's iconic and design-centric products to retail customers, along with other proprietary and third-party products, with a focus on modern design. The Company continues to transform its Global Retail business through store expansion & fleet optimization, which will be complemented by continued focus on assortment expansion (including proprietary and exclusive products), the launch of new eCommerce sites and ongoing digital optimization of existing eCommerce sites and marketing programs.
The Company is comprised of various operating segments as defined by generally accepted accounting principles in the United States (U.S. GAAP). The operating segments are determined on the basis of how the Company internally reports and evaluates financial information used to make operating decisions. The Company has identified the following segments:
•Americas Contract — Includes the operations associated with the design, manufacture, and sale of furniture and textile products for work-related settings, including office, healthcare, and educational environments, throughout North America and South America. In addition to the Herman Miller brand, naughtone brand, and the DWR Contract business, this segment includes the operations associated with the design, manufacture, and sale of high-craft furniture products and textiles including Geiger wood products, Maharam textiles, and Herman Miller Healthcare.
•International Contract — Includes the operations associated with the design, manufacture, and sale of furniture products, primarily for work-related settings in Europe, the Middle East and Africa ("MEA") and Asia-Pacific including products from Colebrook Bosson Saunders (“CBS”), naughtone, and HAY.
                                         22

•Global Retail — Includes the operations associated with the sale of modern design furnishings and accessories direct to consumer sales through eCommerce, DWR stores and outlets, Herman Miller stores, and HAY stores, as well as to third-party retailers.
•Knoll — Includes the global operations associated with the design, manufacture, and sale of furniture products within the legacy Knoll brands, which includes Knoll, Datesweiser, Edelman Leather, Fully, Holly Hunt, KnollTextiles, Muuto, and Spinneybeck|FilzFelt.
The Company also reports a corporate category consisting primarily of unallocated corporate expenses related to general corporate functions, including, but not limited to, certain legal, executive, corporate finance, information technology, administrative, and acquisition-related costs.
Core Strengths
The Company relies on the following core strengths in delivering solutions to customers:
•Portfolio of Leading Brands and Products - MillerKnoll is a collective of globally recognized design brands known for working with some of the most well-known and respected designers in the world. Combined, the Company represents over 100 years of design research and exploration in service of humanity. Within the industries in which the Company operates, Herman Miller and Knoll, along with Colebrook Bosson Saunders, DatesWeiser, Design Within Reach, Edelman Leather, Fully, Geiger, HAY, Holly Hunt, Maars Living Walls, Maharam, Muuto, naughtone, and Spinneybeck|FilzFelt are acknowledged as leading brands that inspire architects and designers to create their best design solutions. This portfolio has enabled MillerKnoll to connect with new audiences, channels, geographies, and product categories. Leveraging the collective brand equity of MillerKnoll across the lines of business is an important element of the Company's business strategy.
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
•Operational Excellence - The Company was among the first in the industry to embrace the concepts of lean manufacturing. MKPS provides the foundation for all the Company's manufacturing operations. The Company is committed to continuously improving both product quality and production and operational efficiency. The Company believes these concepts hold significant promise for further gains in reliability, quality, and efficiency.
•Omni-ChannelReach - The Company has built a multi-channel distribution capability that it considers unique. Through contract furniture dealers, direct customer sales, retail stores and studios, eCommerce, and independent retailers, the Company serves contract and residential customers across a range of channels and geographies.
•Global Scale - In addition to its global omni-channel distribution capability, the Company has a global network of designers, suppliers, manufacturing operations, and research and development centers that position the Company to serve contract and residential customers globally. The Company believes that leveraging this global scale will be an important enabler to executing its strategy.
Channels of Distribution
The Company's products and services are offered to most of its customers under standard trade credit terms between 30 and 45 days. For all the items below, revenue is recognized when control transfers to the customer. The Company's products and services are sold through the following distribution channels:
•Independent Contract Furniture Dealers - Most of the Company's product sales are made to a network of independently owned and operated contract furniture dealerships doing business in many countries around the world. These dealers purchase the Company's products and distribute them to end customers. Many of these dealers also offer furniture-related services, including product installation.
                                         23

•Direct Contract Sales - The Company sells products and services directly to end customers without an intermediary (e.g., sales to the U.S. federal government). In most of these instances, the Company contracts separately with a dealer or third-party installation company to provide sales-related services.
•eCommerce - The Company sells products in its portfolio of brands across the globe, through localized Herman Miller, Knoll, DWR, HAY and Fully websites. These sites complement the Company’s existing methods of distribution and extend the Company's brands' reach for new and existing customers and clients.
•Wholesale – Through both the Global Retail and Knoll segments, certain of the Company's products are sold on a wholesale basis to third-party retailers located in various markets around the world.
•Retail Locations - As of May 28, 2022, the Company operated 70 retail studios (including 35 operating under the DWR brand, 7 under the HAY brand, 22 Herman Miller stores, 2 Muuto stores, 3 Knoll stores and a multi-brand Chicago store). The business also operates 3 outlet studios.
Challenges Ahead
Like all businesses, the Company is faced with a host of challenges and risks. The Company believes its core strengths and values, which provide the foundation for its strategic direction, have prepared the Company to respond to the inevitable challenges it will face in the future. While the Company is confident in its direction, it acknowledges the risks specific to our business and industry. Refer to Item 1A for discussion of certain of these risk factors and Item 7A for disclosures of market risk.
Areas of Strategic Focus
Our strategy is designed to harness the full potential of MillerKnoll while driving growth across all business segments, geographies, and customer groups and creating value for all our stakeholders. We will capitalize on global trends including hybrid and flexible work, consumers’ focus on investing in their homes, a focus on health and well-being, and an expectation of corporate social responsibility. Our strategy includes five key focus areas:
Bring MillerKnoll to Life
We are following a detailed and deliberate plan to bring the best of all our brands together to create MillerKnoll, enabling us to achieve our purpose of design for the good of humankind as we remake modern for the 21st century. Our priorities include establishing and building the MillerKnoll culture; delivering on our synergy commitments of $100 million in annual run-rate savings by the end of year two post-acquisition and $120 million in run-rate savings by the end of year three; successfully executing our integration plans and initiatives; cultivating and enabling a strong global dealer network; and establishing worldwide supply chain and manufacturing capabilities to effectively serve our customers across all our channels.
Build a Customer-Centric, Digitally Enabled Business Model
Building a customer-centric and digitally enabled business model is foundational to bringing MillerKnoll to life and encompasses both our internal technology foundation and our digital go-to-market capabilities. Our goals include integrating our MillerKnoll systems and processes, shifting to a simpler systems architecture, serving our customers around the world through global eCommerce capabilities, harnessing data to enable our teams to make effective and timely decisions, and accelerating global automation and manufacturing 4.0 initiatives to improve the employee experience and increase accuracy, quality, and performance. With the launch of our MillerKnoll dealer network in North America, we expanded access to our proprietary end-to-end digital solution that makes it easier for our dealers to respond to customer requests faster with differentiated solutions, and we’re looking forward to bringing this to our international cross-selling dealers later this year.
Accelerate Profitable Growth
We believe there is opportunity for meaningful growth in each of our business segments and MillerKnoll is uniquely positioned to capitalize on these opportunities given the breadth of our Contract and Global Retail businesses and product portfolios, global reach, and omni-channel distribution and fulfillment capabilities. To capitalize on the opportunity ahead, we will seek to lead the industry in product innovation and design excellence; fortify the flagship Knoll and Herman Miller brands while nurturing and growing each of the brands within MillerKnoll; position the Americas Contract business to lead; drive outsized growth in International Contract; and continue transforming our Global Retail business.
                                         24

Attract, Develop, and Retain World-Class Talent
In creating MillerKnoll, we created the most talented team in the industry. We are committed to nurturing this distinct competitive advantage and will create a premiere employee experience while continuing to invest in our people so they can do their best work every day. Our priorities include enabling a seamless MillerKnoll employee experience via a global Human Resources technology platform; delivering an externally competitive and internally equitable compensation and benefits program; growing internal capabilities through development opportunities for all career levels; and investing to make MillerKnoll an employer of choice around the world.
Reinforce Our Commitment to Our People, Our Planet, and Our Communities
Our legacy of corporate social responsibility is deeply ingrained in our culture and is shared across all our brands. We will continue to reinforce our commitment to our people, planet, and communities in integrated and deliberate ways. We intend to hold ourselves accountable for forward progress against our diversity, equity, and inclusion initiatives, building on the foundation of the 10 DEI actions we announced in 2020; progress on our 2030 sustainability goals, which we introduced in April 2022; be a force for good in our communities worldwide; and elevate our Better World commitments by developing common metrics and regularly sharing our progress internally and externally.
The Company believes its strategy continues to respond well to current and future realities in its markets. The Company's strategic priorities are aimed at creating a sustainable and diverse revenue model that puts the customer at the center of everything we do and leverages enabling digital capabilities to fully realize that vision.

                                         25

Business Overview
The following is a summary of the significant events and items impacting the Company's operations for the year ended May 28, 2022:
•On July 19, 2021, the Company completed the acquisition of Knoll, Inc. (“Knoll"), a leader in the design, manufacture, marketing, and sale of high-end furniture products and accessories for workplace and residential markets. The acquisition date fair value of the consideration transferred for Knoll was approximately $1,887.3 million, which was comprised of cash of $1,176.6 million and $710.7 million of Knoll stock that was converted into Company awards. The Company funded the acquisition through cash on-hand and debt proceeds. The Company ended the fiscal year with total debt of $1,427.9 million. The Company has included the financial results of Knoll in the consolidated financial statements from the date of acquisition.
•Net sales were $3,946.0 million, representing an increase of 60.1% when compared to the prior year. The increase in net sales was driven primarily by the consolidation of Knoll results from the date of acquisition of July 19, 2021, as well as from growth in the Americas Contract, Global Retail and International Contract segments. On an organic basis, net sales were $2,799.3 million(*), representing an increase of 13.6% when compared to the prior year.
•Gross margin was 34.3% as compared to 38.6% in the prior year. The change in gross margin was primarily driven by inflationary pressures on commodities, freight, and production costs; increased labor costs; and charges related to the purchase accounting effects of the Company's acquisition of Knoll. The decrease in margin was offset in part by price increases implemented at various points throughout the fiscal year.
•Operating expenses increased by $594.3 million or 82.7% as compared to the prior year. Operating expenses in fiscal year 2022 included $125 million of transaction and integration related costs associated with the Knoll acquisition and $51 million of charges related to the amortization of purchased intangible assets in the acquisition. After excluding the impact of purchase accounting amortization and the transaction and integration related costs, the addition of Knoll increased operating expenses by $348.4 million.
•The integration of the Knoll acquisition continues to progress as planned. We made good progress implementing cost synergies throughout the fiscal year, having achieved total annualized run-rate savings of $66 million by the end of the fourth quarter. This has us on track to deliver against our stated goal of achieving annualized cost synergies of $120 million within three years of closing.
•The effective tax rate was (130.1)% for fiscal 2022 compared to 21.2% for the prior year.
•Diluted earnings per share for the full year totaled a loss per share of $0.37 compared to an earnings per share of $2.94 last year. On an adjusted basis(*), diluted earnings per share totaled $1.92 in fiscal 2022 compared to $3.07 in fiscal 2021.
•The Company declared cash dividends of $0.75 per share compared to $0.56 per share in the prior year.
The following summary includes the Company's view on the economic environment in which it operates:
•The Company's Global Retail segment supports a range of furniture categories aimed at the home environment. Several of these categories, including Seating and Dining, Upholstery, Storage, Gaming, and Accessories saw a ramp-up in sales during fiscal 2022. The workspace category experienced a decline in sales volume within the Global Retail segment, driven by shifting consumer spending patterns.
•While customer demand was strong across segments throughout fiscal 2022, the Company’s results were impacted by global supply chain and labor shortages as well as inflationary pressures, especially steel, freight, fuel costs, and production labor. The Company took a variety of actions to offset the impact of these pressures, including price increases, supplier diversification, shifting production across manufacturing facilities, and hiring and retention initiatives to increase production staffing. These actions have helped mitigate some of the impact of these pressures. As of May 28, 2022 lead times on the majority of new orders have returned to near normal levels and staffing levels have stabilized. The Company is continuing to carefully monitor these macroeconomic indicators and will respond accordingly as circumstances warrant.
•The Company is monitoring the ongoing war in Ukraine. The Company stopped fulfilling orders in Russia and Belarus in compliance with economic sanctions from the United States, European Union, and the United Kingdom.
                                         26

•The Company continues to navigate the impact of global tariffs. The Company believes, based upon existing circumstances, that pricing, strategic sourcing actions and profit optimization initiatives have fully offset the current level of tariffs imposed on imports from China.
•The Company's financial performance is sensitive to changes in certain input costs, including steel and steel component parts. The market price of steel in the fourth quarter of fiscal 2022 was higher than the same period of the prior year and negatively impacted consolidated results on a year-over-year basis. The price of steel unfavorably impacted consolidated gross margin in the fourth quarter of fiscal 2022. However, ongoing cost reduction initiatives and price increases are expected to help offset these pressures over time.
The remaining sections of Item 7 include additional analysis of the fiscal year ended May 28, 2022, including discussion of significant variances compared to the prior year period. A detailed review of our fiscal 2021 performance compared to our fiscal 2020 performance is set forth in Part II, Item 7 of our Form 10-K for the fiscal year ended May 29, 2021.
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
Federal Contractor Vaccine Mandate
On September 9, 2021, President Biden signed Executive Order 14042, Ensuring Adequate COVID Safety Protocols for Federal Contractors (Order). The Order directs various executive departments and agencies to contractually obligate federal contractors and their subcontractors to comply with certain workplace safety standards concerning COVID-19. To implement the Order, the Safer Federal Workforce Task Force issued its COVID-19 Workplace Safety Guidance for federal contractors on September 24, 2021. Through a series of subsequent orders and memoranda, the Federal Acquisition Regulation Council and other federal agencies published their own instructions for implementation of the Order by federal contractors and their subcontractors. In December 2021, a federal court in Georgia enjoined requirements of the Order. Since then, other courts have entered similar injunctions. As such, the Order was not in effect as of the end of fiscal 2022.
MillerKnoll is a party to numerous federal government contracts. We took prompt and appropriate steps in preparation for compliance with the Order and are actively monitoring the status of the pending litigation related to the Order, as well as the impact of such challenges on our obligations under the mandate.
Customer Focus
We remain uniquely positioned to serve our customers through multiple channels with a comprehensive portfolio of products. As our customers develop their post-pandemic work plans, there is a notable shift to work being done from a number of places. We are an advocate that work can happen anywhere. The office is not going away; rather, it is a re-imagined purposeful space. We are taking a human-centered, people first approach to space. We are uniquely equipped with the expertise to help customers build healthy and inspirational spaces in their offices and home. We are committed to inclusive design and believe that a hybrid environment can deliver inclusive, flexible experiences.
Our focus and digital investments in our retail business continue to pay off as we meet customers where they are looking to do business with us. We have begun to offer products from MillerKnoll brands across multiple websites. Investments in our retail
                                         27

operations and systems are making it easier for customers to do business with us, we are introducing new and enhanced eCommerce sites globally, and social media and email marketing continue to drive conversion.
We also are continuing to invest in brick-and-mortar retail spaces that allow our customers to experience our products firsthand. Our global fleet of stores, studios, and showrooms continues to be a strong customer acquisition tool, bringing new customers to our brands around the world.
Manufacturing and Retail Operations
Current labor and supply chain constraints have put pressure on the ability of our manufacturing operations to increase capacity as order volume has increased; however, we are making strong progress towards returning to previous lead times and reliability across MillerKnoll.
Following new guidance from the CDC, our U.S.-based operations recently lifted all COVID-19 restrictions due to low community levels of spread. We are carefully monitoring and adapting to local guidance from government and health authorities in other regions around the world and will continue to adapt as conditions evolve.
Cost Reductions
In fiscal 2020, in response to the COVID-19 pandemic, the Company implemented a range of actions aimed at temporarily reducing costs and maintaining liquidity. These actions included voluntary and involuntary workforce reductions, a 10% reduction in cash compensation for a majority of the Company's salaried workforce and an additional 15% salary deferral of the Company's executive leadership team. Additionally the Company temporarily suspended the quarterly dividend payout and certain employer-paid retirement contributions, compensation increases and cash incentive bonus programs.
In fiscal 2021, the Company made the decision to move forward with several restorative actions. This included eliminating the 10% reduction in compensation, the introduction of a modified bonus program and re-establishing a quarterly cash dividend program. In addition, the Company reinstated the previously suspended employer-paid retirement plan contributions in the fourth quarter of fiscal 2021, and elected to make a catch-up contribution for the employer-paid retirement plan contributions that were suspended for a majority of fiscal 2021. The Company will continue to evaluate further ways to manage costs in line with business performance.
Change in Accounting Principle
In the fourth quarter of fiscal 2022, we elected to change our method of accounting for the cost of certain inventories within our Americas segment from the last-in, first-out method (“LIFO”) to first-in, first-out method (“FIFO”). With this change there are no longer any inventories accounted for under the LIFO method. We have retrospectively adjusted the Consolidated Financial Statements for all periods presented to reflect this change. See Note 1, Significant Accounting and Reporting Policies for the impact this retrospective change in the method of valuing inventories made on the Consolidated Balance Sheets for the periods presented.
Reconciliation of Non-GAAP Financial Measures
This presentation contains non-GAAP financial measures that are not in accordance with, nor an alternative to, generally accepted accounting principles (GAAP) and may be different from non-GAAP measures presented by other companies. These non-GAAP financial measures are not measurements of our financial performance under GAAP and should not be considered an alternative to the related GAAP measurement. These non-GAAP measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Our presentation of non-GAAP measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. We compensate for these limitations by providing equal prominence of our GAAP results. Reconciliations of these non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are provided in the financial tables included within this presentation. The Company believes these non-GAAP measures are useful for investors as they provide financial information on a more comparative basis for the periods presented.
The non-GAAP financial measures referenced within this presentation include: Adjusted Earnings per Share, Adjusted Operating Earnings (Loss), and Organic Growth (Decline).
Adjusted Earnings per Share represents reported diluted earnings per share excluding the impact from amortization of purchased intangibles, acquisition and integration charges, debt extinguishment charges, restructuring expenses, other special charges or gains and the related tax effect of these adjustments. These adjustments are described further below.
                                         28

Adjusted Operating Earnings (Loss) represents reported operating earnings plus acquisition and integration charges, amortization of purchased intangibles, restructuring expenses and other special charges or gains. These adjustments are described further below.
Organic Growth represents the change in sales and orders, excluding currency translation effects and the impact of acquisitions and divestitures.
•Amortization of purchased intangibles: Includes expenses associated with the amortization of inventory step-up and amortization of acquisition related intangibles acquired as part of the Knoll acquisition. The revenue generated by the associated intangible assets has not been excluded from the related non-GAAP financial measure. We exclude the impact of the amortization of purchased intangibles, including the fair value adjustment to inventory, as such non-cash amounts were significantly impacted by the size of the Knoll acquisition. Furthermore, we believe that this adjustment enables better comparison of our results as Amortization of Purchased Intangibles will not recur in future periods once such intangible assets have been fully amortized. Any future acquisitions may result in the amortization of additional intangible assets. Although we exclude the Amortization of Purchased Intangibles in these non-GAAP measures, we believe that it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation.
•Acquisition and integration charges: Includes costs related directly to the Knoll acquisition including legal, accounting and other professional fees as well as integration-related costs. Integration-related costs include severance, accelerated stock-based compensation expenses, asset impairment charges, and other cost reduction efforts or reorganization initiatives.
•Debt extinguishment charges: Includes expenses associated with the extinguishment of debt as part of financing the Knoll acquisition. We excluded these items from our non-GAAP measures because they relate to a specific transaction and are not reflective of our ongoing financial performance.
•Gain on sale of dealer: Includes the gain recorded on the divestiture of an owned dealership.
•Legal settlement gain: Includes the gain recorded on the settlement of a legal matter in fiscal 2021.
•Restructuring expenses: Include actions involving facilities consolidation and optimization, targeted workforce reductions, and costs associated with an early retirement program.
•Special charges: Includes certain costs arising as a direct result of the COVID-19 pandemic, and retroactive payments related to reinstated employee benefits made in the prior year. Retroactive payments related to reinstated employee benefits were an adjustment to Operating Earnings and Earnings Per Share in the fourth quarter of fiscal 2021, but not for the full year.
•Tax related items: We excluded the income tax benefit/provision effect of the tax related items from our non-GAAP measures because they are not associated with the tax expense on our ongoing operating results.
Tables below summarize select financial information, for the periods indicated, related to each of the Company’s reportable segments. The Americas Contract segment includes the operations associated with the design, manufacture, and sale of furniture products for work-related settings, including office, education, and healthcare environments, throughout the United States, Canada and Latin America. Americas Contract also includes the operations associated with the design, manufacture, and sale of high-craft furniture products and textiles including Geiger wood products, Maharam textiles, naughtone and Herman Miller Healthcare products. The International Contract segment includes the operations associated with the design, manufacture, and sale of furniture products, primarily for work-related settings, in the European, Middle East and Asia-Pacific geographic regions. The Global Retail segment includes the global operations associated with the sale of modern design furnishings and accessories to third party retail distributors, as well as direct to consumer sales through eCommerce and Design Within Reach, HAY, and Herman Miller retail stores and studios. The Knoll segment includes the global operations associated with the design, manufacture, and sale of furniture products within the Knoll constellation of brands. Corporate costs represent unallocated expenses related to general corporate functions, including, but not limited to, certain legal, executive, corporate finance, information technology, administrative and acquisition-related costs.
                                         29

The following table reconciles net sales to organic net sales for the years ended as indicated below (in millions):

	May 28, 2022
	Americas Contract	International Contract	Global Retail	Knoll	Intersegment Elimination	Total
Net sales, as reported	$1,444.9	$483.2	$856.8	$1,188.5	$(27.4)	$3,946.0
% change from PY	11.0%	21.0%	12.1%	N/A	N/A	60.1%

Adjustments
Acquisitions	—	—	—	(1,188.5)	27.4	(1,161.1)
Currency Translation Effects (1)	(1.0)	8.4	7.0	—	—	14.4
Organic net sales	$1,443.9	$491.6	$863.8	$—	$—	$2,799.3
% change from PY	11.1%	23.1%	13.0%	N/A	N/A	13.6%

	May 29, 2021
	Americas Contract	International Contract	Global Retail	Knoll	Intersegment Elimination	Total
Net sales, as reported	$1,301.3	$399.5	$764.3	$—	$—	$2,465.1

Adjustments
Acquisitions	—	—	—	—	—	—
Dealer Divestitures	(1.9)	—	—	—	—	(1.9)
Organic net sales	$1,299.4	$399.5	$764.3	$—	$—	$2,463.2
(1) Currency translation effects represent the estimated net impact of translating current period sales using the average exchange rates applicable to the comparable prior year period

The following table reconciles EPS to Adjusted EPS for the years ended as of indicated below:

	May 28, 2022	May 29, 2021
(Loss) Earnings per Share - Diluted	$(0.37)	$2.94

Add: Amortization of purchased intangibles	0.87	—
Add: Acquisition and integration charges	1.71	0.17
Add: Special Charges	(0.01)	0.02
Add: Restructuring Charges	—	0.03
Add: Debt extinguishment	0.18	—
Less: Gain on legal settlement	—	(0.08)
Less: Gain on sale of dealer	(0.03)	—
Tax impact on adjustments	(0.43)	(0.01)
Adjusted Earnings per Share - Diluted	$1.92	$3.07

Weighted Average Shares Outstanding (used for Calculating Adjusted Earnings per Share) – Diluted	73,160,212	59,389,598

                                         30

Financial Results
The following is a comparison of our annual results of operations and year-over-year percentage changes for the periods indicated:

(Dollars in millions)	Fiscal 2022	Fiscal 2021	% Change
Net sales	$3,946.0	$2,465.1	60.1%
Cost of sales	2,593.3	1,514.0	71.3%
Gross margin	1,352.7	951.1	42.2%
Operating expenses	1,312.9	718.6	82.7%
Operating earnings	39.8	232.5	(82.9)%
Other expenses, net	48.4	4.2	1,052.4%
(Loss) earnings before income taxes and equity income	(8.6)	228.3	(103.8)%
Income tax expense	11.1	48.3	(77.0)%
Equity income from nonconsolidated affiliates, net of tax	—	0.3	(100.0)%
Net (loss) earnings	(19.7)	180.3	(110.9)%
Net earnings attributable to redeemable noncontrolling interests	7.4	5.7	29.8
Net (loss) earnings attributable to MillerKnoll, Inc.	$(27.1)	$174.6	(115.5)%
The following table presents, for the periods indicated, the components of the Company's Consolidated Statements of Comprehensive Income as a percentage of Net sales:

	Fiscal 2022	Fiscal 2021
Net sales	100.0%	100.0%
Cost of sales	65.7	61.4
Gross margin	34.3	38.6
Operating expenses	33.3	29.2
Operating earnings	1.0	9.4
Other expenses, net	1.2	0.2
(Loss) earnings before income taxes and equity income	(0.2)	9.3
Income tax expense	0.3	2.0
Equity income from nonconsolidated affiliates, net of tax	—	—
Net (loss) earnings	(0.5)	7.3
Net earnings attributable to redeemable noncontrolling interests	0.2	0.2
Net (loss) earnings attributable to MillerKnoll, Inc.	(0.7)	7.1
                                         31

Net Sales
The following chart presents graphically the primary drivers of the year-over-year change in Net sales. The amounts presented in the bar graph are expressed in millions and have been rounded.
Net sales increased $1,480.9 million or 60.1% compared to the prior year fiscal period. The following items primarily contributed to the change:
•Increase of $1,161.1 million due to the acquisition of Knoll.
•List price increases, net of incremental discounting, of approximately $55 million.
•Increased sales volume within the Americas Contract segment of approximately $101 million, driven by continued improvement in the demand environment as organizations accelerated their return to the workplace.
•Increased sales volume within the International Contract segment of approximately $100 million, which was driven by growth from both local customers and global corporate accounts.
•Increased sales volume within the Global Retail segment of approximately $78 million, driven by investments made to strengthen operational foundations, efforts to drive new customer acquisition, and actions to increase sales channels, brands, price points, and overall assortment available for customers.
•Foreign currency translation had a negative impact on Net sales of approximately $14 million.

Gross Margin
Gross margin was 34.3% for fiscal 2022 as compared to 38.6% for fiscal 2021. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:
•Cost pressures from commodities, freight, and product distribution costs had a negative impact on gross margin of approximately 330 basis points.
•Increased labor costs, including the impact of benefits reinstated at the end of the last fiscal year, had a negative impact on margin of approximately 70 basis points.
•Amortization of purchased intangibles related to the Knoll acquisition had a negative impact on gross margin of approximately 30 basis points.
•Price increases offset by discounting helped offset some of these pressures by approximately 90 basis points.
                                         32

•Unfavorable channel and product mix contributed to the remaining decrease in gross margin. In the prior year, our business benefited from a relatively high mix of office seating sales as individuals purchased products for home office use during the pandemic. While we continue to realize strong demand for these products in our Retail segment, the mix of these products sold in the current fiscal year was not as high as in the comparable period.

                                         33

Operating Expenses
The following chart presents graphically the primary drivers of the year-over-year change in Operating expenses. The amounts presented in the bar graph are expressed in millions and have been rounded.

Change in Operating Expenses
Fiscal 2022 Compared to Fiscal 2021

$719
$349
$125
$51
$26
$18
$15
$10
$8
$(4)
$(4)
$1,313
FY21
Knoll Acquisition
Acquisition Charges
Amortization of Intangibles
Compensation and Benefits
Retail Store Expansion
Technology
Marketing and Selling
Product Development Costs
Foreign Currency
Other
FY22

Operating expenses increased by $594.3 million or 82.7% compared to the prior year fiscal period. The following factors contributed to the change:
•The acquisition of Knoll during the year had the following impact on operating expenses as compared to the prior year.
◦$125 million of acquisition and integration related charges, which include severance and related charges for employee separations, asset impairment charges and professional fees, and other incremental third-party expenses directly related to the transaction and subsequent integration.
◦$51 million of expenses related to the amortization of purchased intangibles from the Knoll acquisition.
◦Knoll operating expenses, excluding integration related costs incurred by Knoll and amortization of purchased intangibles, contributed $349 million to the increase as compared to the prior year.
•Compensation and benefit costs increased approximately $26 million as compared to the prior year due primarily to the return of certain employee benefits and compensation that were temporarily suspended during portions of the prior year to mitigate the financial impacts of the COVID-19 pandemic as well as from increases in variable-based compensation.
•An increase of $18 million related to the expansion of physical store locations within the Global Retail segment.
•Increased spending in technology and digital tools across the segments, representing an increase of $15 million.
•Increased marketing and selling costs of approximately $10 million, driven by both the Global Retail and Americas segments.
Other Income/Expense
Net other expenses for fiscal 2022 were $48.4 million compared to $4.2 million in fiscal 2021. Other income/expense in the twelve months ended May 28, 2022 included a loss on extinguishment of debt of approximately $13.4 million, which represented the premium on early debt redemption as well as an increase in interest expense of $23.8 million, related to higher levels of debt required to finance the acquisition of Knoll. The impact of net foreign currency transaction losses resulted in an increase in expense of $4.1 million. Each of these items contributed to the increased expense as compared to the same period in the prior year.
                                         34

Income Taxes
See Note 11 of the Consolidated Financial Statements for additional information.
                                             35

Operating Segments Results
The business is comprised of various operating segments as defined by U.S. GAAP. These operating segments are determined on the basis of how the Company internally reports and evaluates financial information used to make operating decisions. The segments identified by the Company include Americas Contract, International Contract, Global Retail, and Knoll. The Company also reports a “Corporate” category consisting primarily of unallocated expenses related to general corporate functions, including, but not limited to, certain legal, executive, corporate finance, information technology, administrative and acquisition-related costs. Effective as of May 30, 2021, the beginning of fiscal year 2022, the Company implemented an organizational change that resulted in a change in the reportable segments. The Company has recast historical results to reflect this change. For descriptions of each segment, refer to Note 14 of the Consolidated Financial Statements.
The charts below present the relative mix of net sales and operating earnings across each of the Company's segments. This is followed by a discussion of the Company's results, by segment.
                                             36

Americas Contract ("Americas")

(Dollars in millions)	Fiscal 2022	Fiscal 2021	Change
Net sales	$1,444.9	$1,301.3	$143.6
Gross margin	420.5	448.6	(28.1)
Gross margin %	29.1%	34.5%	(5.4)%
Operating earnings (loss)	44.5	93.6	(49.1)
Operating earnings %	3.1%	7.2%	(4.1)%
Net sales increased 11.0%, or 11.1%(*) on an organic basis, over the prior year due to:
•Increased sales volume of approximately $101 million, due primarily to increased demand as customers implemented return to workplace plans after reduced order volume during the COVID-19 pandemic; and
•The favorable impact of price increases, net of incremental discounting, of approximately $42 million and the favorable impact of foreign currency translation which increased sales by approximately $1 million.
Operating earnings decreased $49.1 million, or 52.5%, over the prior year due to:
•Decreased gross margin of $28.1 million due to a decrease in gross margin percentage of 540 basis points, offset in part by increased sales volumes. The decrease in gross margin percentage was due primarily to the impact of higher commodity, labor, freight, and product distribution costs; and
•Increased operating expenses of $21.0 million driven primarily by increased marketing and selling expenses of approximately $2 million, increased product development expenses of approximately $5 million, increased compensation and benefit expenses of $7 million, and increased expense from digital and technology programs of approximately $9 million.
International Contract ("International")

(Dollars in millions)	Fiscal 2022	Fiscal 2021	Change
Net sales	$483.2	$399.5	$83.7
Gross margin	157.5	135.9	21.6
Gross margin %	32.6%	34.0%	(1.4)%
Operating earnings	59.3	48.5	10.8
Operating earnings %	12.3%	12.1%	0.2%
Net sales increased 21.0%, or 23.1%(*) on an organic basis, over the prior year due to:
•Increased sales volume of approximately $100 million, driven by growth across all geographies within the segment; partially offset by
•Incremental discounting, which reduced sales by $8 million, and the impact of foreign currency translation, which reduced sales by approximately $8 million. The impact of discounting was driven by larger than average project sizes across the business, as well as increased sales volume, as a percentage of total mix, from geographies with generally higher levels of discounting.
Operating earnings increased $10.8 million, or 22.3%, compared to the prior year due to:
•Increased gross margin of $21.6 million due to the increase in sales explained above, offset in part by decreased gross margin percentage of 140 basis points due primarily to increased material, freight and distribution costs, increased levels of discounting, and the unfavorable impact from foreign currency translation; offset by
•Increased operating expenses of $10.8 million driven primarily by increased compensation and benefit costs as well as increased costs associated with product development.
                                             37

Global Retail

(Dollars in millions)	Fiscal 2022	Fiscal 2021	Change
Net sales	$856.8	$764.3	$92.5
Gross margin	373.0	366.6	6.4
Gross margin %	43.5%	48.0%	(4.5)%
Operating earnings (loss)	96.2	143.0	(46.8)
Operating earnings %	11.2%	18.7%	(7.5)%
Net sales increased 12.1% as reported and 13.0%(*) on an organic basis, over the prior year due to:
•Increased sales volumes of approximately $78 million which were driven primarily by broad growth across the brands and geographies within the segment; and
•Incremental price increases, net of discounting, of approximately $21 million; offset in part by
•The unfavorable impact of foreign currency translation, which decreased sales by approximately $7 million.
Operating earnings decreased $46.8 million over the prior year due to:
•Increased operating expenses of $53.2 million driven primarily by increased studio costs associated with the opening of new locations, increased compensation and benefit costs as certain compensation and benefits suspended in the prior year were returned and higher IT costs driven by increased investments within the Company's digital and eCommerce platforms; offset in part by
•Increased gross margin of $6.4 million due to the increase in sales explained above, offset in part by a decreased gross margin percentage of 450 basis points due primarily to the unfavorable impact of increased freight and product distribution costs, pressure from increased product material costs and unfavorable changes in product mix.
Knoll

(Dollars in millions)	Fiscal 2022	Fiscal 2021	Change
Net sales	$1,188.5	$—	$1,188.5
Gross margin	401.7	—	401.7
Gross margin %	33.8%	N/A	N/A
Operating (loss) earnings	(57.6)	—	(57.6)
Operating earnings %	(4.8)%	N/A	N/A
The Company acquired Knoll on July 19, 2021 and has consolidated the financial results of Knoll from the acquisition date through the period ended May 28, 2022. Knoll contributed $1,161.1 million (net of intersegment elimination) in sales for the year and $401.7 million of gross margin.
Knoll operating loss of $57.6 million for the fiscal year includes the following items:
•$63.4 million related to the impact of amortization of acquisition-related intangible assets; and
•$60.3 million related to integration related costs, which include severance and related charges for employee separations and asset impairment charges.
Corporate
Corporate unallocated expenses totaled $102.6 million for fiscal 2022, an increase of $50.0 million from fiscal 2021. The increase was driven primarily by $57.6 million of integration and transaction costs related to the Knoll acquisition, compared to $11.0 million of integration and transaction costs recorded in the prior year.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

                                             38

Liquidity and Capital Resources
The table below summarizes the net change in cash and cash equivalents for the fiscal years indicated.

	Fiscal Year Ended
(In millions)	2022	2021
Cash (used in) provided by:
Operating activities	$(11.9)	$332.3
Investing activities	(1,172.4)	(59.9)
Financing activities	1,039.9	(347.7)
Effect of exchange rate changes	(21.7)	17.7
Net change in cash and cash equivalents	$(166.1)	$(57.6)
Cash Flow — Operating Activities
Cash used in operating activities in fiscal 2022 was $11.9 million, as compared to cash provided of $332.3 million in the prior year. The change in cash from operating activities as compared to the prior year, was primarily due to:
•A decrease in net earnings of $201.7 million largely driven by acquisition and integration related charges of $124.5 million as well as cost pressures from commodities, labor, and freight and product distribution resulting in a lower gross margin percentage; and
•An increase in current assets primarily driven by an increase in accounts receivable of $92.4 million in fiscal 2022 compared to an increase of $14.8 million in fiscal 2021. The increase in accounts receivable is primarily due to timing and increase in sales at the end of fiscal 2022 compared to fiscal 2021;
•An increase of inventory of $166.4 million in fiscal 2022 compared to an increase of $10.4 million in fiscal 2021 due to increased order volumes from the end of fiscal 2021 as well as higher investments in retail inventories made in the current year due to extended supplier and delivery lead times;
•An increase in prepaid taxes of $21.6 million in fiscal 2022 driven by an expected tax benefit for the current year; and
•An increase in accounts payable of $51.5 million in fiscal 2022 compared to an increase of $43.2 million in fiscal 2021 which was a result of timing and increased inventory purchases in fiscal 2022 compared to fiscal 2021.
The increases above were offset by an increase of depreciation and amortization in fiscal 2022 of $40.0 million and $63.4 million, respectively, primarily related to assets purchased as part of the Knoll acquisition as well as an increase in stock based compensation of $22.4 million. The increase in stock based compensation included the impact of accelerated vesting for employee separations associated with the Knoll acquisition.
Cash Flow — Investing Activities
Cash used in investing activities in fiscal 2022 totaled $1,172.4 million compared to $59.9 million in the prior year. The increase in cash outflow in the current year, compared to the prior year, was primarily a result of the following:
•The acquisition of Knoll, which drove a cash outflow, net of cash acquired, of $1,088.5 million; and
•Capital expenditures for the current year were $94.7 million as compared to $59.8 million in the prior year.
These increases were offset by a cash inflow of $7.7 million from the liquidation of previously held short-term investments, as well as proceeds of $2.8 million from the sale of an owned dealership during fiscal year 2022.
At the end of the fiscal 2022, there were outstanding commitments for capital purchases of $53.6 million. The Company plans to fund these commitments with cash on hand and/or cash generated from operations. The Company expects capital spending in fiscal 2023 to be between $150 million and $160 million, which will be primarily related to investments in the Company's facilities and equipment, investments to achieve costs synergies related to the Knoll acquisition, and investments associated with achieving the Company's sustainability goals.
Cash Flow — Financing Activities
Cash provided from financing activities was $1,039.9 million in fiscal 2022 as compared to cash used in financing activities of $347.7 million in fiscal 2021. The increase in cash provided in the current year, compared to the prior year, was primarily due
                                             39

to net borrowings of $1,007.0 million from the credit agreement the Company entered into during Q1 and proceeds of $1,026.5 million on the Company's credit facility.
These increases were offset by:
•Payments of $63.4 million related to the extinguishment of the Company's former debt agreement;
•Payments of $13.1 million related to the Company's term loans;
•Payments of $838.5 million on the Company's credit facility compared to $265.0 million in the prior year;
•Dividends paid of $54.5 million in the current year compared to $34.5 million in the prior year; and
•Common stock repurchased of $16.2 million compared to $0.9 million in the prior year.
Sources of Liquidity
In addition to steps taken to protect its workforce and manage business operations, the Company has taken actions to safeguard its capital position in the current environment. The Company is closely managing spending levels, capital investments, and working capital.
In the fourth quarter of fiscal 2020, we temporarily suspended open market share repurchase activity as part of managing cash flows associated with uncertainty caused by the pandemic. Going forward, we are re-establishing our open market share repurchase program under our existing share repurchase authorization and may repurchase shares from time to time based on management’s evaluation of market conditions, share price and other factors.
At the end of fiscal 2022, the Company has access to liquidity through credit facilities, cash and cash equivalents and short-term investments. These sources have been summarized below. For additional information, refer to Note 6 to the Consolidated Financial Statements.

(In millions)	May 28, 2022	May 29, 2021
Cash and cash equivalents	$230.3	$396.4
Marketable securities	—	7.7
Availability under revolving lines of credit	296.6	265.2
Of the cash and cash equivalents noted above at the end of fiscal 2022, the Company had $218.5 million of cash and cash equivalents held outside the United States.
The Company’s revolving line of credit, which matures in July, 2026, provides the Company with up to $725 million in revolving variable interest borrowing capacity and allows the Company to borrow incremental amounts, at its option, subject to negotiated terms as outlined in the agreement. Outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, London Interbank Offered Rate ("LIBOR"), or negotiated terms as outlined in the agreement. See Note 6 for information on the replacement of LIBOR with the Secured Overnight Financing Rate ("SOFR") in our credit agreement.
As of May 28, 2022, the total debt outstanding related to borrowings under the syndicated revolving line of credit was $413.0 million with available borrowings against this facility of $296.6 million.
The Company intends to repatriate $111.1 million in cash held in certain foreign jurisdictions and as such has recorded a deferred tax liability related to foreign withholding taxes on these future dividends received in the U.S. from foreign subsidiaries of $8.3 million. A significant portion of this cash was previously taxed under the U.S. Tax Cut and Jobs Act (TCJA) one-time U.S. tax liability on undistributed foreign earnings. The Company intends to remain indefinitely reinvested in the remaining undistributed earnings outside the U.S., which was $331.3 million on May 28, 2022.
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
                                             40

Basis of Presentation
The Company's fiscal year ends on the Saturday closest to May 31. The fiscal years ended May 28, 2022, May 29, 2021 and May 30, 2020 contained 52 weeks.
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

	Payments due by fiscal year
(In millions)	Total	2023	2024-2025	2026-2027	Thereafter
Short-term borrowings and long-term debt (1)	$1,427.9	$29.4	$72.5	$735.5	$590.5
Estimated interest on debt obligations (1)	130.8	26.4	52.8	46.7	4.9
Operating leases	535.3	95.8	166.7	112.4	160.4
Purchase obligations	99.6	77.6	21.9	0.1	—
Pension and other post employment benefit plans funding (2)	12.6	12.0	0.2	0.1	0.3
Stockholder dividends (3)	14.8	14.8	—	—	—
Other (4)	7.5	0.8	1.5	1.3	3.9
Total	$2,228.5	$256.8	$315.6	$896.1	$760.0
(1) Includes the current portion of long-term debt. Contractual cash payments on long-term debt obligations are disclosed herein based on the amounts borrowed as of May 28, 2022 and the maturity date of the underlying debt. Estimated future interest payments on our outstanding interest-bearing debt obligations are based on interest rates as of May 28, 2022. Actual cash outflows may differ significantly due to changes in borrowings or interest rates.
(2) Pension plan funding commitments are known for a 12-month period for those plans that are funded; unfunded pension and post-retirement plan funding amounts are equal to the estimated benefit payments. As of May 28, 2022, the total projected benefit obligation for our domestic and international employee pension benefit plans was $257.1 million.
(3) Represents the dividend payable as of May 28, 2022. Future dividend payments are not considered contractual obligations until declared.
(4) Other contractual obligations primarily represent long-term commitments related to deferred and supplemental employee compensation benefits, and other post-employment benefits.
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
We believe that of our significant accounting policies, which are described in Note 1 of our consolidated financial statements, the following accounting policies and specific estimates involve a greater degree of judgment and complexity.
Business Combinations
Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to tangible and intangible assets acquired and liabilities assumed and pre-acquisition contingencies. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets.
We allocate the fair value of purchase consideration to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is allocated to goodwill. The allocation of the purchase consideration requires management to make significant estimates and assumptions, especially with respect to intangible assets. These estimates are reviewed with our advisors and can include, but are not limited to:
•future expected cash flows from acquired customer relationships and trade names,
•assumed royalty rates that could be payable if we did not own the trademarks, and
                                             41

•discount rates
Our estimates of fair value are based upon reasonable assumptions but are inherently uncertain and unpredictable, and as a result, actual results may differ from these estimates. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. During fiscal 2022 and fiscal 2020, management considered the acquisition of Knoll and HAY material acquisitions, respectively. There were no material acquisitions during fiscal 2021. See Note 3 to the Consolidated Financial Statements for more information.
Goodwill and Indefinite-lived Intangibles
We perform our annual impairment assessment for goodwill and other indefinite-lived intangible assets each year as of March 31 or more frequently if events or changes in circumstances indicate an impairment might be possible. We may consider qualitative factors to assess if it is more likely than not that the fair value for goodwill or indefinite-lived intangible assets is below the carrying amount. We may also elect to bypass the qualitative assessment and perform a quantitative assessment.
When the Company performs a quantitative assessment, the Company makes estimates about fair value by using a weighting of the income and the market approach. The income approach is based on projected discounted cash flows using a market participant discount rate. The market approach is based on financial multiples of companies comparable to each reporting unit and applies a control premium. We corroborate the fair value through a market capitalization reconciliation to determine if the implied control premium is reasonable based on the qualitative considerations, such as recent market transactions.
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
Goodwill
Certain business acquisitions have resulted in the recording of goodwill. At May 28, 2022 and May 29, 2021, we had goodwill recorded within the Consolidated Balance Sheets of $1,226.2 million and $364.2 million, respectively.
Each of the reporting units were reviewed for impairment using a qualitative assessment as of March 31, 2022. The Company elected to test each reporting unit qualitatively, as is permitted under ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, as the Company concluded it to be more likely than not that their estimated fair values are greater than their respective carrying values. In fiscal 2020, the Company recorded $125.5 million in goodwill impairment charges related to both the Global Retail and Maharam reporting units. No impairment charges were recorded in fiscal 2021 or 2022.
In years where a quantitative assessment is performed, the Company utilizes a weighting of the income approach and the market method to estimate the fair value of each reporting unit. These approaches are based on a discounted cash flow analysis and observable comparable company information that use several inputs, including:
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

                                             42

Indefinite-lived Intangible Assets
Certain business acquisitions have resulted in the recording of trade names as indefinite-lived intangible assets, which are not amortized. At May 28, 2022 and May 29, 2021, we had trade name assets with a carrying value of $501.0 million and $97.6 million, respectively.
The Company evaluates indefinite-lived trade name intangible assets for impairment annually. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date. During fiscal 2020, the Company adjusted the carrying value of all its trade names to fair value, and as a result recognized $53.3 million in non-cash impairment charges on its indefinite-lived trade names. No impairment charges were recorded in fiscal 2021 or 2022.
In fiscal 2022, the Company performed a qualitative assessment to test indefinite-lived intangible assets for impairment for all trade names with the exception of the Company's HAY trade name. A quantitative assessment was performed for the HAY trade name to test the indefinite-lived intangible asset for impairment. Through the performance of this assessment management determined that the fair value of the HAY indefinite-lived trade name was 41% above its carrying value. In performing this quantitative assessment, we estimate the fair value of this intangible asset using the relief-from-royalty method which requires assumptions related to:
•forecasted revenue growth rates,
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
Long-lived Assets
The Company evaluates other long-lived assets and acquired business units for indicators of impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. If such indicators are present, the future undiscounted cash flows attributable to the asset group are compared to the carrying value of the asset or asset group. The judgments regarding the existence of impairment are based on market conditions, operational performance, and estimated future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded to adjust the asset to its estimated fair value. In fiscal 2022 the Company recorded a non-cash impairment charge of $15.5 million related to the discontinued use of a long-lived asset that was a direct result of integration activities associated with the Knoll acquisition. No impairment charges were recorded in fiscal 2021 for long-lived assets. During fiscal 2020, the Company adjusted the carrying value of certain right of use assets and other long-lived assets and recognized a non-cash impairment charge of $19.6 million.
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
Forward Looking Statements
This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to future events and anticipated results of operations, business strategies, the anticipated benefits of our 2021 acquisition of Knoll, the anticipated impact of the acquisition on the combined Company’s business and future financial and operating results, the expected amount and timing of synergies from the acquisition, and other aspects of our operations or operating results. These forward-looking statements generally can be identified by phrases such as “will,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates” or other words or phrases of similar import. It is uncertain whether any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do, what impact they will have on the results of operations and financial condition of
                                             43

MillerKnoll or the price of MillerKnoll’s stock. These forward-looking statements involve certain risks and uncertainties, many of which are beyond MillerKnoll’s control, that could cause actual results to differ materially from those indicated in such forward-looking statements, including but not limited to: the impact of public health crises, such as pandemics (including COVID-19) and epidemics, and any related company or government policies and actions to protect the health and safety of individuals or government policies or actions to maintain the functioning of national or global economies and markets; challenges related to supply chain disruptions and fluctuations in the cost of raw materials, labor, and other production inputs; risks related to the additional debt incurred in connection with our acquisition of Knoll and our ability to comply with our debt covenants and obligations; the risk that the anticipated benefits of the acquisition will be more costly to realize than expected; the effect of the announcement of the acquisition on the ability of MillerKnoll to retain and hire key personnel and maintain relationships with customers, suppliers and others with whom MillerKnoll does business, or on MillerKnoll’s operating results and business generally; the ability to successfully integrate Knoll’s operations; the ability of MillerKnoll to implement its plans, forecasts and other expectations with respect to MillerKnoll’s business after the completion of the acquisition and realize expected synergies; business disruption following the acquisition; general economic conditions; the availability and pricing of raw materials; the financial strength of our dealers and the financial strength of our customers; the success of newly-introduced products; the pace and level of government procurement; and the outcome of pending litigation or governmental audits or investigations. For additional information about other factors that could cause actual results to differ materially from those described in the forward-looking statements, please refer to MillerKnoll’s periodic reports and other filings with the SEC, including the risk factors identified in this report. The forward-looking statements included in this report are made only as of the date hereof. MillerKnoll does not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances, except as required by law.
                                             44

Item 7A Quantitative and Qualitative Disclosures About Market Risk
The Company manufactures, markets, and sells its products throughout the world and, as a result, is subject to changing economic conditions, which could reduce the demand for its products.
Direct Material Costs
The Company is exposed to risks arising from price changes for certain direct materials and assembly components used in its operations. The largest of such costs incurred by the Company are for steel, plastics, textiles, wood particleboard and aluminum components. The impact from changes in all commodity prices increased the Company's costs by approximately $55.3 million during fiscal 2022 compared to the prior year. The impact from changes in commodity prices lowered the Company's costs by approximately $0.9 million during fiscal 2021 as compared to fiscal 2020. Note that these changes include the impact of Chinese tariffs on the Company's direct material costs.
The market prices for commodities will fluctuate over time and the Company acknowledges that such changes are likely to impact its costs for key direct materials and assembly components. Consequently, it views the prospect of such changes as an outlook risk to the business.
Shortages and disruption in the steel industry as a result of the COVID-19 pandemic negatively impacted the availability of steel. While this reduction in availability has not had a significant impact on our ability to produce and deliver products to our customers, it has negatively impacted the cost of procuring steel. Significant increases in raw materials can be difficult to offset with price increases due to existing contractual agreements with customers as well as difficulty finding effective financial instruments to hedge these changes. In the short term, our gross margin has been and is expected to be negatively impacted by significant increases in these costs. Our profitability could be negatively impacted in the long term if we are not able to pass along these higher raw material costs to our customers.
Foreign Exchange Risk
The Company primarily manufactures its products in the United States, United Kingdom, Canada, China, Italy, India, Mexico and Brazil. It also sources completed products and product components from outside the United States. The Company's completed products are sold in numerous countries around the world. Sales in foreign countries as well as certain expenses related to those sales are transacted in currencies other than the Company's reporting currency, the U.S. dollar. Accordingly, production costs and profit margins related to these sales are affected by the currency exchange relationship between the countries where the sales take place and the countries where the products are sourced or manufactured. These currency exchange relationships can also impact the Company's competitive positions within these markets.
In the normal course of business, the Company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the Company conducts its business are the British pound sterling, euro, Canadian dollar, Japanese yen, Mexican peso, Hong Kong dollar, Chinese renminbi, and the Danish krone. As of May 28, 2022, the Company had outstanding 22 forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies.
                                             45

(In millions, except number of forward contracts)
Net Asset Exposure
Currency	Number of Forward Contracts	Net Exposure
USD	6	39.2
EUR	4	66.6
NOK	1	14.0
SEK	1	23.4
GBP	1	1.7
ZAR	1	19.4

Net Liability Exposure
Currency	Number of Forward Contracts	Net Exposure
USD	6	14.9
CAD	2	15.9
GBP	1	41.5
As of May 29, 2021, the Company had outstanding, 16 forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies.

(In millions, except number of forward contracts)
Net Asset Exposure
Currency	Number of Forward Contracts	Net Exposure
USD	7	58.8
EUR	3	44.3
NOK	1	10.0
SEK	1	17.5
GBP	1	2.0

Net Liability Exposure
Currency	Number of Forward Contracts	Net Exposure
USD	2	3.1
CAD	1	1.9
The cost of the foreign currency hedges and remeasuring all foreign currency transactions into the appropriate functional currency resulted in a net gain of $3.3 million in fiscal 2022 in contrast to net gain of $0.8 million in fiscal 2021 included in net earnings. These amounts are included in Other expense (income), net in the Consolidated Statements of Comprehensive Income. Additionally, the cumulative effect of translating the balance sheet and income statement accounts from the functional currency into the United States dollar decreased the accumulated comprehensive loss component of total stockholders' equity by $90.0 million compared to an increase of $52.1 million as of the end of fiscal 2022 and 2021, respectively.
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
                                             46

In September 2016, the Company entered into an interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $150.0 million with a forward start date of January 3, 2018 and a termination date of January 3, 2028. As a result of the transaction, the Company effectively converted indebtedness anticipated to be borrowed on the Company’s revolving line of credit up to the notional amount from a LIBOR-based floating interest rate plus applicable margin to a 1.949% fixed interest rate plus applicable margin under the agreement as of the forward start date. See Note 6 for information on the replacement of LIBOR with SOFR in our credit agreement.
In June 2017, the Company entered into an additional interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $75.0 million with a forward start date of January 3, 2018 and a termination date of January 3, 2028. As a result of the transaction, the Company effectively converted its revolving line of credit up to the notional amount from a LIBOR-based floating interest rate plus applicable margin to a 2.387% fixed interest rate plus applicable margin under the agreement as of the forward start date.
In January, 2022, the Company entered into a third interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $575.0 million with a forward start date of January 31, 2022 and a maturity date of January 29, 2027. The interest rate swap locked in the Company’s interest rate on forecasted outstanding borrowings of the Company. The Company effectively will convert LIBOR-based floating interest rate plus applicable margin indebtedness to a 1.689% fixed interest rate plus applicable margin under the agreement as of the forward start date.
The fair market value of the effective interest rate swap instruments was a net asset of $31.9 million at May 28, 2022 compared to a net liability of $14.4 million at May 29, 2021. All cash flows related to the Company's interest rate swap instruments are denominated in U.S. Dollars. For further information, refer to Note 6 and Note 12 of the Consolidated Financial Statements.
Expected cash outflows (notional amounts) over the next five years and thereafter related to debt instruments are as follows.

(In millions)	2023	2024	2025	2026	2027	Thereafter	Total(1)
Long-Term Debt Instruments:
Interest rate 1.689%(2)	$—	$—	$—	$—	$575.0	$—	$575.0
Interest rate 1.949%(2)	$—	$—	$—	$—	$150.0	$—	$150.0
Interest rate 2.387%(2)	$—	$—	$—	$—	$75.0	$—	$75.0
(1) Amount does not include the recorded fair value of the swap instruments.
(2) The Company's revolving credit facility and Term Loans have a variable interest rate, but due to the interest rate swaps, the rate on $150.0 million, $75.0 million and $575.0 million will be fixed at 1.689%, 1.949% and 2.387%, respectively.
                                             47

Item 8 Financial Statements and Supplementary Data
MillerKnoll, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended
(In millions, except per share data)	May 28, 2022	May 29, 2021	May 30, 2020
Net sales	$3,946.0	$2,465.1	$2,486.6
Cost of sales	2,593.3	1,514.0	1,575.4
Gross margin	1,352.7	951.1	911.2
Operating expenses:
Selling, general and administrative	1,204.2	643.8	643.3
Impairment charges	—	—	205.4
Restructuring expenses	—	2.7	26.4
Design and research	108.7	72.1	74.0
Total operating expenses	1,312.9	718.6	949.1
Operating earnings (loss)	39.8	232.5	(37.9)
Gain on consolidation of equity method investments	—	—	36.2
Interest expense	37.8	13.9	12.5
Interest and other investment income	(1.6)	(2.1)	(2.3)
Other expense (income), net	12.2	(7.6)	1.0
(Loss) earnings before income taxes and equity income	(8.6)	228.3	(12.9)
Income tax expense	11.1	48.3	6.1
Equity earnings from nonconsolidated affiliates, net of tax	—	0.3	5.0
Net (loss) earnings	(19.7)	180.3	(14.0)
Net earnings (loss) attributable to redeemable noncontrolling interests	7.4	5.7	(5.3)
Net (loss) earnings attributable to MillerKnoll, Inc.	$(27.1)	$174.6	$(8.7)

(Loss) earnings per share — basic	$(0.37)	$2.96	$(0.15)
(Loss) earnings per share — diluted	(0.37)	2.94	(0.15)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(90.0)	52.1	(7.7)
Pension and post-retirement liability adjustments	13.5	8.8	(14.2)
Unrealized gains (losses) on interest rate swap agreement	34.5	8.1	(18.0)
Unrealized holding (losses) gains on securities	—	(0.1)	0.1
Total other comprehensive (loss) income, net of tax	(42.0)	68.9	(39.8)
Comprehensive (loss) income	(61.7)	249.2	(53.8)
Comprehensive income (loss) attributable to redeemable noncontrolling interests	4.4	5.7	(5.3)
Comprehensive (loss) income attributable to MillerKnoll, Inc.	$(66.1)	$243.5	$(48.5)
                                             48

MillerKnoll, Inc.
Consolidated Balance Sheets

(In millions, except share and per share data)	May 28, 2022	May 29, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$230.3	$396.4
Short-term investments	—	7.7
Accounts receivable, net of allowances of $12.2 and $5.5	348.9	204.7
Unbilled accounts receivable	32.0	16.4
Inventories, net	587.3	228.6
Prepaid expenses	112.1	45.1
Other current assets	7.3	7.6
Total current assets	1,317.9	906.5
Property and equipment, net of accumulated depreciation of $928.2 and $832.5	581.5	327.2
Right of use assets	425.8	214.7
Goodwill	1,226.2	364.2
Indefinite-lived intangibles	501.0	97.6
Other amortizable intangibles, net of accumulated amortization of $134.7 and $68.6	362.4	105.2
Other noncurrent assets	99.2	61.4
Total Assets	$4,514.0	$2,076.8

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$355.1	$178.4
Short-term borrowings and current portion of long-term debt	29.3	2.2
Accrued compensation and benefits	128.6	90.2
Short-term lease liability	79.9	44.8
Accrued warranty	18.8	14.5
Customer deposits	125.3	43.1
Other accrued liabilities	140.4	103.3
Total current liabilities	877.4	476.5
Long-term debt	1,379.2	274.9
Pension and post-retirement benefits	25.0	34.5
Lease liabilities	398.2	221.1
Other liabilities	300.2	132.3
Total Liabilities	2,980.0	1,139.3
Redeemable noncontrolling interests	106.9	77.0
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 75,824,241 and 59,029,165 shares issued and outstanding in 2022 and 2021, respectively)	15.2	11.8
Additional paid-in capital	825.7	94.7
Retained earnings	693.3	819.3
Accumulated other comprehensive loss	(107.1)	(65.1)
Deferred compensation plan	—	(0.2)
Total Stockholders' Equity	1,427.1	860.5
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders' Equity	$4,514.0	$2,076.8
                                             49

MillerKnoll, Inc.
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation Plan	MillerKnoll, Inc. Stockholders' Equity
(In millions, except share and per share data)	Shares	Amount
June 1, 2019	58,794,148	$11.7	$89.8	$721.7	$(94.2)	$(0.8)	$728.2
Net loss	—	—	—	(8.7)	—	—	(8.7)
Other comprehensive loss	—	—	—	—	(39.8)	—	(39.8)
Stock-based compensation expense	—	—	2.7	—	—	—	2.7
Exercise of stock options	423,815	0.2	13.3	—	—	—	13.5
Restricted and performance stock units released	138,590	—	0.2	—	—	—	0.2
Employee stock purchase plan issuances	70,145	—	2.1	—	—	—	2.1
Repurchase and retirement of common stock	(641,192)	(0.1)	(26.5)	—	—	—	(26.6)
Directors' fees	7,769	—	0.3	—	—	—	0.3
Deferred compensation plan	—	—	(0.3)	—	—	0.5	0.2
Dividends declared ($0.63 per share)	—	—	—	(37.5)	—	—	(37.5)
Cumulative effect of accounting changes	—	—	—	17.8	—	—	17.8
May 30, 2020	58,793,275	$11.8	$81.6	$693.3	$(134.0)	$(0.3)	$652.4
Net earnings	—	—	—	174.6	—	—	174.6
Other comprehensive income	—	—	—	—	68.9	—	68.9
Stock-based compensation expense	—	—	9.0	—	—	—	9.0
Exercise of stock options	86,238	—	2.6	—	—	—	2.6
Restricted and performance stock units released	114,103	—	0.2	—	—	—	0.2
Employee stock purchase plan issuances	71,468	—	2.1	—	—	—	2.1
Repurchase and retirement of common stock	(38,932)	—	(0.9)	—	—	—	(0.9)
Directors' fees	3,013	—	0.1	—	—	—	0.1
Deferred compensation plan	—	—	—	—	—	0.1	0.1
Dividends declared ($0.56 per share)	—	—	—	(33.4)	—	—	(33.4)
Redemption value adjustment	—	—	—	(15.0)	—	—	(15.0)
Other	—	—	—	(0.2)	—	—	(0.2)
May 29, 2021	59,029,165	$11.8	$94.7	$819.3	$(65.1)	$(0.2)	$860.5
Net loss	—	—	—	(27.1)	—	—	(27.1)
Other comprehensive loss	—	—	—	—	(42.0)	—	(42.0)
Stock-based compensation expense	—	—	31.4	—	—	—	31.4
Restricted stock issuance	611,452	0.1	(0.1)	—	—	—	—
Exercise of stock options	116,178	0.1	3.3	—	—	—	3.4
Restricted and performance stock units released	503,687	0.1	(0.1)	—	—	—	—
Employee stock purchase plan issuances	87,562	—	2.8	—	—	—	2.8
Repurchase and retirement of common stock	(390,979)	(0.1)	(16.1)	—	—	—	(16.2)
Directors' fees direct issuance	23,255	—	0.9	—	—	—	0.9
Director's fees deferred restricted stock units	—	—	0.6	—	—	—	0.6
Deferred compensation plan	—	—	—	—	—	0.2	0.2
Shares issued for the Acquisition of Knoll	15,843,921	3.2	685.1	—	—	—	688.3
Pre-combination expense from Knoll rollover	—	—	22.4	—	—	—	22.4
NCI Adjustment	—	—	0.5	—	—	—	0.5
NCI Valuation	—	—	—	(41.6)	—	—	(41.6)
Restricted stock units dividend reinvestment	—	—	0.3	(0.3)	—	—	—
Dividends declared ($0.75 per share)	—	—	—	(57.0)	—	—	(57.0)
May 28, 2022	75,824,241	$15.2	$825.7	$693.3	$(107.1)	$—	$1,427.1
                                             50

MillerKnoll, Inc.
Consolidated Statements of Cash Flows

	Year Ended
(In millions)	May 28, 2022	May 29, 2021	May 30, 2020
Cash Flows from Operating Activities:
Net (loss) earnings	$(19.7)	$180.3	$(14.0)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation expense	112.0	72.0	68.1
Amortization expense	78.6	15.2	11.4
Earnings (loss) from nonconsolidated affiliates net of dividends received	0.8	(0.4)	(4.8)
Gain on consolidation of equity method investments	—	—	(36.2)
(Gain) loss on sales of property and dealers	(1.0)	—	—
Deferred taxes	(21.7)	7.1	(25.1)
Pension contributions	(5.0)	(5.4)	(0.9)
Pension and post-retirement expenses	(4.1)	3.0	1.6
Impairment charges	15.5	—	205.4
Loss on extinguishment of debt	13.4	—	—
Restructuring expenses	—	2.7	26.4
Stock-based compensation	31.4	9.0	2.7
Decrease (increase) in long-term assets	(1.6)	1.2	(4.7)
Increase in long-term liabilities	(2.1)	16.0	5.8
Changes in current assets and liabilities:
Decrease (increase) in accounts receivable & unbilled accounts receivable	(92.4)	(14.8)	68.6
Decrease (increase) in inventories	(166.4)	(10.4)	5.5
Increase in prepaid expenses and other	(39.6)	(3.9)	(2.2)
Increase (decrease) in accounts payable	51.5	43.2	(59.5)
Increase (decrease) in accrued liabilities	47.2	15.1	(32.0)
Other, net	(8.7)	2.4	5.7
Net Cash (Used in) Provided by Operating Activities	(11.9)	332.3	221.8

Cash Flows from Investing Activities:
Marketable securities purchases	—	(5.9)	(3.1)
Marketable securities sales	7.7	5.3	5.0
Capital expenditures	(94.7)	(59.8)	(69.0)
Proceeds from sales of property and dealers	2.8	14.0	0.2
Acquisitions, net of cash received	(1,088.5)	—	(111.2)
Equity investment in non-controlled entities	—	—	(3.3)
Other, net	0.3	(13.5)	13.3
Net Cash Used in Investing Activities	(1,172.4)	(59.9)	(168.1)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, net of discounts	1,007.0	—	50.0
Payments of deferred financing costs	(9.3)	—	—
Repayments of long-term debt	(63.1)	(50.0)	—
Proceeds from credit facility	1,026.5	—	265.0
Repayments of credit facility	(838.5)	(265.0)	—
Payment of make whole premium on debt	(13.4)	—	—
Dividends paid	(54.5)	(34.5)	(36.4)
Common stock issued	7.5	5.0	15.6
Common stock repurchased and retired	(16.2)	(0.9)	(26.6)
Distribution to noncontrolling interest	(6.8)	—	—
Purchase of redeemable noncontrolling interests	—	—	(20.3)
Other, net	0.7	(2.3)	(3.3)
Net Cash Provided by (Used in) Financing Activities	1,039.9	(347.7)	244.0
Effect of exchange rate changes on cash and cash equivalents	(21.7)	17.7	(2.9)
Net (Decrease) Increase In Cash and Cash Equivalents	(166.1)	(57.6)	294.8
Cash and cash equivalents, Beginning of Year	396.4	454.0	159.2
Cash and Cash Equivalents, End of Year	$230.3	$396.4	$454.0

                                             51

Other Cash Flow Information
Interest paid	$28.8	$12.5	$11.4
Income taxes paid, net of cash received	$36.9	$15.8	$39.6
                                             52

Notes to the Consolidated Financial Statements
                                             53

1. Significant Accounting and Reporting Policies
The following is a summary of significant accounting and reporting policies not reflected elsewhere in the accompanying financial statements.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of MillerKnoll, Inc. and its controlled domestic and foreign subsidiaries. The consolidated entities are collectively referred to as “the Company.” All intercompany accounts and transactions have been eliminated in the Consolidated Financial Statements.
Description of Business
The Company researches, designs, manufactures, sells and distributes interior furnishings for use in various environments including office, healthcare, educational and residential settings and provides related services that support companies all over the world. The Company's products are sold primarily through independent contract office furniture dealers, retail studios, the Company's eCommerce platforms, direct-mail catalogs, as well as direct customer sales and independent retailers.
On July 19, 2021 the Company acquired Knoll, Inc. ("Knoll") (See Note 3. "Acquisitions and Divestitures"). Knoll is a leading global manufacturer of commercial and residential furniture, accessories, lighting, and coverings. The Company has included the financial results of Knoll in the consolidated financial statements from the date of acquisition. On October 11, 2021, the Company's shareholders approved an amendment to our Restated Articles of Incorporation to change our corporate name from Herman Miller, Inc. to MillerKnoll, Inc. On November 1, 2021, the change in corporate name and ticker symbol to MLKN became effective.
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
Fiscal Year
The Company's fiscal year ends on the Saturday closest to May 31. The fiscal years ended May 28, 2022, May 29, 2021, and May 30, 2020 contained 52 weeks.
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
The financial statement impact of gains and losses resulting from remeasuring foreign currency transactions into the appropriate functional currency resulted in a net loss of $3.3 million, net gain of $0.8 million, and a net loss of $1.1 million for the fiscal years ended May 28, 2022, May 29, 2021, and May 30, 2020, respectively. These amounts are included in Other expense (income), net in the Consolidated Statements of Comprehensive Income.
Cash Equivalents
The Company holds cash equivalents as part of its cash management function. Cash equivalents include money market funds and time deposit investments with original maturities of less than three months. The carrying value of cash equivalents, which approximates fair value, totaled $43.1 million and $229.8 million as of May 28, 2022 and May 29, 2021, respectively. All cash equivalents are high-credit quality financial instruments and the amount of credit exposure to any one financial institution or instrument is limited.
Marketable Securities
The Company previously maintained a portfolio of marketable securities primarily comprised of mutual funds. These investments were liquidated during the year resulting in a cash in-flow of approximately $7.7 million.

                                             54

Allowances for Credit Losses
Allowances for credit losses related to accounts are managed at a level considered by management to be adequate to absorb an estimate of probable future losses existing at the balance sheet date.
In estimating probable losses, we review accounts based on known customer exposures, historical credit experience, and specific identification of other potentially uncollectible accounts. An accounts receivable balance is considered past due when payment is not received within the stated terms. Accounts that are considered to have higher credit risk are reviewed using information available about the debtor, such as financial statements, news reports and published credit ratings. General information regarding industry trends, the economic environment is also used.
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
Inventories
Prior to the fourth quarter of 2022, certain inventories within the United States were recorded at cost (not in excess of net realizable value) as determined by the last-in, first-out method (“LIFO”). Inventory valued under the LIFO method represented approximately 9% of consolidated inventories. During the fourth quarter of 2022, we changed our method of costing for these inventories from LIFO to the first-in, first-out (“FIFO”) method. This change in accounting principle is preferable because FIFO more closely resembles the physical flow of inventory being used in production and the change conforms all of the Company's consolidated inventory to be on either the FIFO or weighted average methods of accounting, including the newly acquired Knoll, Inc. inventory. The cumulative effect of the change was recorded in the opening June 1, 2019 retained earnings, which resulted in a net increase to total stockholders’ equity of $9.0 million. It also increased May 29, 2021 inventories, tax payable and deferred tax liabilities by $15.0 million, $1.1 million, and $3.0 million, respectively. The impact of this change in accounting principle on the Consolidated Financial Statements for each period presented is further explained in the Change in Accounting Principle section below.
Inventories are valued at the lower of cost or net realizable value and include material, labor and overhead. The Company establishes reserves for excess and obsolete inventory based on prevailing circumstances and judgment for consideration of current events, such as economic conditions, that may affect inventory. The reserve required to record inventory at lower of cost or net realizable value may be adjusted in response to changing conditions, however inventory cannot be subsequently written back up, since the reserve establishes a new (lower) cost basis. Further information on the Company's recorded inventory balances can be found in Note 4 of the Consolidated Financial Statements.
Goodwill and Indefinite-lived Intangible Assets
The changes in the carrying amount of goodwill, by reporting segment, are as follows:
                                             55

(In millions)	Americas Contract	International Contract	Global Retail	Knoll	Total
Balance as of May 30, 2020
Goodwill	$193.2	$31.6	$79.0	$—	$303.8
Acquisition of HAY and naughtone	35.0	53.6	80.0	—	168.6
Foreign currency translation adjustments	—	(0.7)	(0.2)	—	(0.9)
Impairment loss	(36.7)	—	(88.8)	—	(125.5)
Net goodwill as of May 30, 2020	$191.5	$84.5	$70.0	$—	$346.0

Balance as of May 29, 2021
Goodwill	$228.2	$84.5	$158.8	$—	$471.5
Foreign currency translation adjustments	5.7	6.8	5.7	—	18.2
Accumulated impairment losses	(36.7)	—	(88.8)	—	(125.5)
Net goodwill as of May 29, 2021	$197.2	$91.3	$75.7	$—	$364.2

Balance as of May 28, 2022
Goodwill	$233.9	$91.3	$164.5	$—	$489.7
Sale of owned dealer	(0.3)	—	—	—	(0.3)
Acquisition of Knoll	—	—	—	903.5	903.5
Foreign currency translation adjustments	(5.2)	(8.8)	(7.3)	(19.9)	(41.2)
Accumulated impairment losses	(36.7)	—	(88.8)	—	(125.5)
Balance as of May 28, 2022	$191.7	$82.5	$68.4	$883.6	$1,226.2

Other indefinite-lived assets included in the Consolidated Balance Sheets consist of the following:

(In millions)	Indefinite-lived Intangible Assets
Balance at May 30, 2020	$92.8
Foreign currency translation adjustments	4.8
Balance at May 29, 2021	$97.6
Foreign currency translation adjustments	(14.6)
Acquisition of Knoll	418.0
Balance at May 28, 2022	$501.0
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
Each of the reporting units were reviewed for impairment using a qualitative assessment as of March 31, 2022. The Company elected to test each reporting unit qualitatively, as is permitted under ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, as the Company concluded it to be more likely than not that their estimated fair values are greater than their respective carrying values.
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
                                             56

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
In fiscal 2022, the Company performed qualitative assessments in testing indefinite-lived intangible assets for impairment for all assets except the HAY trade name for which a quantitative assessment was performed. The carrying value of the Company's HAY trade name indefinite-lived intangible asset was $38.9 million as of March 31, 2022. The calculated fair value of the HAY trade name was $54.8 million which represents an excess fair value of $15.9 million or 41.0%. Based on the assessments performed, the Company concluded it to be more likely than not that that the estimated fair values for indefinite-lived intangibles are greater than their respective carrying values.
In completing our annual indefinite-lived trade name impairment test, the HAY fair value was estimated using a relief-from-royalty approach, applying market participant discount rate of 16.5% developed using a weighted average cost of capital analysis, a royalty rate of 2.5% and a long-term growth rate of 3.0%.
The table below summarizes the carrying values as of May 28, 2022, for each of the Company’s indefinite-lived trade names:

(In millions)
Trade name	Carrying Value
Maharam	$16.5
DWR	31.5
HAY	38.0
naughtone	5.8
Knoll Product	173.0
Knoll Channel	99.0
Muuto	88.2
Holly Hunt	26.0
Spinneybeck	23.0
Total	$501.0
During fiscal 2020, the Company recognized $205.4 million of impairment charges related to goodwill, indefinite-lived intangible assets and long-lived assets. These charges are included in "Impairment charges" within the Consolidated Statements of Comprehensive Income.
Property, Equipment and Depreciation
Property and equipment are stated at cost. The cost is depreciated over the estimated useful lives of the assets using the straight-line method. Estimated useful lives range from 3 to 10 years for machinery and equipment and do not exceed 40 years for buildings. Leasehold improvements are depreciated over the lesser of the lease term or the useful life of the asset. The Company capitalizes certain costs incurred in connection with the development, testing and installation of software for internal use and cloud computing arrangements. Software for internal use is included in property and equipment and is depreciated over an estimated useful life not exceeding 10 years. Depreciation and amortization expense is included in the Consolidated Statements of Comprehensive Income in the Cost of sales, Selling, general and administrative and Design and research line items.
The following table summarizes our property as of the dates indicated:
                                             57

(In millions)	May 28, 2022	May 29, 2021
Land and improvements	$54.4	$25.2
Buildings and improvements	377.2	286.1
Machinery and equipment	1,027.0	820.8
Construction in progress	51.1	27.6
Accumulated depreciation	(928.2)	(832.5)
Property and equipment, net	$581.5	$327.2
As of the end of fiscal 2022, outstanding commitments for future capital purchases approximated $53.6 million.
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

	May 28, 2022
(In millions)	Patent and Trademarks	Customer Relationships	Designs and Patterns	Backlog	Other	Total
Gross carrying value	$57.9	$355.8	$42.0	$29.8	$11.6	$497.1
Accumulated amortization	24.7	66.0	5.9	29.8	8.3	134.7
Net	$33.2	$289.8	$36.1	$—	$3.3	$362.4

	May 29, 2021
	Patent and Trademarks	Customer Relationships	Designs and Patterns	Backlog	Other	Total
Gross carrying value	$45.5	$113.0	$3.10	$2.80	$9.4	$173.8
Accumulated amortization	18.9	39.6	3.10	2.80	4.2	68.6
Net	$26.6	$73.4	$—	$—	$5.2	$105.2
The Company amortizes these assets over their remaining useful lives using the straight-line method over periods ranging from less than 1 year to 20 years, or on an accelerated basis, to reflect the expected realization of the economic benefits. It is estimated that the weighted-average remaining useful life of the patents and trademarks is approximately 6.7 and the weighted-average remaining useful life of the customer relationships is 10.5 years.
Estimated amortization expense on existing amortizable intangible assets as of May 28, 2022, for each of the succeeding five fiscal years, is as follows:

(In millions)
2023	$39.7
2024	38.6
2025	38.4
2026	38.4
2027	38.2
Self-Insurance
The Company is partially self-insured for general liability, workers' compensation and certain employee health and dental benefits under insurance arrangements that provide for third-party coverage of claims exceeding the Company's loss retention levels. The Company's health benefit and auto liability retention levels do not include an aggregate stop loss policy. The Company's retention levels designated within significant insurance arrangements as of May 28, 2022, are as follows:
                                             58

(In millions)	Retention Level (per occurrence)
General liability	$1.00
Auto liability	$1.00
Workers' compensation	$0.75
Health benefit	$0.50
The Company accrues for its self-insurance arrangements, as well as reserves for health, prescription drugs, and dental benefit exposures based on actuarial estimates, which are recorded in Other liabilities in the Consolidated Balance Sheets. The value of the liability as of May 28, 2022 and May 29, 2021 was $14.7 million and $12.3 million, respectively. The actuarial valuations are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as legal actions, medical costs, payment lag times and changes in actual experience could cause these estimates to change. The general, auto, and workers' compensation liabilities are managed through the Company's wholly-owned insurance captive.
Research, Development and Other Related Costs
Research, development, pre-production and start-up costs are expensed as incurred. Research and development ("R&D") costs consist of expenditures incurred during the course of planned research and investigation aimed at discovery of new knowledge useful in developing new products or processes. R&D costs also include the enhancement of existing products or production processes and the implementation of such through design, testing of product alternatives or construction of prototypes. R&D costs included in Design and research expense in the accompanying Consolidated Statements of Comprehensive Income are $71.1 million, $50.8 million and $54.3 million, in fiscal 2022, 2021, and 2020, respectively.
Royalty payments made to designers of the Company's products as the products are sold are variable costs based on product sales. These expenses totaled $37.6 million, $21.3 million and $19.7 million in fiscal years 2022, 2021 and 2020 respectively. They are included in Design and research expense in the accompanying Consolidated Statements of Comprehensive Income.
Customer Payments and Incentives
We offer various sales incentive programs to our customers, such as rebates and discounts. Programs such as rebates and discounts are adjustments to the selling price and are therefore characterized as a reduction to net sales.
Revenue Recognition
The Company recognizes revenue when performance obligations, based on the terms of customer contracts, are satisfied. This happens when control of goods and services based on the contract have been conveyed to the customer. Revenue for the sale of products is recognized at the point in time when control transfers, generally upon transfer of title and risk of loss to the customer. Revenue for services is recognized over time as the services are provided. The method of revenue recognition may vary, depending on the type of contract with the customer, as noted in the section "Disaggregated Revenue" in Note 2 of the Consolidated Financial Statements.
The Company's contracts with customers include master agreements and certain other forms of contracts, which do not reach the level of a performance obligation until a purchase order is received from a customer. At the point in time that a purchase order under a contract is received by the Company, the collective group of documents represent an enforceable contract between the Company and the customer. While certain customer contracts may have a duration of greater than a year, all purchase orders are less than a year in duration. As of May 28, 2022, all unfulfilled performance obligations are expected to be fulfilled in the next twelve months.
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
                                             59

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
Leases
The Company accounts for leases in accordance with ASC Topic 842, Leases, (“ASC 842”). For any new or modified lease, the Company, at the inception of the contract, determines whether a contract is or contains a lease. A lease exists when a contract conveys to the customer the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The Company records right-of use ("ROU") assets and lease obligations for its finance and operating leases, which are initially recognized based on the discounted future lease payments over the term of the lease. As the rate implicit in the Company's leases is not easily determinable, the Company’s applicable incremental borrowing rate is used in calculating the present value of the sum of the lease payments.
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
Variable lease costs associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease costs are presented as Operating expenses in the Company’s Consolidated Statements of Comprehensive Income in the same line item as the expense arising from fixed lease payments for operating leases.
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
ROU assets for operating leases are subject to the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment. The Company monitors for events or changes in circumstances that require a reassessment of a lease. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in profit or loss.
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
                                             60

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
Derivatives and Hedging
The Company calculates the fair value of financial instruments using quoted market prices whenever available. The Company utilizes derivatives to manage exposures to foreign currency exchange rates and interest rate risk. The fair values of all derivatives are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these instruments are reported within Other expense (income), net in the Consolidated Statements of Comprehensive Income, or Accumulated other comprehensive loss within the Consolidated Balance Sheets, depending on the use of the derivative and whether it qualifies for hedge accounting treatment.
                                             61

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
Recently Adopted Accounting Standards
On May 30, 2021, the Company adopted ASU No. 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." This update eliminates, adds and clarifies certain disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The eliminated disclosures include (a) the amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit costs over the next fiscal year and (b) the effects of a one percentage point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for post-retirement health care benefits. Additional disclosures include descriptions of significant gains and losses affecting the benefit obligation for the period. The adoption of this guidance did not have a material effect on our consolidated financial statements.
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
Recently Issued Accounting Standards Not Yet Adopted
The Company is currently evaluating the impact of adopting the following relevant standards issued by the FASB:

Standard		Description	Effective Date

2021-10	Government Assistance	This update requires disclosures to increase the transparency of transactions with governments accounted for by applying a grant or contribution accounting model by analogy, including the (1) types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity's financial statements. Early adoption is permitted. We are currently evaluating the effect the adoption of this ASU may have on our disclosures.	May 29, 2022
All other issued and not yet effective accounting standards are not relevant to the Company.
Change in Accounting Principle
As described above, in the fourth quarter of 2022, we elected to change our method of accounting for certain inventories within the United States from LIFO to FIFO. The tables below summarize the fiscal year 2022 financial results as if we had stayed on LIFO for the current year. We have retrospectively adjusted the Consolidated Financial Statements for all periods presented to reflect this change. As a result of the retrospective adjustment for the change in accounting principle, certain amounts in our Consolidated Statements of Comprehensive Income for the years ended May 28, 2022, May 29, 2021 and May 30, 2020 were adjusted as follows:
                                             62

(In millions, except per share data)	May 28, 2022
	If Reported using LIFO	Impact of change to FIFO	As Reported using FIFO
Cost of sales	$2,603.9	$(10.6)	$2,593.3
(Loss) earnings before income taxes	(19.2)	10.6	(8.6)
Income tax expense	8.9	2.2	11.1
Net (loss) earnings	(28.1)	8.4	(19.7)
Net (loss) earnings attributable to MillerKnoll, Inc.	(35.5)	8.4	(27.1)
(Loss) earnings per share - basic	(0.49)	0.12	(0.37)
(Loss) earnings per share - diluted	(0.49)	0.12	(0.37)

(In millions, except per share data)	May 29, 2021			May 30, 2020
	As Reported	Impact of change to FIFO	As Adjusted	As Reported	Impact of change to FIFO	As Adjusted
Cost of sales	$1,515.9	$(1.9)	$1,514.0	$1,575.9	$(0.5)	$1,575.4
Earnings (loss) before income taxes	226.4	1.9	228.3	(13.4)	0.5	(12.9)
Income tax expense	47.9	0.4	48.3	6.0	0.1	6.1
Net earnings (loss)	178.8	1.5	180.3	(14.4)	0.4	(14.0)
Net earnings (loss) attributable to MillerKnoll, Inc.	173.1	1.5	174.6	(9.1)	0.4	(8.7)
Earnings (loss) per share - basic	2.94	0.02	2.96	(0.15)	—	(0.15)
Earnings (loss) per share - diluted	2.92	0.02	2.94	(0.15)	—	(0.15)
The Consolidated Balance Sheets as of May 28, 2022 and May 29, 2021 were adjusted as follows:

(In millions)	May 28, 2022			May 29, 2021
	If Reported using LIFO	Impact of change to FIFO	As Reported using FIFO	As Reported	Impact of change to FIFO	As Adjusted
Inventories, net	$561.7	$25.6	$587.3	$213.6	$15.0	$228.6
Other liabilities	293.9	6.3	300.2	128.2	4.1	132.3
Retained earnings	674.0	19.3	693.3	808.4	10.9	819.3
The Consolidated Statements of Cash Flows for the years ended May 28, 2022, May 29, 2021 and May 30, 2020 were adjusted as follows:

(In millions)	May 28, 2022
	If Reported using LIFO	Impact of change to FIFO	As Reported using FIFO
Net (loss) earnings	$(28.1)	$8.4	$(19.7)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred taxes	(23.9)	2.2	(21.7)
Changes in current assets and liabilities:
(Decrease) increase in inventories	(177.0)	10.6	(166.4)
                                             63

(In millions)	May 29, 2021			May 30, 2020
	As Reported	Impact of change to FIFO	As Adjusted	As Reported	Impact of change to FIFO	As Adjusted
Net earnings (loss)	$178.8	$1.5	$180.3	$(14.4)	$0.4	$(14.0)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred taxes	6.7	0.4	7.1	(25.2)	0.1	(25.1)
Changes in current assets and liabilities:
(Decrease) increase in inventories	(8.5)	(1.9)	(10.4)	6.0	(0.5)	5.5
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
•Single Performance Obligations - these contracts are transacted with customers and include only the product performance obligation. Most commonly, these contracts represent master agreements with independent third party dealers in which a purchase order represents the customer contract, point of sale transactions through the Retail segment, as well as customer purchase orders within the Americas Contract and Knoll segments. For contracts that include a single performance obligation, the Company records revenue at the point in time when title and risk of loss has transferred to the customer.
•Multiple Performance Obligations - these contracts are transacted with customers and include more than one performance obligation; products, which are shipped to the customer by the Company, and installation and other services, which are primarily fulfilled by independent third-party dealers. For contracts that include multiple performance obligations, the Company records revenue for the product performance obligation at the point in time when control transfers, generally upon transfer of title and risk of loss to the customer. In most cases, the Company has concluded that it is the agent for the installation services performance obligation and as such, the revenue and costs of these services are recorded net within Net sales in the Company’s Consolidated Statements of Comprehensive Income.
In certain instances, entities owned by the Company, rather than independent third-party dealers, perform installation and other services. In these cases, Service revenue is generated by the Company’s entities that provide installation services, and is recognized by the Company over time as the services are provided. For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation based on relative standalone selling prices.
•Other - these contracts are comprised mainly of alliance fee arrangements, whereby the Company earns revenue for allowing other furniture sellers access to its dealer distribution channel, as well as other miscellaneous selling arrangements. Revenue from alliance contracts are recorded at the point in time in which the sale is made by other furniture sellers through the Company’s sales channel.
Revenue disaggregated by contract type has been provided in the table below:
                                             64

	Year Ended
(In millions)	May 28, 2022	May 29, 2021
Net sales:
Single performance obligation
Product revenue	$3,660.1	$2,180.5
Multiple performance obligations
Product revenue	265.3	265.8
Service revenue	8.6	9.6
Other	12.0	9.2
Total	$3,946.0	$2,465.1
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
Revenue disaggregated by product type and segment has been provided in the table below:
                                             65

	Year Ended
(In millions)	May 28, 2022	May 29, 2021
Americas Contract:
Workplace	$797.9	$738.3
Performance Seating	366.8	307.8
Lifestyle	154.8	127.2
Other(1)	125.4	128.0
Total Americas Contract	$1,444.9	$1,301.3

International Contract:
Workplace	$126.2	$106.3
Performance Seating	238.3	204.7
Lifestyle	108.2	82.4
Other(1)	10.5	6.1
Total International Contract	$483.2	$399.5

Global Retail:
Workplace	$13.1	$10.5
Performance Seating	243.0	265.8
Lifestyle	598.8	486.6
Other(1)	1.9	1.4
Total Global Retail	$856.8	$764.3

Knoll:
Workplace	$547.2	$—
Performance Seating	94.7	—
Lifestyle	452.2	—
Other(1)	94.4	—
Total Knoll	$1,188.5	$—

Intersegment Sales Elimination	$(27.4)	—

Total	$3,946.0	$2,465.1
In the current year, certain products were reclassified primarily within the Performance Seating and Lifestyle categories based on management’s internal reporting of the performance of these product lines. The prior year period has been restated to reflect these changes.
(1) "Other" primarily consists of uncategorized product sales and service sales.

Refer to Note 14 of the Consolidated Financial Statements for further information related to our segments.
Contract Assets and Contract Liabilities
The Company records contract assets and contract liabilities related to its revenue generating activities. Contract assets include certain receivables from customers that are unconditional as all performance obligations with respect to the contract with the customer have been completed. These amounts represent trade receivables and they are recorded within Accounts receivable, net in the Consolidated Balance Sheets.
Contract assets also include amounts that are conditional because certain performance obligations in contracts with customers are incomplete as of the balance sheet date. These contract assets generally arise due to contracts with customers that include multiple performance obligations, e.g., both the product that is shipped to the customer by the Company, as well as installation services provided by independent third-party dealers. For these contracts, the Company recognizes revenue upon satisfaction of the product performance obligation. These contract assets are included in Unbilled accounts receivable in the Consolidated Balance Sheets until all performance obligations in the contract with the customer have been satisfied.
Contract liabilities represent deposits made by customers before the satisfaction of performance obligation and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized. These customer deposits are included within Customer deposits in the Consolidated Balance Sheets. During the twelve months ended May 28, 2022, the Company
                                             66

recognized net sales of $89.5 million related to customer deposits that were included in the balance sheet as of May 29, 2021. The Company assumed a contract liability of $55.5 million related to the acquisition of Knoll, Inc on July 19, 2021.
3. Acquisitions and Divestitures
Knoll, Inc.
On July 19, 2021, the Company completed its previously announced acquisition of Knoll, a leader in the design, manufacture, marketing, and sale of high-end furniture products and accessories for workplace and residential markets. The Company has included the financial results of Knoll in the consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition, which included financial advisory, legal, proxy filing, regulatory and financing fees, were approximately $30.0 million for the twelve months ended May 28, 2022 and were recorded in general and administrative expenses.
Under the terms of the Agreement and Plan of Merger, each issued and outstanding share of Knoll common stock (excluding shares exercising dissenters rights, shares owned by Knoll as treasury stock, shares owned by the deal parties or their subsidiaries, or shares subject to Knoll restricted stock awards) was converted into a right to receive 0.32 shares of Herman Miller, Inc. (now MillerKnoll, Inc.) common stock and $11.00 in cash, without interest. The acquisition date fair value of the consideration transferred for Knoll was approximately $1,887.3 million, which consisted of the following (in millions, except share amounts):

	Knoll Shares	Herman Miller, Inc (now MillerKnoll, Inc.) Shares Exchanged	Fair Value
Cash Consideration:
Shares of Knoll Common Stock issued and outstanding at July 19, 2021	49,444,825		$543.9
Knoll equivalent shares for outstanding option awards, outstanding awards of restricted common stock held by non-employee directors and outstanding awards of performance units held by individuals who are former employees of Knoll and remain eligible to vest at July 19, 2021	184,857		1.4
Total number of Knoll shares for cash consideration	49,629,682

Shares of Knoll Preferred Stock issued and outstanding at July 19, 2021	169,165		254.4

Consideration for payment to settle Knoll's outstanding debt			376.9

Share Consideration:
Shares of Knoll Common Stock issued and outstanding at July 19, 2021	49,444,825
Knoll equivalent shares for outstanding awards of restricted common stock held by non-employee directors and outstanding awards of performance units held by individuals who are former employees of Knoll and remain eligible to vest at July 19, 2021	74,857
Total number of Knoll shares for share consideration	49,519,682	15,843,921	688.3

Replacement Share-Based Awards:
Outstanding awards of Knoll Restricted Stock and Performance units relating to Knoll Common Stock at July 19, 2021			22.4

Total acquisition date fair value of consideration transferred			$1,887.3

The aggregate cash paid in connection with the Knoll acquisition was $1,176.6 million. MillerKnoll funded the acquisition through cash on-hand and debt proceeds, as described in Note 6. Short-Term Borrowings and Long-Term Debt.
                                             67

Outstanding unvested restricted stock awards, performance stock awards, performance stock units, and restricted stock units with a preliminary estimated fair value of $53.4 million automatically converted into Company awards. Of the total fair value, $22.4 million was allocated to purchase consideration and $31.0 million was allocated to future services and will be expensed over the remaining service periods on a straight-line basis. Per the terms of the converted awards any qualifying termination within the twelve months subsequent to the acquisition will result in accelerated vesting and related recognition of expense.
The transaction was accounted for as a business combination which requires that assets and liabilities assumed be recognized at their fair value as of the acquisition date. The following table summarizes the fair value of assets acquired and liabilities assumed as of the date of acquisition:

(In millions)	Fair Value
Cash	$88.0
Accounts receivable	82.3
Inventories	219.9
Other current assets	29.2
Property and equipment	296.5
Right-of-use assets	202.7
Intangible assets	756.6
Goodwill	903.5
Other noncurrent assets	25.1
Total assets acquired	$2,603.8

Accounts payable	144.0
Other current liabilities	153.1
Lease liabilities	177.8
Other liabilities	241.6
Total liabilities assumed	716.5
Net Assets Acquired	$1,887.3
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill is primarily attributed to the assembled workforce of Knoll and anticipated operational synergies. Goodwill related to the acquisition was recorded within the Knoll segment at $903.5 million. Goodwill arising from the acquisition is not expected to be deductible for tax reporting purposes.
Certain measurement period adjustments were made during the twelve months ended May 28, 2022 to the preliminary fair values resulting in a net decrease to goodwill of $22.4 million primarily related to adjustments to the value of certain liabilities acquired and the fair value of intangible assets acquired. The allocation of purchase price was completed in the fourth quarter of fiscal year 2022.
The following table summarizes the acquired identified intangible assets, valuation method employed, useful lives and fair value, as determined by the Company as of the acquisition date:

(In millions)	Valuation Method	Useful Life (years)	Fair Value
Backlog	Multi-Period Excess Earnings	Less than 1 Year	$27.6
Trade name - indefinite lived	Relief from Royalty	Indefinite	418.0
Trade name - amortizing	Relief from Royalty	5-10 Years	14.0
Designs	Relief from Royalty	9-15 years	40.0
Customer Relationships	Multi-Period Excess Earnings	2-15 years	257.0
Total			$756.6
Revenue and Net Loss of Knoll included in the Company's Consolidated Statements of Comprehensive Income (Loss) from the acquisition date of July 19, 2021 through May 28, 2022 are as follows (in millions):

Total Revenue	$1,188.5
Net Loss	$(53.5)

                                             68

Unaudited Pro Forma Results of Operations
The results of Knoll's operations have been included in the Consolidated Financial Statements beginning on July 19, 2021. The following table provides pro forma results of operations for the twelve months ended May 28, 2022 and May 29, 2021, as if Knoll had been acquired as of May 31, 2020. The pro forma results include certain purchase accounting adjustments such as the estimated change in depreciation and amortization expense on the acquired tangible and intangible assets.The pro forma results also include the impact of incremental interest expense incurred to finance the merger. Transaction related costs, including debt extinguishment costs related to the transaction, have been eliminated from the pro forma amounts presented in both periods. Pro forma results do not include any anticipated cost savings from the integration of this acquisition. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated or that may result in the future.

	Twelve Months Ended
(In millions)	May 28, 2022	May 29, 2021
Net sales	$4,100.2	$3,586.6
Net earnings attributable to MillerKnoll, Inc.	$12.9	$115.8
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
The purchase of the remaining equity interest in naughtone was considered to be an acquisition achieved in stages, whereby the previously held equity interest was remeasured as of the naughtone Acquisition Date. The Company considered multiple factors in determining the fair value of the previously held equity method investment, including the price negotiated with the selling shareholder for the 47.5% equity interest in naughtone, an income valuation model (discounted cash flow) and current trading multiples for comparable companies. Based on this analysis, the Company recognized a non-taxable gain of approximately $30.0 million on the remeasurement of the previously held equity method investment of $20.5 million in fiscal 2020. The net gain has been recognized in Gain on consolidation of equity method investments within the Consolidated Statements of Comprehensive Income.
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
Goodwill related to the acquisition was recorded within the America's Contract and International Contract segments for $35.0 million and $22.5 million, respectively. Subsequent to the acquisition, the Company recognized an impairment charge of
                                             69

$2.5 million on the naughtone tradename in the fourth quarter of fiscal 2020 based on the results of the Company's annual indefinite-lived trade name impairment test.
Nine United Denmark A/S
On June 7, 2018, the Company acquired 33% of the outstanding equity of Nine United Denmark A/S, d/b/a HAY and subsequently renamed to HAY ApS ("HAY”), a Copenhagen, Denmark-based, design leader in furniture and ancillary furnishings for residential and contract markets in Europe and Asia. The Company acquired its 33% ownership interest in HAY for approximately $65.5 million in cash. The Company also acquired the rights to the HAY brand in North America under a long-term license agreement for approximately $4.8 million in cash. In the fiscal periods leading up to December 2, 2019 (“HAY Acquisition Date”), the date when the Company purchased an additional 34% equity voting interest in HAY, this licensing agreement was recorded as a definite life intangible asset and was being amortized over its 15-year useful life. This asset was also recorded within Other amortizable intangibles, net within the Consolidated Balance Sheets as of May 30, 2020.
On December 2, 2019, the Company obtained a controlling financial interest in HAY through the purchase of an additional 34% equity voting interest. The completion of the acquisition was intended to allow the Company to further promote growth and development of HAY's ancillary product lines and continue to support product innovation and sales growth. The Company previously accounted for its ownership interest in HAY as an equity method investment, but upon increasing its ownership to 67% on the HAY Acquisition Date, the Company consolidated the operations of HAY. Total consideration paid for HAY on the HAY Acquisition Date was $79.0 million, exclusive of HAY cash on hand. The Company funded the acquisition with cash and cash equivalents.
The previously mentioned HAY long-term licensing agreement was deemed to be a contractual preexisting relationship. As a result of the business combination, the Company recorded this arrangement at its HAY Acquisition Date fair value, which resulted in an increase in goodwill of $10.0 million and a net gain of $5.9 million, which was recorded within Gain on consolidation of equity method investments within the Consolidated Statements of Comprehensive Income. The goodwill was recorded within the Company’s Global Retail segment.
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
The purchase of the additional equity interest in HAY was considered to be an acquisition achieved in stages, whereby the previously held equity interest was remeasured as of the HAY Acquisition Date. The Company considered multiple factors in determining the fair value of the previously held equity method investment, including the price negotiated with the selling shareholder for the 34% equity interest in HAY, an income valuation model (discounted cash flow) and current trading multiples for comparable companies. Based on this analysis, the Company recognized a non-taxable gain of approximately $0.3 million on the remeasurement of the previously held equity method investment of $67.8 million in the third quarter of fiscal 2020. The net gain has been recognized in Gain on consolidation of equity method investments within the Consolidated Statements of Comprehensive Income.
The following table summarizes the acquired identified intangible assets, valuation method employed, useful lives and fair value, as determined by the Company at the HAY Acquisition Date:
                                             70

                                             71

(In millions)	Valuation Method	Useful Life (years)	Fair Value
Inventory Step-up	Comparative Sales Approach	0.8	$3.4
Backlog	Multi-Period Excess Earnings	0.3	1.7
Deferred Revenue	Adjusted Fulfillment Cost Method	0.1	(2.2)
Tradename	Relief from Royalty	Indefinite	60.0
Product Development	Relief from Royalty	8.0	22.0
Customer Relationships	Multi-Period Excess Earnings	9.0	34.0
Total			$118.9
Goodwill related to the acquisition was recorded within the International Contract segment for $101.1 million and the Global Retail segment for $10.0 million. Subsequent to the acquisition, the goodwill recorded to the Global Retail segment was fully impaired in the fourth quarter of fiscal 2020 based on the results of the Company's annual goodwill impairment assessment. Additionally, the Company recognized an impairment charge of $20.7 million on the HAY tradename in the fourth quarter of fiscal 2020 based on the results of the Company's annual indefinite-lived trade name impairment test.
Contract Furniture Dealership Divestiture
On January 31, 2022, the Company completed the sale of a wholly-owned contract furniture dealership in Toronto, Canada for cash consideration of $2.8 million. A pre-tax gain of $2.0 million was recognized as a result of the sale within Selling, general and administrative within the Consolidated Statements of Comprehensive Income.
4. Inventories

(In millions)	May 28, 2022	May 29, 2021
Finished goods and work in process	$441.6	$173.6
Raw materials	145.7	55.0
Total	$587.3	$228.6
Inventories are primarily valued using the first-in first-out method. See Note 1, Significant Accounting and Reporting Policies for the impact a retrospective change in the method of valuing inventories made on the Consolidated Balance Sheets for the periods presented.
5. Investments in Nonconsolidated Affiliates
The Company has certain investments in entities that are accounted for using the equity method (“nonconsolidated affiliates”). The investments are included in Other noncurrent assets in the Consolidated Balance Sheets and the equity earnings are included in Equity earnings from nonconsolidated affiliates, net of tax in the Consolidated Statements of Comprehensive Income. Refer to the tables below for the investment balances that are included in the Consolidated Balance Sheets and for the equity earnings that are included in the Consolidated Statements of Comprehensive Income.

(In millions)	May 28, 2022	May 29, 2021
Investments in nonconsolidated affiliates	$9.9	$11.7

(In millions)	May 28, 2022	May 29, 2021	May 30, 2020
Equity earnings from nonconsolidated affiliates, net of tax	$—	$0.3	$5.0
The Company had an ownership interest in two nonconsolidated affiliates at May 28, 2022. Refer to the Company's ownership percentages shown below:

Ownership Interest	May 28, 2022	May 29, 2021
Kvadrat Maharam Pty Limited	50.0%	50.0%
Global Holdings Netherlands B.V. (Maars)	48.2%	48.2%
Kvadrat Maharam
The Kvadrat Maharam Pty Limited nonconsolidated affiliate is a distribution entity engaged in selling decorative upholstery, drapery and wall covering products.
                                             72

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
At May 28, 2022, the Company's investment value in Maars is $2.2 million more than the Company's proportionate share of the underlying net assets, of which $1.8 million is being amortized over the remaining useful lives of the assets, while $0.4 million was considered a permanent basis difference.
Transactions with Nonconsolidated Affiliates
Sales to and purchases from nonconsolidated affiliates were as follows for the periods presented below:

(In millions)	May 28, 2022	May 29, 2021	May 30, 2020
Sales to nonconsolidated affiliates	$0.7	$1.0	$3.6
Purchases from nonconsolidated affiliates	$0.6	$0.3	$5.0
Balances due to or due from nonconsolidated affiliates were as follows for the periods presented below:

(In millions)	May 28, 2022	May 29, 2021
Receivables from nonconsolidated affiliates	$0.3	$0.2
Payables to nonconsolidated affiliates	$—	$0.1
6. Short-Term Borrowings and Long-Term Debt
Long-term debt consisted of the following obligations:

(In millions)	May 28, 2022	May 29, 2021
Debt securities, 4.95%, due May 20, 2030	$—	$49.9
Syndicated revolving line of credit, due August 2024	—	225.0
Syndicated revolving line of credit, due July 2026	413.0	—
Term Loan A, 2.5000%, due July 2026	390.0	—
Term Loan B, 2.7500% due July 2028	621.8	—
Supplier financing program	3.1	2.2
Total debt	$1,427.9	$277.1
Less: Unamortized discount and issuance costs	(19.4)	—
Less: Current debt	(29.3)	(2.2)
Long-term debt	$1,379.2	$274.9
In connection with the acquisition of Knoll, in July 2021, the Company entered into a credit agreement that provided for a syndicated revolving line of credit and two term loans. The revolving line of credit provides the Company with up to $725 million in revolving variable interest borrowing capacity that matures in July 2026, replacing the previous $500 million syndicated revolving line of credit. The term loans consist of a five-year senior secured term loan "A" facility with an aggregate principal amount of $400 million and a seven-year senior secured loan "B" facility with an aggregate principal amount of $625 million, the proceeds of which were used to finance a portion of the cash consideration for the acquisition of Knoll, for the repayment of certain debt of Knoll, and to pay fees, costs, and expenses related thereto. Both term loans have a LIBOR-based floating interest rate plus applicable margin. The credit agreement provides for the transition from LIBOR to SOFR, the
                                             73

recommended risk-free reference rate of the Federal Reserve Board and Alternative Reference Rates Committee, as of the LIBOR Transition Date, as defined within the credit agreement. The credit agreement includes accommodations regarding the transition to SOFR. The Company also repaid $64 million of private placement notes due May 20, 2030. A loss on extinguishment of debt of approximately $13.4 million was recognized as part of the repayment of the private placement notes, which represented the premium on early redemption. The Company made principal payments on term loan "A" and "B" during the year ended May 28, 2022 in the amount of $10.0 million and $3.1 million, respectively.
Prior to July 2021, the Company's syndicated revolving line of credit provided the Company with up to $500 million in revolving variable interest borrowing capacity and included an "accordion feature" allowing the Company to increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by up to $250 million. Outstanding borrowings would bear interest at rates based on the prime rate, federal funds rate, LIBOR or negotiated rates as outlined in the agreement. Interest was payable periodically throughout the period if borrowings were outstanding. The Company paid off the outstanding balance due on the syndicated revolving line of credit during the first quarter of 2022.
In June 2020, the Company repaid the $265 million draw on its syndicated revolving line of credit that was taken as a precautionary measure in March 2020 to provide additional near-term liquidity given the uncertainty related to COVID-19. After the end of the quarter ended February 27, 2021, the Company repaid $50 million of private placement notes due March 1, 2021 with available cash on hand.
Available borrowings under the syndicated revolving line of credit were as follows for the periods indicated:

(In millions)	May 28, 2022	May 29, 2021
Syndicated revolving line of credit borrowing capacity	$725.0	$500.0
Less: Borrowings under the syndicated revolving line of credit	413.0	225.0
Less: Outstanding letters of credit	15.4	9.8
Available borrowings under the syndicated revolving line of credit	$296.6	$265.2
The senior secured revolving credit facility restricts, without prior consent, the Company's borrowings, capital leases, investments, liens, mergers, consolidations, restricted payments, and the sale of certain assets. In addition, for the credit facility and Term Loan A, the Company has agreed to maintain a financial performance ratio, a maximum first lien secured net leverage ratio covenant which is measured by the ratio of first lien debt (less unrestricted cash) to trailing four quarter adjusted consolidated EBITDA (as defined in the credit agreement) and is required to be less than 4.25:1 for the trailing four quarter periods ending November 21, 2021, and the three immediately succeeding fiscal quarters, then 4.00:1 for the next four fiscal quarters, and 3.75:1 at the end of each fiscal quarter thereafter, except that the Company may elect, under certain conditions, a step-up in the covenant level of 0.25 or 0.50 for the four subsequent trailing four quarter periods. Adjusted EBITDA is generally defined in the credit agreement as EBITDA adjusted by certain items which include non-cash share-based compensation, non-recurring restructuring costs and extraordinary items. At May 28, 2022 the Company was in compliance with these restrictions and performance ratios.
On May 20, 2020, the Company entered into a third amendment to its existing Private Shelf Agreement, dated December 14, 2010, as amended (together with the third amendment, the "Agreement"), between the Company and PGIM, Inc. (formerly known as Prudential Investment Management, Inc.) and certain of its affiliates (collectively, “Prudential”). The Agreement provided for a $150.0 million revolving facility, which included $50.0 million of unsecured senior notes that were repaid on March 1, 2021 (the "Existing Notes") and an additional $50.0 million aggregate principal amount of unsecured senior notes issued on May 20, 2020 (the "2020 Notes"). The Notes and facility were paid off with the new revolver and term loans entered in connection with the acquisition of Knoll in July 2021.
Annual maturities of debt for the five fiscal years subsequent to May 28, 2022 are as shown in the table below.

(In millions)
2023	$29.4
2024	31.3
2025	41.2
2026	46.2
2027	689.3
Thereafter	590.5
Total	$1,427.9
                                             74

Supplier Financing Program
The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations from the Company. Under this program, participating suppliers may finance payment obligations of the Company, prior to their scheduled due dates, at a discounted price to the third-party financial institution.
The Company has lengthened the payment terms for certain suppliers that have chosen to participate in the program. As a result, certain amounts due to suppliers have payment terms that are longer than standard industry practice and as such, these amounts have been excluded from Accounts payable in the Consolidated Balance Sheets as the amounts have been accounted for by the Company as a current debt, within Short-term borrowings and current portion of long-term debt.
7. Leases
The Company has leases for retail studios, showrooms, manufacturing facilities, warehouses and vehicles, which expire at various dates through 2042. Certain lease agreements include contingent rental payments based on per unit usage over a contractual amount and others include rental payments adjusted periodically for inflationary indexes.
The Company's lease costs recognized in the Consolidated Statement of Income consist of the following:

	Year Ended	Year Ended
(In millions)	May 28, 2022	May 29, 2021
Operating lease costs	$89.4	$50.3
Short-term lease costs	10.4	3.2
Variable lease costs	10.3	8.3
Total	$110.1	$61.8
Included in the Company's Right-of-use assets and Lease liabilities are variable lease costs, not included in the table above, for raw material purchases under certain supply arrangements that the Company has determined to meet the definition of a lease:

	Year Ended	Year Ended
	May 28, 2022	May 29, 2021
Variable lease costs	$95.6	$84.5
During the fourth quarter of fiscal 2020, the Company determined it was more likely than not that the fair value of certain right of use assets were below their carrying values and assessed these assets for impairment. As result of this assessment the Company recorded an impairment of $19.3 million in the Consolidated Statements of Comprehensive income.
At May 28, 2022, the Company has no financing leases. The undiscounted annual future minimum lease payments related to the Company's right-of-use assets are summarized by fiscal year in the following table:

(In millions)
2023	$95.8
2024	88.0
2025	78.7
2026	61.8
2027	50.6
Thereafter	160.4
Total lease payments*	$535.3
Less interest	57.2
Present value of lease liabilities	$478.1
*Lease payments exclude $9.8 million of legally binding minimum lease payments for leases signed but not yet commenced.
                                             75

Supplemental cash flow and other lease information as of and for periods indicated, includes (dollars in millions):

	Year Ended	Year Ended
	May 28, 2022	May 29, 2021
Weighted-average remaining lease term (in years)
Operating leases	7.1	7
Weighted-average discount rate
Operating leases	1.9%	2.8%

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow from operating leases	$85.7	$45.3
ROU assets obtained in exchange for new operating lease liabilities
Operating leases	$89.1	$58.1
8. Employee Benefit Plans
Pension Plan
One of the Company's wholly owned foreign subsidiaries has a defined-benefit pension plan based upon an average final pay benefit calculation. The measurement date for this plan is the last day of the fiscal year and the plan is frozen to new participants.
The Company acquired Knoll during fiscal year 2022. The Knoll subsidiary has one domestic defined-benefit pension plan covering eligible U.S. nonunion employees. The measurement date for this plan is the last day of the fiscal year and the plan is frozen to new participants.
Benefit Obligations and Funded Status
The following table presents, for the fiscal years noted, a summary of the changes in the projected benefit obligation, plan assets and funded status of the Company's pension plans:
                                             76

	Pension Benefits
(In millions)	2022		2021
	Domestic	International	Domestic	International
Change in benefit obligation:
Benefit obligation at beginning of year	$—	$140.9	$—	$126.5
Acquisition of Knoll	189.8	—	—	—
Interest cost	3.9	2.4	—	2.2
Expected Administrative Expenses	0.5	—	—	—
Loss related to settlement	1.0	—	—	—
Foreign exchange impact	—	(14.1)	—	18.6
Actuarial (gain) loss (1)	(28.0)	(21.9)	—	(2.9)
Administrative expenses paid	(0.5)	—	—	—
Benefits paid	(4.2)	(2.8)	—	(3.5)
Benefits paid related to settlement	(9.9)	—	—	—
Benefit obligation at end of year	$152.6	$104.5	$—	$140.9

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$109.9	$—	$88.1
Acquisition of Knoll	175.4	—	—	—
Actual return on plan assets	(16.8)	(6.9)	—	6.6
Foreign exchange impact	—	(11.8)	—	13.7
Employer contributions	—	5.0	—	5.0
Actual expenses paid	(0.5)	—	—	—
Benefits paid	(14.1)	(2.7)	—	(3.5)
Fair value of plan assets at end of year	$144.0	$93.5	$—	$109.9

Funded status:
Under-funded status at end of year	$(8.6)	$(11.0)	$—	$(31.0)

Components of the amounts recognized in the Consolidated Balance Sheets:
Current liabilities	$—	$—	$—	$—
Non-current liabilities	$(8.6)	$(10.9)	$—	$(30.9)

Components of the amounts recognized in Accumulated other comprehensive loss before the effect of income taxes:
Prior service cost	$—	$0.5	$—	$0.7
Unrecognized net actuarial (gain) loss	(2.8)	41.4	—	61.8
Accumulated other comprehensive (gain) loss	$(2.8)	$41.9	$—	$62.5
(1) In fiscal 2022 and 2021, the net actuarial (gain) loss includes amounts resulting from changes in actuarial assumptions utilized to calculate our benefit plan obligations such as the weighted-average discount rate.
The accumulated benefit obligation for the Company's pension plans totaled $250.1 million and $135.5 million as of fiscal 2022 and fiscal 2021, respectively.
The following table is a summary of the annual cost of the Company's pension plans:

Components of Net Periodic Benefit Costs and Other Changes Recognized in Other Comprehensive Income (Loss):
(In millions)	2022		2021		2020
	Domestic	International	Domestic	International	Domestic	International
Interest cost	$3.9	$2.4	$—	$2.2	$—	$2.4
Expected return on plan assets	(7.3)	(5.1)	—	(4.6)	—	(4.4)
Amortization of prior service costs	—	0.1	—	0.1	—	0.1
Expected Administrative Expenses	0.5	—	—	—	—	—
Settlement & Curtailment	(0.1)	—	—	—	—	—
Amortization of net (gain)/loss	—	4.5	—	5.3	—	3.2
Net periodic benefit (income) cost	$(3.0)	$1.9	$—	$3.0	$—	$1.3
                                             77

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
(In millions)	2022		2021
	Domestic	International	Domestic	International
Net actuarial (gain) loss	$(2.9)	$(10.0)	$—	$(4.9)
Net amortization	0.1	(10.6)	—	3.5
Total recognized in other comprehensive loss	$(2.8)	$(20.6)	$—	$(1.4)
Actuarial Assumptions
The weighted-average actuarial assumptions used to determine the benefit obligation amounts and the net periodic benefit cost for the Company's pension plans are as follows:

Weighted-average assumptions used in the determination of net periodic benefit cost:
(Percentages)	2022		2021		2020
	Domestic	International	Domestic	International	Domestic	International
Discount rate(1)	varies	1.99	—	1.66	—	2.39
Compensation increase rate	N/A	3.20	—	2.75	—	3.20
Expected return on plan assets	5.10	4.80	—	4.80	—	4.80
(1) Due to settlement activity during FYE 2022 in the domestic plan, there were four remeasurements as of 8/21/2021, 11/27/2021, 2/26/2022, and 5/28/2022. The discount rate for the benefit obligation at the beginning of each period is 2.90%, 2.89%, 3.00%, and 3.52%, respectively. The discount rate for the interest cost for each period is 2.27%, 2.28%, 2.48%, and 3.10%, respectively.

Weighted-average assumptions used in the determination of the projected benefit obligations:
Discount rate	4.40	3.33	—	1.99	—	1.66
Compensation increase rate	N/A	4.45	—	3.20	—	2.75
The Company uses a full yield curve approach to estimate the interest component of net periodic benefit cost for pension benefits. This method applies the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows.
Plan Assets and Investment Strategies
The assets of the Company's employee benefit plans consist mainly of listed fixed income obligations and common/collective trusts. The Company's primary objective for invested pension plan assets is to provide for sufficient long-term growth and liquidity to satisfy all of its benefit obligations over time. Accordingly, the Company has developed an investment strategy that it believes maximizes the probability of meeting this overall objective. This strategy includes the development of a target investment allocation by asset category in order to provide guidelines for making investment decisions. This target allocation emphasizes the long-term characteristics of individual asset classes as well as the diversification among multiple asset classes. In developing its strategy, the Company considered the need to balance the varying risks associated with each asset class with the long-term nature of its benefit obligations. The Company's strategy moving forward will be to increase the level of fixed income investments as the funding status improves, thereby more closely matching the return on assets with the liabilities of the plans.
The Company utilizes independent investment managers to assist with investment decisions within the overall guidelines of the investment strategy. The target asset allocation at the end of fiscal 2022 and asset categories for the Company's pension plans for fiscal 2022 and 2021 are as follows:
                                             78

	Targeted Asset Allocation Percentage
Asset Category	2022		2021
	Domestic	International	Domestic	International
Fixed income	46%	33%	—%	31%
Common collective trusts	54%	67%	—%	69%
Total	100%	100%	—%	100%

	Percentage of Plan Assets at Year End
	2022		2021
	Domestic	International	Domestic	International
Fixed income	45%	36%	—%	32%
Common collective trusts	55%	64%	—%	68%
Total	100%	100%	—%	100%

		Domestic
(In millions)		May 28, 2022
Asset Category		Level 1	Level 2	Total
Cash and cash equivalents		$2.4	$—	$2.4
U.S. government securities		—	10.3	10.3
Corporate bonds		—	51.8	51.8
Common collective trusts-balanced		—	79.5	79.5
Total		$2.4	$141.6	$144.0

		International
(In millions)		May 28, 2022
Asset Category		Level 1	Level 2	Total
Cash and cash equivalents		$4.5	$—	$4.5
Foreign government obligations		—	29.3	29.3
Common collective trusts-balanced		—	59.7	59.7
Total		$4.5	$89.0	$93.5

		May 29, 2021
(In millions)		Domestic
Asset Category		Level 1	Level 2	Total
Cash and cash equivalents		$—	$—	$—
Foreign government obligations		—	—	—
Common collective trusts-balanced		—	—	—
Total		$—	$—	$—

		May 29, 2021
(In millions)		International
Asset Category		Level 1	Level 2	Total
Cash and cash equivalents		$0.7	$—	$0.7
Foreign government obligations		—	34.2	34.2
Common collective trusts-balanced		—	75.0	75.0
Total		$0.7	$109.2	$109.9

Cash Flows
The Company reviews pension funding requirements to determine the contribution to be made in the next year. Actual contributions will be dependent upon investment returns, changes in pension obligations and other economic and regulatory factors. During fiscal 2022 and fiscal 2021, the Company made total cash contributions of $5.0 million and $5.4 million, respectively, to its pension plans.
                                             79

The Company expects to contribute approximately $11.9 million to its pension plans in fiscal 2023. The following represents a summary of the benefits expected to be paid by the plans in future fiscal years. These expected benefits were estimated based on the same actuarial valuation assumptions used to determine benefit obligations at May 28, 2022.

(In millions)	Pension Benefits
	Domestic	International
2023	$11.1	$2.7
2024	$11.2	$2.8
2025	$11.3	$2.9
2026	$11.5	$2.9
2027	$11.3	$3.0
2028-2032	$50.4	$16.4
401(k) Plan and Core Contribution
Substantially all of the Company’s domestic employees are eligible to participate in a defined contribution retirement plan, primarily the MillerKnoll Retirement Plan and the Knoll Retirement Savings Plan. Employees under the plan are eligible to begin participating on their date of hire. The Company contributes to the plans as matching contributions a certain percentage of the participant’s salary deferral, subject to certain limitations defined in the plan documents. A core contribution based on a set percentage of wages is also included for most participants of the plans. The Company’s other defined contribution retirement plans may provide for matching contributions, non-elective contributions and discretionary contributions as declared by management.
During the fourth quarter of fiscal 2020, the Company elected to temporarily suspend the Company's core contribution and 401(k) matches in order to reduce costs and preserve liquidity. The Company reinstated the previously suspended employer-paid retirement plan contributions in the fourth quarter of fiscal 2021, and elected to make a catch-up contribution for the employer-paid retirement plan contributions that were suspended for a majority of fiscal 2020.
The expense recorded for the Company's 401(k) matching and core contributions was $36.3 million, $23.7 million and $22.2 million in fiscal years 2022, 2021 and 2020, respectively.
9. Common Stock and Per Share Information
The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three fiscal years:

(In millions, except shares)	2022	2021	2020
Numerator:
Numerator for both basic and diluted EPS, Net (loss) earnings attributable to MillerKnoll, Inc.	$(27.1)	$174.6	$(8.7)

Denominator:
Denominator for basic EPS, weighted-average common shares outstanding	73,160,212	58,931,268	58,920,653
Potentially dilutive shares resulting from stock plans	—	458,330	—
Denominator for diluted EPS	73,160,212	59,389,598	58,920,653
Equity awards of 1,245,988 shares, 207,365 shares and 360,462 shares of common stock were excluded from the denominator for the computation of diluted earnings per share for the fiscal years ended May 28, 2022, May 29, 2021 and May 30, 2020, respectively, because they were anti-dilutive.
Common Stock
The Company has a share repurchase plan authorized by the Board of Directors on January 16, 2019, which provides a share repurchase authorization of $250.0 million with no specified expiration date. The approximate dollar value of shares available for purchase under the plan at May 28, 2022 was $220.5 million. During fiscal year 2022, 2021, and 2020, shares repurchased under the repurchase plan totaled 390,010, 38,931, and 641,192 shares respectively.
10. Stock-Based Compensation
                                             80

The Company utilizes stock-based compensation incentives as a component of its employee and non-employee director and officer compensation philosophy. Currently, these incentives consist principally of stock options, restricted stock units, performance stock units, deferred stock units, and restricted shares. At May 28, 2022, there were 8,164,945 shares authorized for issuance under active long-term incentive compensation plans: 7,182,670 shares authorized under the MillerKnoll, Inc. 2020 Long Term Incentive Plan (the "LTIP") and 982,275 shares authorized under the Knoll, Inc. 2021 Stock Incentive Plan, as amended. In addition, under the terms of the MillerKnoll, Inc. Employee Stock Purchase Plan (the "ESPP"), the Company has reserved 4 million shares for purchase by its domestic and certain international employees. For all stock-based compensation plans, the Company issues authorized but unissued shares to fulfill plan terms.
Valuation and Expense Information
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant. This compensation expense is recognized over the requisite service period, which includes any applicable performance period. Certain Company stock-based compensation awards contain provisions that allow for continued vesting into retirement. Stock-based awards are considered fully vested for expense attribution purposes when the employee's retention of the award is no longer contingent on providing subsequent service.
The Company classifies pre-tax stock-based compensation expense primarily within Operating expenses in the Consolidated Statements of Comprehensive Income. Excluding fully vested and non-forfeitable deferred stock units described under "Deferred Compensation Plan" below, pre-tax compensation expense and the related income tax benefit for all types of stock-based programs were as follows for the periods indicated:

(In millions)	May 28, 2022	May 29, 2021	May 30, 2020
Employee stock purchase program	$0.5	$0.4	$0.3
Stock options	3.6	3.7	0.6
Restricted stock units	15.3	4.1	3.9
Performance share units	2.8	0.8	(2.1)
Restricted stock awards	9.2	—	—
Total	$31.4	$9.0	$2.7
Tax benefit	$7.7	$2.0	$0.5
As of May 28, 2022, total pre-tax stock-based compensation cost not yet recognized related to non-vested awards was approximately $19.5 million. The weighted-average period over which this amount is expected to be recognized is 1.0 year.
General terms, activity, and valuation methodology for each of the Company's stock-based compensation plans are as follows:
Employee Stock Purchase Program
Pursuant to the terms of the ESPP, eligible employees are permitted to purchase shares of our common stock at a price equal to 85% of the closing price on the date of purchase, which coincides with the last trading day of each fiscal quarter. The ESPP is considered a liability award with estimated expense recognized over the three-month offering period which is subsequently adjusted to actual expense based on the fair value as of the date of purchase. Shares of common stock purchased under the ESPP were 87,562, 71,468, and 70,145 during the fiscal years ended 2022, 2021 and 2020 respectively.
Stock Options
The Company grants options to purchase the Company's stock to certain key employees and non-employee directors under its LTIP. Under the current award program, all options become exercisable between one year and three years from the date of grant and expire ten years from the date of grant. Most options are subject to graded vesting, and the related compensation expense is based on the fair value of the stock options on the date of grant using the Black-Scholes model and is recognized on a straight-line basis over the requisite service period.
                                             81

In fiscal 2022, there were two stock option valuation dates. In fiscal 2021, there was one stock option valuation date, but two valuations. Therefore, the table below has been presented with the assumptions relevant to each valuation date. In fiscal 2020, there were no stock option grants awarded to employees or non-employee directors. The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. In determining these values, the following weighted-average assumptions were used for the options granted during the fiscal years indicated:

	2022	2021	2020
Risk-free interest rates (1)	0.47%	0.23%-0.25%	N/A
Expected term of options (2)	3.3 years	3.8-4.1 years	N/A
Expected volatility (3)	49.03%	43% - 44%	N/A
Dividend yield (4)	1.64%	1.99%	N/A
Weighted-average grant-date fair value of stock options:
Granted with exercise prices equal to the fair market value of the stock on the date of grant	$13.87-$14.36	$6.10	N/A
Granted with exercise prices greater than the fair market value of the stock on the date of grant	N/A	$5.62	N/A
(1) Represents term-matched, zero-coupon risk-free rate from the Treasury Constant Maturity yield curve, continuously compounded.
(2) Represents historical settlement data, using midpoint scenario with 1-year grant date filter assumption for outstanding options.
(3) The blended volatility approach was used. 90% term-matched historical volatility from daily stock prices and 10% weighted average implied volatility from the 90 days preceding the grant date.
(4) Represents the quarterly dividend divided by the three-month average stock price as of July 9, 2021 and February 28, 2020, for 2022 and 2021, respectively.

The following is a summary of stock option activity during fiscal 2022:

	Shares Under Option	Weighted-Average Exercise Prices	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Term (Years)
Outstanding at May 29, 2021	1,673,372	$24.63	$38.8	8.6
Granted	189,179	45.71
Exercised	(116,178)	26.91
Forfeited or expired	(29,780)	22.94
Outstanding at May 28, 2022	1,716,593	26.83	10.4	7.69
Exercisable at end of period	624,606	$26.80	$3.4	6.90
The weighted-average remaining recognition period of the outstanding stock options at May 28, 2022 was 1.15 years. The total pre-tax intrinsic value of options exercised during fiscal 2022, 2021 and 2020 was $1.8 million, $0.5 million and $5.5 million, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company's closing stock price as of the end of the period presented, which would have been received by the option holders had all option holders exercised in-the-money options as of that date. Total cash received during fiscal 2022 from the exercise of stock options was approximately $3.1 million.
Restricted Stock Units
The Company grants time-based restricted stock units to certain key employees under its LTIP. Currently outstanding awards generally cliff-vest or vest ratably over a three-year service period. Prorated vesting occurs under certain circumstances and full or partial accelerated vesting occurs upon retirement. Awards granted in fiscal 2022 had a graded vesting schedule of 25%, 25%, and 50% after the first, second, and third year, respectively. Each restricted stock unit represents one equivalent share of the Company's common stock to be issued, free of restrictions, after the vesting period. Compensation expense is based on the grant-date fair value and recognized on a straight-line basis over the requisite service period. Dividend reinvestment units are credited on the dividend payable date and vest with the underlying shares. The units do not entitle participants to the rights of holders of common stock, such as voting rights, until shares are issued after vesting.
In conjunction with the acquisition of Knoll, Inc. on July 19, 2021, outstanding restricted stock unit awards previously granted under a Knoll stock compensation plan were automatically converted into MillerKnoll awards at the identified equity award exchange ratio, with each converted unit representing one equivalent share of the Company's common stock to be issued, free
                                             82

of restrictions, after the vesting period. The awards generally cliff-vest after a three-year service period from the original date of grant. The converted units do not entitle participants to the rights of holders of common stock, such as voting rights, until shares are issued after vesting. Restricted stock units awarded under a Knoll stock compensation plan are entitled to dividend rights, and dividend equivalents are accrued on the dividend record date. Upon vesting of the underlying shares, accrued dividend equivalents are paid in cash.
The following is a summary of restricted stock unit activity during fiscal 2022:

	Share Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Term (Years)
Outstanding at May 29, 2021	484,011	$30.84	$23.1	1.4
Granted	615,867	44.25
Forfeited	(48,862)	37.84
Released	(474,634)	39.72
Outstanding at May 28, 2022	576,382	$37.33	$17.8	1.1
The weighted-average remaining recognition period of the outstanding restricted stock units at May 28, 2022, was 1.3 years. The total market value of the units that vested during the twelve months ended May 28, 2022, was $19.9 million. This includes $11.8 million of shares from converted Knoll awards for which, due to change-of-control provisions, vesting was accelerated. In addition, $$0.3 million in accrued cash dividends were paid upon vesting the underlying shares of converted Knoll awards. The weighted-average grant-date fair value of restricted stock units granted during 2022, 2021, and 2020 was $44.25, $26.71 and $44.70, respectively. The intrinsic value presented above includes $0.1 million in accrued cash dividends on the underlying shares of outstanding converted Knoll restricted stock unit awards.
Performance Stock Units
The Company grants performance-based restricted stock units, commonly referred to as performance stock units to certain key employees under its LTIP that vest subject to the satisfaction of pre-established financial and non-financial metrics. Each performance stock unit represents one equivalent share of the Company's common stock. The number of shares of Company common stock ultimately issued in connection with these performance stock units will be determined based on attainment of the pre-established metrics over a defined three-year service period. For members of the executive leadership team, this calculation is adjusted by a relative total shareholder return modifier. Compensation expense is recognized over the requisite service period on a straight-line basis and based on the grant-date fair value. For certain awards incorporating a market condition, grant-date fair value is determined using a Monte Carlo simulation. For each tranche, fair value is determined on the date performance metrics are approved. Performance stock units awarded under the LTIP do not have dividend rights.
In conjunction with the acquisition of Knoll, Inc. on July 19, 2021, outstanding performance stock unit awards previously granted under a Knoll stock compensation plan were automatically converted into MillerKnoll awards with each converted unit representing one equivalent share of the Company's common stock. The number of common shares ultimately issued in connection with these performance stock units will be determined based on the attainment of a pre-established financial metric over a five-year service period ending December 31, 2023. The converted units do not entitle participants to the rights of holders of common stock, such as voting rights, until shares are issued after vesting. Performance stock units awarded under Knoll stock compensation plans are entitled to dividend rights, and dividend equivalents are accrued on the dividend record date. Upon vesting of the underlying shares, accrued dividend equivalents are paid in cash.
The following is a summary of performance stock unit activity during fiscal 2022:

	Share Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Term (Years)
Outstanding at May 29, 2021	368,059	$41.54	$17.6	1.1
Granted	105,555	43.06
Forfeited	(85,941)	36.71
Released	(23,586)	47.13
Outstanding at May 28, 2022	364,087	$42.75	$11.3	0.9
The weighted-average remaining recognition period of the outstanding performance stock units at May 28, 2022, was 0.75 years. The total market value for shares that vested during the twelve months ended May 28, 2022, was 1.0 million. The
                                             83

weighted-average grant-date fair value of performance stock units granted during fiscal 2022, 2021, and 2020 was $43.06, $37.21, and $45.71, respectively. The intrinsic value presented above includes $0.1 million in accrued cash dividends on the underlying shares of outstanding converted Knoll performance stock unit awards.
Restricted Stock Awards
In conjunction with the acquisition of Knoll, Inc. on July 19, 2021, outstanding restricted stock awards previously granted under a Knoll stock compensation plan were automatically converted into MillerKnoll awards at the identified equity award exchange ratio with each converted unit then representing one equivalent share of the Company's common stock to be issued, free of restrictions, after the vesting period. The awards generally cliff-vest after a three-year service period from the original date of grant. The restricted stock awards do not entitle the employee to rights of holders of common stock, such as voting rights, until restrictions are released after vesting. The Company recognizes the related compensation expense on a straight-line basis over the requisite service period. Restricted stock awards granted under Knoll's stock compensation plans are entitled to dividend rights, and dividend equivalents are accrued on the dividend record date. Upon vesting of the underlying shares, accrued dividend equivalents are paid in cash.
The following is a summary of restricted stock activity during fiscal 2022:

	Share Units	Weighted-Average Grant-Date Fair Value
Outstanding at May 29, 2021	—	$—
Granted	751,907	44.36
Forfeited	(140,455)	44.36
Released	(391,463)	44.36
Outstanding at May 28, 2022	219,989	$44.36
The weighted-average remaining recognition period of the outstanding restricted stock award shares at May 28, 2022 was 1.1 years. The total market value for shares that vested during the twelve months ended May 28, 2022, was $16.3 million. This includes $13.3 million of converted Knoll awards for which, due to change-in-control provisions, vesting was accelerated. In addition, $0.3 million in accrued cash dividends were paid upon vesting the underlying shares of converted Knoll awards. The weighted-average grant-date fair value of restricted stock awards granted during fiscal 2022 was $44.36 per share. There were no restricted stock awards granted in fiscal 2021 or fiscal 2020. Accrued cash dividends on the underlying shares reported above for outstanding converted Knoll restricted stock awards total $0.4 million.
Executive Deferred Compensation Plan
The MillerKnoll, Inc. Executive Equalization Retirement Plan, as amended (the "Executive Equalization Plan"), is a supplemental deferred compensation plan that was made available for salary deferrals and Company contributions beginning in January 2008. The plan is available to a select group of management or highly compensated employees who are selected for participation by the Compensation Committee of the Board of Directors. The plan allows participants to defer up to 50% of their base salary and up to 100% of their incentive cash bonus. Company contributions to the plan “mirror” the amounts the Company would have contributed to the various qualified retirement plans had the employee's compensation not been above the IRS statutory ceiling ($305,000 in 2022). The Company does not guarantee a rate of return for amounts deferred pursuant to this plan. Instead, participants make investment elections for their deferrals and Company contributions which are subject to market conditions. Investment options are closely aligned to those available under the MillerKnoll Retirement Plan, except for the Company stock fund. Beginning in fiscal 2021, the Company stock fund was removed as an investment choice in the Executive Equalization Plan. At November 27, 2021, the Executive Equalization Plan's Company stock fund balance was zero.
In accordance with the terms of the Executive Equalization Plan and the Director Plan described below, participant deferrals and Company contributions have been placed in a Rabbi trust. The assets in the Rabbi trust remain subject to the claims of creditors of the Company and are not the property of the participant. Investments in securities other than the Company's common stock are included within the Other assets line item, while the remaining investments in the Company's stock are included in the line item Deferred compensation plan in the Company's Consolidated Balance Sheets. A liability of the same amount is recorded on the Consolidated Balance Sheets within the Other liabilities line item. Realized and unrealized gains and losses for investment assets other than Company common stock are recognized within the Company's Consolidated Statements of Comprehensive Income in the Interest and other investment income line item. The associated changes to the liability are recorded as compensation expense within the Selling, general and administrative line item within the Company's Consolidated
                                             84

Statements of Comprehensive Income. The net effect of any change to the asset and corresponding liability is offset and has no impact on net earnings in the Consolidated Statements of Comprehensive Income.
Director Fees and Director Deferred Compensation Plan
The Company's non-employee directors may elect to receive their director fees in one or more of the following forms: cash, deferred cash, unrestricted Company shares at the market value at the date of grant, stock options, or shares of common stock to be received on a deferred basis, as described below. Stock options granted as director compensation vest in 1 year, expire in 10 years, and have an exercise price equal to the fair market value of the Company's common stock on the date of grant. Beginning in January 2022, not less than 50% of annual director fees must be paid in the form of Company equity.
The Amended and Restated MillerKnoll, Inc, Director Deferred Compensation Plan (the "Director Plan") allows non-employee directors of the Company to defer all or a portion of their annual director fees in either a deferred cash account or, beginning in January 2022, a deferred stock account.
In the deferred cash account, investment options are the same as those available under the MillerKnoll Retirement Plan, except for the Company stock fund. At the time(s) specified by the director for receipt of this deferred compensation, these deferred amounts will be paid to the director in cash.
In the deferred stock account, deferred stock units are credited to the director with each unit representing one equivalent share of the Company's common stock to be issued after the deferral period. The deferred stock units are valued at the market price of the Company's common stock on the date of grant, and the value of the units credited are expensed on the date of grant. Each time a dividend is paid on the Company's common stock, the director is credited with dividend equivalent units. At the time(s) specified by the director for receipt of this deferred compensation, these deferred amounts will be paid to the director in shares of the Company's common stock. The units do not entitle the directors to the rights of holders of common stock, such as voting rights, until shares are issued.
During fiscal year 2022, 15,664 deferred stock units were credited to directors pursuant to the Director Plan with a weighted-average grant date fair value of $37.34 per share. The total fair value of deferred stock units issued during fiscal year 2022 was $0.6 million. At May 28, 2022, there were 15,664 deferred stock units outstanding, all of which are vested, with an aggregate intrinsic value of $0.5 million.
All amounts deferred by directors pursuant to the Director Plan are fully vested and nonforfeitable.
The following amounts and types of Company equity were issued to non-employee directors during the fiscal years indicated:

	2022	2021	2020
Shares of common stock	23,255	3,013	7,769
Shares through the prior deferred compensation program	—	—	1,045
Deferred stock units pursuant to the Director Plan	15,664	—	—
Stock options	—	—	—
11. Income Taxes
The components of (loss) earnings before income taxes are as follows:

(In millions)	2022	2021	2020
Domestic	$(142.4)	$135.1	$(75.1)
Foreign	133.8	93.2	62.2
Total	$(8.6)	$228.3	$(12.9)
The provision (benefit) for income taxes consists of the following:
                                             85

(In millions)	2022	2021	2020
Current: Domestic - Federal	$(3.8)	$13.2	$12.0
Domestic - State	0.2	5.2	5.7
Foreign	38.1	22.8	13.3
	34.5	41.2	31.0
Deferred: Domestic - Federal	(12.2)	10.4	(16.7)
Domestic - State	(5.0)	1.4	(3.9)
Foreign	(6.2)	(4.7)	(4.3)
	(23.4)	7.1	(24.9)
Total income tax provision	$11.1	$48.3	$6.1
The following table represents a reconciliation of income taxes at the United States statutory rate of 21% with the effective tax rate as follows:

(In millions)	2022	2021	2020
Income taxes computed at the United States Statutory rate	$(1.8)	$47.9	$(2.7)
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal income tax benefit	(4.0)	5.6	1.4
Non-deductible goodwill impairment	—	—	17.1
Gain on consolidation of equity method investments	—	—	(5.5)
Non-deductible officers' compensation	5.3	0.5	—
Foreign-derived intangible income	—	(2.1)	(1.4)
Foreign-based company income	3.1	2.1	—
Global intangible low-taxed income	15.2	7.9	5.9
Foreign statutory rate differences	4.1	2.6	0.7
Research and development incentives	(4.8)	(3.2)	(4.4)
Foreign offshore income claim	(0.7)	(0.7)	(1.7)
Foreign tax credit	(8.8)	(10.3)	(5.8)
Foreign withholding taxes and other miscellaneous foreign taxes	2.4	1.0	2.7
Change in valuation allowance against deferred tax assets	0.4	(2.1)	0.4
Other, net	0.7	(0.9)	(0.6)
Income tax expense	$11.1	$48.3	$6.1
Effective tax rate	(130.1)%	21.2%	(47.5)%
                                             86

The tax effects and types of temporary differences that give rise to significant components of the deferred tax assets and liabilities at May 28, 2022 and May 29, 2021, are as follows:

(In millions)	2022	2021
Deferred tax assets:
Compensation-related accruals	$15.3	$11.1
Accrued pension and post-retirement benefit obligations	7.1	9.2
Deferred revenue	6.9	5.5
Inventory related	10.0	—
Other reserves and accruals	12.3	7.5
Warranty	17.8	14.1
State and local tax net operating loss carryforwards and credits	7.2	1.5
Federal net operating loss carryforward	3.6	1.1
Foreign tax net operating loss carryforwards and credits	15.9	8.9
Accrued step rent and tenant reimbursements	1.0	0.6
Interest rate swap	—	3.5
Lease liability	109.0	57.0
Other	7.0	6.9
Subtotal	213.1	126.9
Valuation allowance	(11.7)	(8.9)
Total	$201.4	$118.0

Deferred tax liabilities:
Book basis in property in excess of tax basis	$72.3	$38.0
Intangible assets	206.8	46.5
Interest rate swap	8.0	—
Inventory related	—	0.4
Right of use lease assets	100.5	49.1
Withholding taxes on planned repatriation of foreign earnings	8.3	0.7
Other	2.8	2.9
Total	$398.7	$137.6
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
At May 28, 2022, the Company had state and local tax NOL carry-forwards of $104.0 million, the state tax benefit of which is $6.8 million, which have expiration periods from 1 year to an unlimited term. The Company also had state credits with a state tax benefit of $0.4 million, which expire in 3 to 5 years. For financial statement purposes, the NOL carry-forwards and state tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $0.8 million.
At May 28, 2022, the Company had federal NOL carry-forwards of $17.2 million, the tax benefit of which is $3.6 million, which have expiration periods from 7 years to an unlimited term. For financial statement purposes, the NOL carry-forwards have been recognized as deferred tax assets.
At May 28, 2022, the Company had federal deferred assets of $1.1 million, the tax benefit of which is $0.2 million, which is related to an investment in a foreign joint venture. For financial statement purposes, the assets have been recognized as deferred tax assets, subject to a valuation allowance of $0.2 million.
At May 28, 2022, the Company had foreign net operating loss carry-forwards of $51.9 million, the tax benefit of which is $13.3 million, which have expiration periods from 6 years to an unlimited term. The Company also had foreign tax credits with a tax benefit of $2.6 million which have expiration periods from 9 to 11 years. For financial statement purposes, the NOL carry-forwards and foreign tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $10.1 million.
At May 28, 2022, the Company had foreign deferred assets of $2.3 million, the tax benefit of which is $0.6 million, which is related to various deferred taxes in Canada and Ireland as well as buildings in the United Kingdom. For financial statement purposes, the assets have been recognized as deferred tax assets, subject to a valuation allowance of $0.6 million.
                                             87

The Company intends to repatriate $111.1 million in cash held in certain foreign jurisdictions and as such has recorded a deferred tax liability related to foreign withholding taxes on these future dividends received in the U.S. from foreign subsidiaries of $8.3 million. A significant portion of this cash was previously taxed under the U.S. Tax Cut and Jobs Act (TCJA) one-time U.S. tax liability on undistributed foreign earnings. The Company intends to remain indefinitely reinvested in the remaining undistributed earnings outside the U.S, which was $331.3 million on May 28, 2022. Determination of the total amount of unrecognized deferred income tax on the remaining undistributed earnings of foreign subsidiaries is not practicable.
The components of the Company's unrecognized tax benefits are as follows:

(In millions)
Balance at May 30, 2020	$1.9
Increases related to current year income tax positions	0.1
Increases related to prior year income tax positions	0.4
Decreases related to lapse of applicable statute of limitations	(0.3)
Balance at May 29, 2021	$2.1
Increases related to current year income tax positions	—
Increases related to prior year income tax positions	0.5
Decreases related to lapse of applicable statute of limitations	(0.3)
Balance at May 28, 2022	$2.3
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
The Company recognizes interest and penalties related to unrecognized tax benefits through Income tax expense in its Consolidated Statements of Comprehensive Income. Interest and penalties and the related liability, which are excluded from the table above, were as follows for the periods indicated:

(In millions)	May 28, 2022	May 29, 2021	May 30, 2020
Interest and penalty expense	$—	$0.1	$0.1
Liability for interest and penalties	$0.9	$0.9	$0.8
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
During the year, the return for fiscal year 2021 has been fully accepted by the Internal Revenue Service under the Compliance Assurance Process (CAP) and the Company is awaiting final closing documentation. For the majority of the remaining tax jurisdictions, the Company is no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2019.
                                             88

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
The carrying value and fair value of the Company's long-term debt, including current maturities, is as follows for the periods indicated:

(In millions)	May 28, 2022	May 29, 2021
Carrying value	$1,427.9	$277.1
Fair value	$1,364.7	$284.8
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
The following table sets forth financial assets and liabilities measured at fair value through net income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of May 28, 2022 and May 29, 2021:

(In millions)	May 28, 2022		May 29, 2021
Financial Assets	NAV	Quoted Prices With Other Observable Inputs (Level 2)	NAV	Quoted Prices With Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$31.8	$—	$162.2	$—
Mutual funds - equity	—	—	—	0.8
Foreign currency forward contracts	—	0.4	—	1.6
Deferred compensation plan	—	15.0	—	16.1
Total	$31.8	$15.4	$162.2	$18.5

Financial Liabilities
Foreign currency forward contracts	$—	$1.0	$—	$0.1
Total	$—	$1.0	$—	$0.1
In connection with the acquisition of Knoll, the Company acquired a contingent obligation related to Knoll's acquisition of Fully. During the third quarter of 2022 the Company paid the $10.0 million obligation in full.
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
                                             89

Interest rate swap agreements — The value of the Company's interest rate swap agreements is determined using a market approach based on rates obtained from active markets. The interest rate swap agreements are designated as cash flow hedging instruments.
The following table sets forth financial assets and liabilities measured at fair value through other comprehensive income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of May 28, 2022 and May 29, 2021.

(In millions)		May 28, 2022	May 29, 2021
Financial Assets	Balance Sheet Location	Quoted Prices with Other Observable Inputs (Level 2)	Quoted Prices with Other Observable Inputs (Level 2)
Mutual funds - fixed income	Short-term investments	$—	$6.9
Interest rate swap agreement	Other noncurrent assets	31.9	—
Total		$31.9	$6.9

Financial Liabilities
Interest rate swap agreement	Other liabilities	$—	$14.4
Total		$—	$14.4
During the third quarter of 2022, the fixed income mutual funds and equity mutual funds were dissolved and converted to cash. The following is a summary of the carrying and market values of the Company's fixed income mutual funds and equity mutual funds as of May 29, 2021:

	May 29, 2021
(In millions)	Cost	Unrealized Gain/(Loss)	Market Value
Mutual funds - fixed income	$6.9	$—	$6.9
Mutual funds - equity	0.5	0.3	0.8
Total	$7.4	$0.3	$7.7
The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in the Consolidated Statements of Comprehensive Income within Other (income) expense, net. The Company views its equity and fixed income mutual funds as available for use in its current operations. Accordingly, the investments are recorded within Current Assets within the Consolidated Balance Sheets.
The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in the Consolidated Statements of Comprehensive Income within Other expense (income), net.
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
                                             90

balance sheets of our foreign subsidiaries. These foreign currency forward contracts generally settle within 30 days and are not used for trading purposes.
These forward contracts are not designated as hedging instruments. Accordingly, we record the fair value of these contracts as of the end of the reporting period in the Consolidated Balance Sheets with changes in fair value recorded within the Consolidated Statements of Comprehensive Income. The balance sheet classification for the fair values of these forward contracts is to Other current assets for unrealized gains and to Other accrued liabilities for unrealized losses. The Consolidated Statements of Comprehensive Income classification for the fair values of these forward contracts is to Other expense (income), net, for both realized and unrealized gains and losses.
The notional amounts of the forward contracts held to purchase and sell U.S. dollars in exchange for other major international currencies were $54.1 million and $61.9 million as of May 28, 2022 and May 29, 2021, respectively. The notional amounts of the foreign currency forward contracts held to purchase and sell British pound sterling in exchange for other major international currencies were £43.1 million and £44.5 million as of May 28, 2022 and May 29, 2021, respectively. The Company also has other forward contracts related to other currency pairs at varying notional amounts.
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
In September 2016, the Company entered into an interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $150.0 million with a forward start date of January 3, 2018 and a termination date of January 3, 2028. As a result of the transaction, the Company effectively converted indebtedness anticipated to be borrowed on the Company’s revolving line of credit up to the notional amount from a LIBOR-based floating interest rate plus applicable margin to a 1.949% fixed interest rate plus applicable margin under the agreement as of the forward start date. See Note 6 for information on the replacement of LIBOR with SOFR in our credit agreement.
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
In January 2022, the Company entered into a third interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $575 million with a forward start date of January 31, 2022 and a maturity date of January 29, 2027. The interest rate swap locked in the Company’s interest rate on the forecasted outstanding borrowings of $575 million at 1.689% exclusive of the credit spread on the variable rate debt. The Company effectively will convert LIBOR-based floating interest rate plus applicable margin indebtedness to a 1.689% fixed interest rate plus applicable margin under the agreement as of the forward start date.
The interest rate swaps were designated cash flow hedges at inception and the facts and circumstances of the hedged relationship remains consistent with the initial quantitative effectiveness assessment in that the hedged instruments remain an effective accounting hedge as of May 28, 2022. Since a designated derivative meets hedge accounting criteria, the fair value of the hedge is recorded in the Consolidated Statements of Stockholders’ Equity as a component of Accumulated other comprehensive loss, net of tax. The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings. The interest rate swap agreements are assessed for hedge effectiveness on a quarterly basis.

(In millions)	Notional Amount	Forward Start Date	Termination Date	Effective Fixed Interest Rate
September 2016 Interest Rate Swap	$150.0	January 3, 2018	January 3, 2028	1.949%
June 2017 Interest Rate Swap	$75.0	January 3, 2018	January 3, 2028	2.387%
January 2022 Interest Rate Swap	$575.0	January 31, 2022	January 29, 2027	1.689%
                                             91

The swaps above effectively converted indebtedness anticipated to be borrowed on the Company's revolving line of credit up to the notional amounts from a LIBOR-based floating interest rate plus applicable margins to an effective fixed rate plus applicable margin under the agreements as of the forward start date.
For fiscal 2022, 2021 and 2020, there were no gains or losses recognized against earnings for hedge ineffectiveness.
                                             92

Effects of Derivatives on the Financial Statements
The effects of non-designated derivatives on the consolidated financial statements were as follows for the fiscal years ended 2022 and 2021 (amounts presented exclude any income tax effects ):

(In millions)	Balance Sheet Location	May 28, 2022	May 29, 2021
Non-designated derivatives: (1)
Foreign currency forward contracts	Current assets: Other current assets	$0.4	$1.6
Foreign currency forward contracts	Current liabilities: Other accrued liabilities	$1.0	$0.1
(1) Designated derivative and their balance sheet locations are located in above table within financial assets and liabilities measured at fair value.

		Fiscal Year
(In millions)	Statement of Comprehensive Income Location	May 28, 2022	May 29, 2021	May 30, 2020
(Loss) gain recognized on foreign currency forward contracts	Other expense (income), net	$3.3	$0.8	$(1.1)
The gain/(loss) recorded, net of income taxes, in Other comprehensive loss for the effective portion of designated derivatives was as follows for the periods presented below:

	Fiscal Year
(In millions)	May 28, 2022	May 29, 2021	May 30, 2020
Interest rate swap	$41.4	$12.6	$(17.2)
Reclassified from Accumulated other comprehensive loss into earnings within Interest expense for the fiscal years ended 2022, 2021, and 2020 were gains of $6.9 million and $4.5 million and of $0.8 million, respectively. Pre-tax gains expected to be reclassified from Accumulated other comprehensive loss into earnings during the next twelve months are $4.6 million. The amount of gain, net of tax, expected to be reclassified out of Accumulated other comprehensive loss into earnings during the next twelve months is $3.5 million.
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests are reported on the Consolidated Balance Sheets in mezzanine equity in Redeemable noncontrolling interests. These financial instruments represent a level 3 fair value measurement.
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
Changes in the Company's redeemable noncontrolling interest in HAY for the year ended May 28, 2022 are as follows:

(In millions)	May 28, 2022
Beginning Balance	$77.0
Dividend attributable to redeemable noncontrolling interests	(6.3)
Redemption value adjustment	41.6
Net income attributable to redeemable noncontrolling interests	7.4
Foreign currency translation adjustments	(12.8)
Ending Balance	$106.9
Other
The following table summarizes the valuation of our assets measured at fair value on a non-recurring basis as of May 28, 2022:
                                             93

(In millions)	May 28, 2022
Assets:	Level 3
Indefinite-lived intangible assets	$501.0
Based on the quantitative impairment assessment performed in fiscal year 2020, the carrying value certain indefinite-lived intangible assets exceeded their fair value, resulting in an impairment charge of $53.3 million. There were no impairment charges in fiscal 2021 or 2022.
See Note 1 to the Consolidated Financial Statements for additional information.
                                             94

13. Commitments and Contingencies
Product Warranties
The Company provides coverage to the end-user for parts and labor on products sold under its warranty policy and for other product-related matters. The specific terms, conditions, and length of those warranties vary depending upon the product sold. The Company does not sell or otherwise issue warranties or warranty extensions as stand-alone products. Reserves have been established for various costs associated with the Company's warranty program. General warranty reserves are based on historical claims experience and other currently available information and are periodically adjusted for business levels and other factors. Specific reserves are established once an issue is identified with the amounts for such reserves based on the estimated cost of correction. The Company provides an assurance-type warranty that ensures that products will function as intended. As such, the Company's estimated warranty obligation is accounted for as a liability and is recorded within current and long-term liabilities within the Consolidated Balance Sheets.
Changes in the warranty reserve for the stated periods were as follows:

	Year Ended
(In millions)	May 28, 2022	May 29, 2021	May 30, 2020
Accrual Balance — beginning	$60.1	$59.2	$53.1
Accrual for warranty matters	16.6	12.8	23.7
Settlements and adjustments	(18.6)	(11.9)	(17.6)
Acquired through business acquisition	15.1	—	—
Accrual Balance — ending	$73.2	$60.1	$59.2
Guarantees
The Company is periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one year and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies. However, the Company is ultimately liable for claims that may occur against them. As of May 28, 2022, the Company had a maximum financial exposure related to performance bonds of approximately $6.4 million. The Company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The Company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded in respect to these bonds as of either May 28, 2022 or May 29, 2021.
The Company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of May 28, 2022, the Company had a maximum financial exposure from these standby letters of credit totaling approximately $15.4 million, all of which is considered usage against the Company's revolving line of credit. The Company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded as of May 28, 2022 and May 29, 2021.
Contingencies
The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect, if any, on the Company's Consolidated Financial Statements.
As of the end of fiscal 2022, outstanding commitments for future purchase obligations approximated $99.6 million.
                                             95

14. Operating Segments
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
•Operations of the DWR Contract business, a division of DWR that sells design furnishings and accessories for use in work-related settings, moved into the Americas Contract segment.
The Company's reportable segments now consist of Americas Contract, International Contract, Global Retail, and Knoll. Intersegment sales are eliminated within each segment, with the exception of sales to and from the Knoll segment, which are presented as intersegment eliminations. Due to the change in reportable segments, the Company reviewed each of the new reporting units for impairment and concluded it to be more likely than not that their estimated fair values are greater than their respective carrying values.
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
Subsequent to the end of fiscal 2022, the Company implemented an organizational change that will result in a change in our reportable segments. Beginning in the first quarter of fiscal 2023, the Company will recast the historical results in reflection of the change. Below is a summary of the change:
•The reportable segments will now consist of three segments: Americas Contract, International Contract & Specialty and Global Retail.
•The activities related to the manufacture and sale of furniture products direct to consumers and third-party retailers for the Knoll, Muuto and Fully brands that currently reside within the Knoll segment will move to the Global Retail segment.
•The activities related to the manufacture and sale of furniture products for work-related settings in the Americas for the Knoll, Muuto and Datesweiser brands that currently reside within the Knoll segment will move to the Americas Contract segment.
•The activities related to the manufacture and sale of furniture products for work-related settings in geographies other than the Americas for the Knoll and Muuto brands that currently reside within the Knoll segment will move to the International Contract & Specialty segment.
                                             96

•The activities related to manufacture and sale of products for the Maharam brand will move from the Americas Contract segment to the International Contract & Specialty segment, along with the activities of the Holly Hunt, Spinneybeck, Knoll Textiles and Edelman brands, which currently reside within the Knoll segment.
                                             97

The performance of the operating segments is evaluated by the Company's management using various financial measures. The following is a summary of certain key financial measures for the years indicated:

	Year Ended
(In millions)	May 28, 2022	May 29, 2021	May 30, 2020
Net sales:
Americas Contract	$1,444.9	$1,301.3	$1,744.3
International Contract	483.2	399.5	345.9
Global Retail	856.8	764.3	396.4
Knoll	1,188.5	—	—
Intersegment Elimination	(27.4)	—	—
Total	$3,946.0	$2,465.1	$2,486.6
Depreciation and amortization:
Americas Contract	$57.5	$56.4	$49.6
International Contract	13.2	11.2	10.4
Global Retail	16.7	19.6	18.8
Knoll	103.2	—	—
Corporate	—	—	0.7
Total	$190.6	$87.2	$79.5
Operating earnings (loss):
Americas Contract	$44.5	$93.6	$162.6
International Contract	59.3	48.5	(0.4)
Global Retail	96.2	143.0	(160.7)
Knoll	(57.6)	—	—
Corporate	(102.6)	(52.6)	(39.4)
Total	$39.8	$232.5	$(37.9)
Capital expenditures:
Americas Contract	$43.3	$45.5	$55.2
International Contract	8.9	9.1	6.2
Global Retail	19.5	5.2	7.6
Knoll	23.0	—	—
Total	$94.7	$59.8	$69.0
Goodwill:
Americas Contract	$191.7	$197.2	$191.5
International Contract	82.5	91.3	84.5
Global Retail	68.4	75.7	70.0
Knoll	883.6	—	—
Total	$1,226.2	$364.2	$346.0
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
                                             98

The Company's product offerings consist primarily of office furniture systems, seating, freestanding furniture, storage and casegoods. These product offerings are marketed, distributed and managed primarily as a group of similar products on an overall portfolio basis. The following is a summary of net sales estimated by product category for the years indicated:

	Year Ended
(In millions)	May 28, 2022	May 29, 2021	May 30, 2020
Net sales:
Workplace	$1,484.4	$855.1	$1,135.8
Performance Seating	942.8	778.3	637.0
Lifestyle	1,314.0	696.2	546.6
Other (1)	232.2	135.5	167.2
Restructuring	(27.4)	—	—
Total	$3,946.0	$2,465.1	$2,486.6
(1) “Other” primarily consists of uncategorized product sales and service sales.
In fiscal year 2022 certain products were reclassified primarily from the Performance Seating to the Lifestyle category, to align with a change in management’s internal reporting and management of the products. Prior year periods have been restated to reflect these changes, for comparability.

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

	Year Ended
(In millions)	May 28, 2022	May 29, 2021	May 30, 2020
Net sales:
United States	$2,818.4	$1,728.9	$1,795.8
International	1,127.6	736.2	690.8
Total	$3,946.0	$2,465.1	$2,486.6

Long-lived assets:
United States	$531.2	$311.1	$306.7
International	144.9	70.6	59.6
Total	$676.1	$381.7	$366.3
The Company approximates that no single dealer accounted for more than 2% of the Company's net sales in the fiscal year ended May 28, 2022. The Company estimates that the largest single end-user customer accounted for $114.4 million, $113 million and $122.9 million of the Company's net sales in fiscal 2022, 2021 and 2020, respectively. This represents approximately 3% of the Company's net sales in fiscal 2022 and 5% in 2021 and 2020. The Company's ten largest customers in the aggregate accounted for approximately 11% of net sales in fiscal 2022 and 17% of net sales in fiscal 2021 and 18% of net sales in fiscal 2020. Approximately 2% of the Company's employees are covered by collective bargaining agreements.
                                             99

15. Accumulated Other Comprehensive Loss
The following table provides an analysis of the changes in accumulated other comprehensive loss for the years indicated:

	Year Ended
(In millions)	May 28, 2022	May 29, 2021	May 30, 2020
Cumulative translation adjustments at beginning of period	$(3.9)	$(56.0)	$(48.3)
Other comprehensive (loss) income	(90.0)	52.1	(7.7)

Balance at end of period	(93.9)	(3.9)	(56.0)

Pension and other post-retirement benefit plans at beginning of period	(50.4)	(59.2)	(45.0)
Other comprehensive income (loss) before reclassifications (net of tax of ($.02), ($.03), and $3.5)	13.5	5.3	(16.9)
Reclassification from accumulated other comprehensive income - Other, net	4.4	5.5	3.3
Tax expense	(4.4)	(2.0)	(0.6)
Net reclassifications	—	3.5	2.7
Net current period other comprehensive income (loss)	13.5	8.8	(14.2)
Balance at end of period	(36.9)	(50.4)	(59.2)

Interest rate swap agreement at beginning of period	(10.8)	(18.9)	(0.9)
Other comprehensive income (loss) before reclassifications (net of tax of ($11.6), ($2.6), and $5.8)	41.4	12.6	(17.2)
Reclassification from accumulated other comprehensive income - Other, net	(6.9)	(4.5)	(0.8)
Net reclassifications	(6.9)	(4.5)	(0.8)
Net current period other comprehensive income (loss)	34.5	8.1	(18.0)
Balance at end of period	23.7	(10.8)	(18.9)

Unrealized holding gains on securities at beginning of period	—	0.1	—
Cumulative effect of accounting change	—	—	—
Other comprehensive (loss) income before reclassifications	—	(0.1)	0.1
Balance at end of period	—	—	0.1

Total Accumulated other comprehensive loss	$(107.1)	$(65.1)	$(134.0)
16. Restructuring and Integration Expense
As part of restructuring and integration activities, the Company has incurred expenses that qualify as exit and disposal costs under U.S. GAAP. These include severance and employee benefit costs as well as other direct separation benefit costs. Severance and employee benefit costs primarily relate to cash severance and non-cash severance, including accelerated equity award compensation expense. The Company also incurs expenses that are an integral component of, and directly attribute to, its restructuring and integration activities, which do not qualify as exit and disposal costs under U.S. GAAP. These include integration implementation costs that relate primarily to professional fees and non-cash losses incurred on debt extinguishment.
The expense associated with integration initiatives are included in Selling, General, and Administrative and the expense associated with restructuring activities are included in Restructuring expense in the Consolidated Statements of Comprehensive Income. Non-cash costs related to debt extinguishment in the financing of the transaction is recorded in Other expense (income), net in the Consolidated Statements of Comprehensive Income.
Knoll Integration:
Following the acquisition of Knoll, the Company announced a multi-year program (the "Knoll Integration") designed to reduce costs and integrate and optimize the combined organization. The Company currently expects that the Knoll Integration will result in pre-tax costs of approximately $100 million to $120 million, comprised of the following categories:
                                             100

•Severance and employee benefit costs associated with plans to integrate the Company's operating structure, resulting in workforce reductions. These costs will primarily include: severance and employee benefits (cash severance and non-cash severance, including accelerated stock-compensation award expense and other termination benefits).
•Exit and disposal activities include those incurred as a direct result of integration activities, primarily including contract and lease terminations and asset impairment charges.
•Other integration costs include professional fees and other incremental third-party expenses, including a loss on extinguishment of debt associated with financing of the acquisition.
For the year ended May 28, 2022, the Company incurred $107.9 million of costs related to the Knoll Integration including: $51.1 million of severance and employee benefit costs, $15.5 million of non-cash asset impairments, $13.4 million of non-cash costs related to debt-extinguishment in the financing of the transaction, and $27.9 million of other integration costs.
The following table provides an analysis of the changes in liability balance for Knoll Integration costs that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and exit and disposal activities) for the fiscal year ended May 28, 2022:

(In millions)	Severance and Employee Benefit	Exit and Disposal Activities	Total
May 29, 2021	$—	$—	$—
Integration Costs	51.1	15.5	66.6
Amounts Paid	(35.2)	—	(35.2)
Non-cash costs	(14.5)	(15.5)	(30.0)
May 28, 2022	$1.4	$—	$1.4
The Company paid a substantial portion of the liability for the Knoll Integration in fiscal year 2022.
The following is a summary of integration expenses by segment for the period indicated:

	Twelve Months Ended
(In millions)	May 28, 2022	May 29, 2021
Americas Contract	$5.1	$—
International Contract	1.1	—
Retail	0.5	—
Knoll	60.3	—
Corporate	40.9	—
Total	$107.9	$—
Restructuring Activities:
During the fourth quarter of fiscal 2018, the Company announced a facilities consolidation plan related to its International Contract segment. This impacted certain office and manufacturing facilities in the United Kingdom and China. The plan was expected to generate cost savings of approximately $3 million. To date, the Company recognized restructuring and impairment expenses of $5.9 million, with a net credit of $1.9 million recognized in fiscal 2021 and the remainder in fiscal 2020, 2019, and 2018. These expenses related to the facilities consolidation plan, comprised primarily of an asset impairment recorded against an office building in the United Kingdom that was vacated and the consolidation of the Company's manufacturing facilities in China. No future restructuring costs related to the plan are expected as the plan is substantially complete.
The office building and related assets in China were sold in the first quarter of fiscal 2021, resulting in a gain of approximately $3.4 million. The office building and related assets in the United Kingdom were sold in the second quarter of fiscal 2021, resulting in a nominal gain. Both of these gains are included within Restructuring expense in the Consolidated Statements of Comprehensive Income.
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
                                             101

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
In the third quarter of fiscal 2020, the Company announced a reorganization of the Global Retail segment's leadership team. The Company recognized pre-tax severance and employee related restructuring expense of $2.2 million related to the plan. No material future restructuring costs related to the plan are expected as the plan is substantially complete.
The following table provides an analysis of the changes in the restructuring costs reserve for the above plans for the fiscal years ended May 29, 2021 and May 28, 2022:

(In millions)	Severance and Employee-Related	Exit or Disposal Activities	Total
May 30, 2020	$5.9	$0.8	$6.7
Restructuring Costs	(1.7)	(2.0)	(3.7)
Amounts Paid	(3.3)	(0.1)	(3.4)
Other*	—	1.9	$1.9
May 29, 2021	$0.9	$0.6	$1.5
Restructuring Costs	—	—	—
Amounts Paid	(0.5)	—	(0.5)
Other*	—	—	—
May 28, 2022	$0.4	$0.6	$1.0
*This represents the gains on the sales of office buildings and related assets in China and the United Kingdom offset by other non-cash charges. The gains and other non-cash charges were recorded as restructuring cost, but do not impact the restructuring reserve.

In the fourth quarter of fiscal 2020, the Company announced a restructuring plan (“May 2020 restructuring plan") to substantially reduce expenses in response to the impact of the COVID-19 pandemic and related restrictions. These activities included voluntary and involuntary reductions in its North American and international workforces. Combined, these actions resulted in the elimination of approximately 400 full-time positions throughout the Company in various businesses and functions. As the result of these actions, the Company projects an annualized expense reduction of approximately $40 million. To date, the Company incurred severance and related charges of $18.7 million with $3.4 million recognized in fiscal 2021 and the remainder in fiscal 2020. No material future restructuring costs related to the plan are expected.
The following table provides an analysis of the changes in the restructuring cost reserve for the May 2020 restructuring plan for the fiscal year ended May 28, 2022:

(In millions)	Severance and Employee-Related
Beginning Balance	$1.0
Restructuring Costs	—
Amounts Paid	(0.8)
Ending Balance	$0.2
                                             102

During fiscal 2022, the Company incurred no restructuring costs separate from the Knoll Integration costs discussed above. The following is a summary of restructuring expenses by segment for the fiscal years indicated:

	Year Ended
(In millions)	May 28, 2022	May 29, 2021
America's Contract	$—	$3.8
International Contract	—	(1.1)
Global Retail	—	—
Knoll	—	—
Total	$—	$2.7
17. Variable Interest Entities
During the year ended May 28, 2022, the Company entered into long-term notes receivable with certain of its third-party owned dealers that are deemed to be variable interests in variable interest entities. The carrying value of these long-term notes receivable was $1.2 million as of May 28, 2022 and represents the Company’s maximum exposure to loss. The Company is not deemed to be the primary beneficiary for any of these variable interest entities as each dealer controls the activities that most significantly impact the entity’s economic performance, including sales, marketing, and operations.
The Company previously held a long-term note receivable with a third-party dealer that was deemed to be a variable interest in a variable interest entity. The carrying value of this long-term note receivable was $1.2 million as of May 29, 2021 and was paid in full during the quarter ended August 28, 2021.
18. Quarterly Financial Data (Unaudited)
Set forth below is a summary of the quarterly operating results on a consolidated basis for the years ended May 28, 2022, May 29, 2021, and May 30, 2020.

(In millions, except per share data)(1)		First Quarter (2)	Second Quarter (2)	Third Quarter (2)	Fourth Quarter (2)
2022	Net sales	$789.7	$1,026.3	$1,029.5	$1,100.5
	Gross margin	277.7	353.0	339.5	382.5
	Net earnings attributable to MillerKnoll, Inc.	(61.3)	(1.7)	14.4	21.5
	Earnings per share-basic	(0.92)	(0.02)	0.19	0.28
	Earnings per share-diluted	(0.92)	(0.02)	0.19	0.28

2021	Net sales	$626.8	$626.3	$590.5	$621.5
	Gross margin	249.8	244.4	230.8	226.1
	Net earnings attributable to MillerKnoll, Inc.	72.8	51.4	41.5	8.9
	Earnings per share-basic	1.24	0.87	0.70	0.15
	Earnings per share-diluted	1.23	0.86	0.70	0.15

2020	Net sales	$670.9	$674.2	$665.7	$475.7
	Gross margin	246.2	255.7	243.5	165.9
	Net earnings attributable to MillerKnoll, Inc.	48.3	78.7	37.9	(173.6)
	Earnings per share-basic	0.82	1.33	0.64	(2.94)
	Earnings per share-diluted	0.81	1.32	0.64	(2.94)
(1) Effective May 30, 2021, we elected to change our method of accounting for the cost of certain inventories within our Americas Segment from the last-in, first-out method ("LIFO") to first-in, first-out method ("FIFO"), which were our only operations that were using the LIFO cost method. All prior periods presented have been retrospectively adjusted to apply the effects of the change.
(2) For some line items, the sum of the quarters does not equal the annual balance reflected in the Consolidated Statements of Comprehensive Income due to rounding associated with the calculations on an individual quarter basis.

                                         103

Management's Report on Internal Control over Financial Reporting
To the Board of Directors and Stockholders of MillerKnoll, Inc.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). The internal control over financial reporting at MillerKnoll, Inc. is designed to provide reasonable assurance to our stakeholders that the financial statements of the Company fairly represent its financial condition and results of operations.
Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect all misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of May 28, 2022, based on the original framework in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes the Company's internal control over financial reporting was effective as of May 28, 2022.
KPMG LLP has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included herein.

/s/ Andrea R. Owen
Andrea R. Owen
Chief Executive Officer

/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
MillerKnoll, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of MillerKnoll, Inc. and subsidiaries (the Company) as of May 28, 2022 and May 29, 2021, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended May 28, 2022, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of May 28, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 28, 2022 and May 29, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended May 28, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 28, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has elected to change its method of accounting for the cost of certain inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method as of June 1, 2019.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
                                         105

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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of acquired intangible assets - Knoll acquisition
As discussed in Note 3 to the consolidated financial statements, the Company completed the acquisition of Knoll, Inc. on July 19, 2021, for total consideration of $1,887.3 million. Accordingly, the assets acquired and liabilities assumed were recognized based on their acquisition date fair values, including identified intangible assets of $756.6 million. The Company primarily used valuation techniques under the income approach to determine the fair value of the identified intangible assets.
We identified the evaluation of the fair value of certain trade name and customer relationship intangible assets acquired in the Knoll acquisition as a critical audit matter because of the significant judgments made by management to estimate the fair values and the sensitivity of the calculated fair values to possible changes in the significant assumptions. Additionally, the audit effort associated with the evaluation of the fair value of these certain acquired intangible assets required specialized skills and knowledge. Specifically, subjective and challenging auditor judgment was required to evaluate the following significant assumptions:
Trade names
•Forecasted revenue growth rates
•Estimated royalty rates
•Discount rates
Customer relationships
•Forecasted revenue growth rates
•Forecasted operating margins
•Discount rates
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition-date valuation process, including controls over the development and selection of significant assumptions related to the valuation of these certain intangible assets. We evaluated the reasonableness of management’s forecasted revenue growth rates and operating margins by comparing the forecasts to historical revenue growth rates and operating margins, as well as external competitor and industry data. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s royalty rates by comparing the selected royalty rates to the forecasted operating margins of the Knoll entities and publicly available data for comparable licensing agreements
•evaluating the Company’s discount rates by comparing the Company’s inputs to the discount rates to publicly available data for comparable entities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.
Chicago, Illinois
July 26, 2022
                                         107

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None
Item 9A Controls and Procedures

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 28, 2022 and have concluded that as of that date, the Company's disclosure controls and procedures were effective.

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
(c)
Changes in Internal Control Over Financial Reporting. On July 19, 2021, the Company completed its acquisition of Knoll. The Company is currently in the process of integrating Knoll’s internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Except for the inclusion of Knoll, there were no changes in the Company's internal control over financial reporting during the fourth quarter ended May 28, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B Other Information
None
Item 9C Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable

PART III
Item 10 Directors, Executive Officers and Corporate Governance
Directors, Executive Officers, Promoters and Control Persons
Information relating to directors and director nominees of the Company is contained under the caption “Director and Executive Officer Information” in the Company's definitive Proxy Statement, relating to the Company's 2022 Annual Meeting of Stockholders, and the information within that section is incorporated by reference. Information relating to executive officers of the Company is included in Part I hereof entitled “Information About Our Executive Officers.”
Compliance with Section 16(a) of the Exchange Act
Information relating to compliance with Section 16(a) of the Exchange Act is contained under the caption “Delinquent Section 16(a) Reports” in the Company's definitive Proxy Statement, relating to the Company's 2022 Annual Meeting of Stockholders, and the information within that section is incorporated by reference.
Code of Ethics
The Company has adopted a Code of Business Conduct and Ethics that serves as the code of ethics for the executive officers and senior financial officers and as the code of business conduct for all Company directors and employees. This code is made available free of charge through the “Legal” section of the Company's website at www.millerknoll.com. Any amendments to, or waivers from, a provision of this code applicable to any such officers will be posted to the "Legal" section of the Company's website.
Corporate Governance
Information relating to the identification of the audit committee, audit committee financial experts, and director nomination procedures of the Company is contained under the captions “Board Committees” and “Corporate Governance and Board Matters — Director Nominations” in the Company's definitive Proxy Statement, relating to the Company's 2022 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference.
Item 11 Executive Compensation
Information relating to executive compensation is contained under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination, Death, Disability, Retirement or Change in Control,” “Director Compensation,” “Director Compensation Table,” and "Compensation Committee Interlocks and Insider Participation” in the Company's definitive Proxy Statement, relating to the Company's 2022 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference. The information under the caption “Compensation Committee Report” is incorporated by reference, however, such information is not deemed filed with the SEC.
Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The sections entitled “Voting Securities and Principal Shareholders,” “Director and Executive Officer Information,” and “Equity Compensation Plan Information” in the Company's definitive Proxy Statement, relating to the Company's 2022 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference.
                                         109

Item 13 Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions contained under the captions “Certain Relationships and Related Party Transactions,” and “Corporate Governance and Board Matters — Determination of Independence of Board Members” in the Company's definitive Proxy Statement, relating to the Company's 2022 Annual Meeting of Stockholders and the information within these sections is incorporated by reference.
Item 14 Principal Accountant Fees and Services
The Company's independent registered public accounting firm is KPMG LLP, Chicago, IL, Auditor Firm ID: 185.
Information relating to the ratification of the selection of the Company's independent public accountants and concerning the payments to our principal accountants and the services provided by our principal accounting firm set forth under the captions "Ratification of the Audit Committee's selection of Independent Registered Public Accounting Firm" including “Disclosure of Fees Paid to Independent Auditors” in the Company's definitive Proxy Statement, relating to the Company's 2022 Annual Meeting of Stockholders, and the information within that section is incorporated by reference.

PART IV
Item 15 Exhibits and Financial Statement Schedule

(a)	The following documents are filed as a part of this report:

	1.	Financial Statements

	The following Consolidated Financial Statements of the Company are included in this Annual Report on Form 10-K on the pages noted:

			Page Number in this Form 10-K
	Consolidated Statements of Comprehensive Income		48
	Consolidated Balance Sheets		49
	Consolidated Statements of Stockholders' Equity		50
	Consolidated Statements of Cash Flows		51
	Notes to the Consolidated Financial Statements		53
	Management's Report on Internal Control over Financial Reporting		103
	Report of Independent Registered Public Accounting Firms		104

	2.	Financial Statement Schedule

	The following financial statement schedule is included in this Annual Report on Form 10-K on the pages noted:

			Page Number in this Form 10-K
	Schedule II-	Valuation and Qualifying Accounts	114

	All other schedules required by Form 10-K Annual Report have been omitted because they were not applicable, included in the Notes to the Consolidated Financial Statements, or otherwise not required under instructions contained in Regulation S-X.

	3.	Exhibits

	Refer to the Exhibit Index which is included below.

                                         111

Exhibit Index

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

(2.1)
Agreement and Plan of Merger, by and among Herman Miller, Inc., Heat Merger Sub, Inc. and Knoll, Inc., dated as of April 19, 2021, is incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K Report filed April 22, 2021 (Commission File No. 001-15141).

(2.2)
Stock Purchase Agreement, by and between Furniture Investments Acquisitions S.C.S. and Herman Miller, Inc., dated as of April 19, 2021, is incorporated by reference to Exhibit 2.2 of the Registrant's Form 8-K Report filed April 22, 2021 (Commission File No. 001-15141).

(3)	Articles of Incorporation and Bylaws

	(3.1)	Restated Articles of Incorporation, dated October 19, 2021, are incorporated by reference to Exhibit 3(a) of Registrant's Form 10-Q Report filed January 5, 2022 (Commission File No. 001-15141).

	(3.2)	Amended and Restated Bylaws, dated effective November 1, 2021, are incorporated by reference to Exhibit 3(b) of the Registrant's Form 10-Q Report January 5, 2022 (Commission File No. 001-15141).

(4)	Instruments Defining the Rights of Security Holders

	(4.1)	Other instruments which define the rights of holders of long-term debt individually represent debt of less than 10% of total assets. In accordance with item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish to the SEC copies of such agreements upon request.

	(4.2)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

(10)	Material Contracts

(10.1)
Credit Agreement dated as of July 19, 2021, by and among Herman Miller, Inc.; the lenders and other parties party thereto: Goldman Sachs Bank USA and Wells Fargo Bank, National Association, as administrative agents; and Goldman Sachs Bank USA, as collateral agent, is incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed July 20, 2021 (Commission File No. 001-15141).

	(10.2)	Amendment No. 1 to Credit Agreement, dated as of September 22, 2021, is incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q filed October 6, 2021 (Commission File No. 001-15141)

	(10.3)	MillerKnoll, Inc. 2019 Executive Incentive Cash Bonus Plan, as amended.(1)

	(10.4)	MillerKnoll, Inc. 2020 Long-Term Incentive Plan, as amended.(1)

	(10.5)	MillerKnoll, Inc. 2020 Long-Term Incentive Plan Stock Option Agreement. (1)

	(10.6)	MillerKnoll, Inc. 2020 Long-Term Incentive Plan Premium Stock Option Agreement. (1)

(10.7)	MillerKnoll, Inc. 2020 Long-Term Incentive Plan Restricted Stock Unit Award Agreement. (1)

(10.8)	MillerKnoll, Inc. 2020 Long-Term Incentive Plan Revenue Performance Share Unit with TSR Multiplier Award Agreement.(1)

(10.9	MillerKnoll, Inc. 2020 Long-Term Incentive Plan Operating Income Performance Share Unit with TSR Multiplier Award Agreement.(1)

(10.10)	MillerKnoll, Inc. 2020 Long-Term Incentive Plan Non-Financial Metric(s) Performance Share Unit with TSR Multiplier Award Agreement.(1)

(10.11)	Herman Miller, Inc. 2020 Long-Term Incentive Plan Performance Restricted Stock Unit Award Agreement.(1)

(10.12)	Knoll, Inc. 2021 Stock Incentive Plan, as amended. (1)

(10.13)
Amended and Restated MillerKnoll, Inc. Director Deferred Compensation Plan is incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q filed January 5, 2022 (Commission File No. 001-15141).(1)

(10.14)
Trust Under the Herman Miller, Inc. Nonemployee Officer and Director Compensation Plan is incorporated by reference to Exhibit 10(q) of the Registrant's Form 10-K Report filed July 26, 2016 (Commission File No. 001-15141).(1)

(10.15)	MillerKnoll, Inc. Executive Equalization Retirement Plan.(1)

(10.16)	Form of Management Continuity Agreement of the Registrant is incorporated by reference to Exhibit 10 (c) of Registrant's Form 10-K filed July 28, 2020 (Commission File No. 001-15141).(1)

(10.17)	Form of Indemnification Agreement between MillerKnoll, Inc. and directors. (1)

(10.18)	Form of Indemnification Agreement between MillerKnoll, Inc. and certain employees, including executive officers of MillerKnoll, Inc., serving as a director or officer of a foreign subsidiary.(1)

(10.19)
Employment Agreement between Herman Miller, Inc. and Andrea R. Owen, Chief Executive Officer, dated August 3, 2018, is incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q filed October 10, 2018 (Commission File No. 001-15141).(1)

(10.20)
Stock Option Agreement between Herman Miller, Inc. and Andrea Owen is incorporated by reference to Exhibit 10.5 of the Registrant's Form 10-Q Report filed January 9, 2019 (Commission File No. 001-15141). (1)

(10.21)
Restricted Stock Unit Award Agreement between Herman Miller, Inc. and Andrea Owen is incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-Q Report filed January 9, 2019 (Commission File No. 001-15141).(1)

(10.22)
HMVA Performance Share Award Agreement between Herman Miller, Inc. and Andrea Owen is incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-Q Report filed January 9, 2019 (Commission File No. 001-15141).(1)

(10.23)
TSR Performance Share Unit Award Agreement between Herman Miller, Inc. and Andrea Owen is incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-Q Report filed January 9, 2019 (Commission File No. 001-15141).(1)

(10.24)	Chris Baldwin Offer Letter dated June 13, 2021. (1)

(10.25)	Restricted Stock Agreement under the Knoll, Inc. 2018 Stock Incentive Plan. (1)

(10.26)
Performance-Based Stock Unit Agreement under the Knoll, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.19(r) to the Form 10-K filed by Knoll, Inc. on March 1, 2021) (see modifications implemented pursuant to the Agreement and Plan of Merger filed as Exhibit 2.1 with this Form 10-K). (1)

(10.27)	Restricted Share Agreement under the Knoll, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.17(c) to the Form 10-K filed by Knoll, Inc. on March 1, 2021). (1)

(10.28)
Performance-Based Stock Unit Agreement under the Knoll, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.18(c) to the Form 10-K filed by Knoll, Inc. on March 1, 2021) (see modifications implemented pursuant to the Agreement and Plan of Merger filed as Exhibit 2.1 with this Form 10-K). (1)

                                         113

(18)	Preferability Letter from KPMG LLP dated July 26, 2022.

(21)	Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney (included on the signature page to this Form 10-K Report).

(31.1)	Certificate of the Chief Executive Officer of Herman Miller, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certificate of the Chief Financial Officer of Herman Miller, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certificate of the Chief Executive Officer of Herman Miller, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certificate of the Chief Financial Officer of Herman Miller, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).
    (1) Denotes compensatory plan or arrangement.

Schedule II - Valuation and Qualifying Accounts
(In millions)

Column A	Column B	Column C		Column D	Column E
Description	Balance at beginning of period	Charges to expenses or net sales	Charges to other accounts (4)	Deductions (3)	Balance at end of period
Year ended May 28, 2022:
Accounts receivable allowances — uncollectible accounts(1)	$4.8	$1.3	$4.7	$(2.2)	$8.6
Accounts receivable allowances — credit memo(2)	0.7	0.4	—	—	1.1
Valuation allowance for deferred tax asset	8.9	0.4	—	2.4	11.7
Year ended May 29, 2021:
Accounts receivable allowances — uncollectible accounts(1)	$4.3	$1.7	$—	$(1.2)	$4.8
Accounts receivable allowances — credit memo(2)	0.1	—	—	0.6	0.7
Allowance for possible losses on notes receivable	0.3	(0.3)	—	—	—
Valuation allowance for deferred tax asset	10.6	(2.3)	—	0.6	8.9
Year ended May 30, 2020:
Accounts receivable allowances — uncollectible accounts(1)	$2.9	$2.3	$—	$(0.9)	$4.3
Accounts receivable allowances — credit memo(2)	0.6	—	—	(0.5)	0.1
Allowance for possible losses on notes receivable	0.3	—	—	—	0.3
Valuation allowance for deferred tax asset	10.4	0.4	—	(0.2)	10.6
(1) Activity under the “Charges to expense or net sales” column are recorded within Selling, general and administrative expenses.
(2) Activity under the “Charges to expenses or net sales” column are recorded within Net sales.
(3) Represents amounts written off, net of recoveries and other adjustments. Includes effects of foreign translation.
(4) Represents reserves recorded related to the Knoll entity.

Item 16 Form 10-K Summary
None
                                         115

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MillerKnoll, Inc.
/s/ Jeffrey M. Stutz
By	Jeffrey M. Stutz Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory for Registrant)

Date: July 26, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on July 26, 2022 by the following persons on behalf of the Registrant in the capacities indicated.

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