Form 10-Q
period 2022-09-03
MILLERKNOLL, INC.
filed 2022-10-12
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 3, 2022
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

As of October 7, 2022, MillerKnoll, Inc. had 75,556,589 shares of common stock outstanding.

MillerKnoll, Inc.
Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements
MillerKnoll, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)

(Dollars in millions, except share data)	Three Months Ended
(Unaudited)	September 3, 2022	August 28, 2021
Net sales	$1,078.8	$789.7
Cost of sales	706.7	512.0
Gross margin	372.1	277.7
Operating expenses:
Selling, general and administrative	296.9	306.8
Restructuring expense	0.5	—
Design and research	23.9	23.5
Total operating expenses	321.3	330.3
Operating earnings (loss)	50.8	(52.6)
Interest expense	16.7	5.6
Interest and other investment income	0.4	0.3
Other (income) expense, net	0.8	12.7
Earnings (loss) before income taxes and equity income	33.7	(70.6)
Income tax expense (benefit)	6.3	(10.7)
Equity income from nonconsolidated affiliates, net of tax	—	0.1
Net earnings (loss)	27.4	(59.8)
Net earnings attributable to redeemable noncontrolling interests	1.6	1.6
Net earnings (loss) attributable to MillerKnoll, Inc.	$25.8	$(61.4)

Earnings (loss) per share — basic	$0.34	$(0.92)
Earnings (loss) per share — diluted	$0.34	$(0.92)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(72.5)	$(16.0)
Pension and post-retirement liability adjustments	0.4	2.3
Unrealized gain (loss) on interest rate swap agreement	14.3	(1.0)
Other comprehensive (loss), net of tax	$(57.8)	$(14.7)
Comprehensive (loss)	(30.4)	(74.5)
Comprehensive income attributable to redeemable noncontrolling interests	1.7	2.1
Comprehensive (loss) income attributable to MillerKnoll, Inc.	$(32.1)	$(76.6)

See accompanying notes to Condensed Consolidated Financial Statements.

MillerKnoll, Inc.
Condensed Consolidated Balance Sheets

(Dollars in millions, except share data)
(Unaudited)	September 3, 2022	May 28, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$215.8	$230.3
Short-term investments	—	—
Accounts receivable, net of allowances of $7.5 and $9.7	338.5	348.9
Unbilled accounts receivable	33.8	32.0
Inventories, net	615.5	587.3
Prepaid expenses	118.5	112.1
Other current assets	9.1	7.3
Total current assets	1,331.2	1,317.9
Property and equipment, at cost	1,511.5	1,509.7
Less — accumulated depreciation	(952.0)	(928.2)
Net property and equipment	559.5	581.5
Right of use assets	418.1	425.8
Goodwill	1,197.5	1,226.2
Indefinite-lived intangibles	491.3	501.0
Other amortizable intangibles, net of accumulated amortization of $138.0 and $134.7	342.8	362.4
Other noncurrent assets	107.0	99.2
Total Assets	$4,447.4	$4,514.0

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$303.2	$355.1
Short-term borrowings and current portion of long-term debt	28.7	29.3
Accrued compensation and benefits	93.8	128.6
Short-term lease liability	78.1	79.9
Accrued warranty	20.5	18.8
Customer deposits	116.4	125.3
Other accrued liabilities	132.3	140.4
Total current liabilities	773.0	877.4
Long-term debt	1,484.4	1,379.2
Pension and post-retirement benefits	21.7	25.0
Lease liabilities	391.7	398.2
Other liabilities	301.1	300.2
Total Liabilities	2,971.9	2,980.0
Redeemable noncontrolling interests	100.7	106.9
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 75,556,031 and 75,824,241 shares issued and outstanding in fiscal 2023 and 2022, respectively)	15.1	15.2
Additional paid-in capital	819.3	825.7
Retained earnings	705.3	693.3
Accumulated other comprehensive loss	(164.9)	(107.1)
Deferred compensation plan	—	—
Total Stockholders' Equity	1,374.8	1,427.1
Total Liabilities, Redeemable Noncontrolling Interests, and Stockholders' Equity	$4,447.4	$4,514.0
See accompanying notes to Condensed Consolidated Financial Statements.

MillerKnoll, Inc.
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Three Months Ended
(Unaudited)	September 3, 2022	August 28, 2021
Cash Flows from Operating Activities:
Net earnings (loss)	$27.4	$(59.8)
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	39.6	59.7
Stock-based compensation	5.4	15.1
Amortization of deferred financing costs	1.2	0.4
Deferred taxes	0.1	(8.2)
Restructuring expense	0.5	—
Loss on extinguishment of debt	—	13.4
(Increase) decrease in current assets	(47.2)	(65.8)
(Decrease) increase in current liabilities	(91.2)	(5.0)
Other, net	(0.6)	(1.5)
Net Cash Used in Operating Activities	(64.8)	(51.7)

Cash Flows from Investing Activities:
Notes receivables issued	(4.5)	—
Capital expenditures	(17.3)	(18.6)
Acquisitions, net of cash received	—	(1,088.5)
Proceeds from loan on cash surrender value of life insurance	13.5	—
Other, net	(1.9)	2.4
Net Cash Used in Investing Activities	(10.2)	(1,104.7)

Cash Flows from Financing Activities:
Repayments of long-term debt	(6.6)	(50.0)
Proceeds from issuance of debt, net of discounts	—	1,007.0
Payments of deferred financing costs	—	(9.3)
Proceeds from credit facility	401.4	366.6
Repayments of credit facility	(290.5)	(276.6)
Payment of make whole premium on debt	—	(13.4)
Dividends paid	(14.2)	(11.1)
Common stock issued	1.7	2.2
Common stock repurchased and retired	(14.3)	(11.0)
Other, net	(0.5)	(2.8)
Net Cash Provided by Financing Activities	77.0	1,001.6

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(16.5)	(6.5)
Net Decrease in Cash and Cash Equivalents	(14.5)	(161.3)

Cash and Cash Equivalents, Beginning of Period	230.3	396.4
Cash and Cash Equivalents, End of Period	$215.8	$235.1
See accompanying notes to Condensed Consolidated Financial Statements.

MillerKnoll, Inc.
Condensed Consolidated Statements of Stockholders' Equity

	Three Months Ended September 3, 2022
(Dollars in millions, except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation Plan	MillerKnoll, Inc. Stockholders' Equity
(Unaudited)	Shares	Amount
May 28, 2022	75,824,241	$15.2	$825.7	$693.3	$(107.1)	$—	$1,427.1
Net earnings	—	—	—	25.8	—	—	25.8
Other comprehensive income, net of tax	—	—	—	—	(57.8)	—	(57.8)
Stock-based compensation expense	(13,474)	—	5.4	—	—	—	5.4
Exercise of stock options	43,469	—	1.0	—	—	—	1.0
Restricted and performance stock units released	160,551	—	0.1	—	—	—	0.1
Employee stock purchase plan issuances	35,753	—	0.8	—	—	—	0.8
Repurchase and retirement of common stock	(494,509)	(0.1)	(14.2)	—	—	—	(14.3)
Dividends declared ($0.1875 per share)	—	—	—	(14.3)	—	—	(14.3)
Other	—	—	0.5	0.5	—	—	1.0
September 3, 2022	75,556,031	$15.1	$819.3	$705.3	$(164.9)	$—	$1,374.8

	Three Months Ended August 28, 2021
(Dollars in millions, except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation Plan	MillerKnoll, Inc. Stockholders' Equity
(Unaudited)	Shares	Amount
May 29, 2021	59,029,165	$11.8	$94.7	$819.3	$(65.1)	$(0.2)	$860.5
Net earnings	—	—	—	(61.3)	—	—	(61.3)
Other comprehensive income, net of tax	—	—	—	—	(15.2)	—	(15.2)
Stock-based compensation expense	—	—	15.1	—	—	—	15.1
Exercise of stock options	49,584	—	1.3	—	—	—	1.3
Restricted and performance stock units released	358,016	—	—	—	—	—	—
Employee stock purchase plan issuances	19,020	—	0.7	—	—	—	0.7
Repurchase and retirement of common stock	(267,522)	—	(11.0)	—	—	—	(11.0)
Shares issued for the acquisition of Knoll	15,843,921	3.2	685.1	—	—	—	688.3
Pre-combination expense from Knoll rollover	751,907	0.2	22.4	—	—	—	22.6
Dividends declared ($0.1875 per share)	—	—	—	(14.3)	—	—	(14.3)
August 28, 2021	75,784,091	$15.2	$808.3	$743.7	$(80.3)	$(0.2)	$1,486.7

See accompanying notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share data)
(unaudited)
1. Description of Business
MillerKnoll, Inc. (the "Company") researches, designs, manufactures, sells, and distributes interior furnishings for use in various environments including office, healthcare, educational, and residential settings and provides related services that support companies all over the world. The Company's products are sold through independent contract office furniture dealers, retail studios, the Company’s eCommerce platforms, direct mail catalogs, as well as direct customer sales and independent retailers..
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
Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared by MillerKnoll, Inc. in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Management believes the disclosures made in this document are adequate with respect to interim reporting requirements. Unless otherwise noted or indicated by the context, all references to "MillerKnoll," "we," "our," "Company" and similar references are to MillerKnoll, Inc., its predecessors, and controlled subsidiaries.
The accompanying unaudited Condensed Consolidated Financial Statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly the financial position of the Company as of September 3, 2022. Operating results for the three months ended September 3, 2022 are not necessarily indicative of the results that may be expected for the year ending June 3, 2023 ("fiscal 2023"). It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 28, 2022 ("fiscal 2022"). All intercompany transactions have been eliminated in the Condensed Consolidated Financial Statements. The financial statements of equity method investments are not consolidated.
Segment Reorganization
Effective as of May 29, 2022, the beginning of fiscal year 2023, the Company implemented an organizational change that resulted in a change in the reportable segments. The Company has recast historical results to reflect this change. See Note 15 "Operating Segments" for additional information.
The Company's fiscal year is the 52 or 53 week period ending on the Saturday closest to May 31. The fiscal year ended May 28, 2022 ("fiscal 2022") was a 52 week period while the fiscal year ending June 3, 2023 ("fiscal 2023") will be a 53 week period. The first quarter of fiscal 2022 contained 13 weeks and the first quarter of fiscal 2023 contained 14 weeks.
Change in Accounting Principle
In the fourth quarter of fiscal 2022, we elected to change our method of accounting for the cost of certain inventories within our Americas segment from the last-in, first-out method (“LIFO”) to first-in, first-out method (“FIFO”). With this change there are no longer any inventories accounted for under the LIFO method. We have retrospectively adjusted the Consolidated Financial Statements for the prior period presented to reflect this change.
2. Recently Issued Accounting Standards
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
3. Revenue from Contracts with Customers
Disaggregated Revenue
Revenue disaggregated by contract type is provided in the table below:

	Three Months Ended
(In millions)	September 3, 2022	August 28, 2021
Net Sales:
Single performance obligation
Product revenue	$1,007.7	$736.3
Multiple performance obligations
Product revenue	66.5	49.6
Service revenue	1.2	1.9
Other	3.4	1.9
Total	$1,078.8	$789.7
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

Revenue disaggregated by product type and reportable segment is provided in the table below:

	Three Months Ended
(In millions)	September 3, 2022	August 28, 2021
Americas Contract:
Workplace	$338.7	$233.7
Performance Seating	118.9	92.6
Lifestyle	71.1	44.8
Other	8.7	10.2
Total Americas Contract	$537.4	$381.3

International Contract & Specialty:
Workplace	$44.4	$28.2
Performance Seating	68.9	49.7
Lifestyle	107.0	54.0
Other	52.2	35.2
Total International Contract & Specialty	$272.5	$167.1

Global Retail:
Workplace	$27.5	$19.0
Performance Seating	51.2	63.4
Lifestyle	189.8	158.5
Other	0.4	0.4
Total Global Retail	$268.9	$241.3

Total	$1,078.8	$789.7
(1) "Other" primarily consists of textiles, uncategorized product sales, and service sales.
Refer to Note 15 of the Condensed Consolidated Financial Statements for further information related to our reportable segments.
Contract Balances
Customers may make payments before the satisfaction of the Company's performance obligation and recognition of revenue. These payments represent contract liabilities and are included within the caption “Customer deposits” in the Condensed Consolidated Balance Sheets. During the three months ended September 3, 2022, and August 28, 2021 the Company recognized Net sales of $79.1 million and $41.1 million, respectively, related to customer deposits that were included in the balance sheet as of August 28, 2021 and May 28, 2022 respectively.
4. Acquisitions
Knoll, Inc.
On July 19, 2021, the Company completed its previously announced acquisition of Knoll, Inc. (“Knoll"), a leader in the design, manufacture, marketing and sale of high-end furniture products and accessories for workplace and residential markets. The Company has included the financial results of Knoll in the condensed consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition, which included financial advisory, legal, proxy filing, regulatory and financing fees, were approximately $30.0 million for the twelve months ended May 28, 2022 and were recorded in general and administrative expenses. Of the total transaction costs, $26.7 million were recorded in the three months ended August 28, 2021.
Under the terms of the Agreement and Plan of Merger, each issued and outstanding share of Knoll common stock (excluding shares exercising dissenters rights, shares owned by Knoll as treasury stock, shares owned by the deal parties or their subsidiaries, or shares subject to Knoll restricted stock awards) was converted into a right to receive 0.32 shares of Herman

Miller, Inc. (now MillerKnoll, Inc.) common stock and $11.00 in cash, without interest. The acquisition date fair value of the consideration transferred for Knoll was $1,887.3 million, which consisted of the following (in millions, except share amounts):

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
Outstanding unvested restricted stock awards, performance stock awards, performance stock units and restricted stock units with a fair value of $53.4 million automatically converted into Company awards. Of the total fair value, $22.4 million was allocated to purchase consideration and $31.0 million was allocated to future services and will be expensed over the remaining service periods on a straight-line basis. Per the terms of the converted awards any qualifying termination within the twelve months subsequent to the acquisition resulted in accelerated vesting and related recognition of expense.
The transaction was accounted for as a business combination which requires that assets and liabilities assumed be recognized at their fair value as of the acquisition date. The following table summarizes the fair value of assets acquired and liabilities assumed as of the date of acquisition:

(In millions)	Fair Value
Cash	$88.0
Accounts receivable	82.3
Inventories	219.9
Other current assets	29.2
Property and equipment	296.5
Right-of-use assets	202.7
Intangible assets	756.6
Goodwill	903.5
Other noncurrent assets	25.1
Total assets acquired	2,603.8

Accounts payable	144.0
Other current liabilities	153.1
Lease liabilities	177.8
Other liabilities	241.6
Total liabilities assumed	716.5
Net Assets Acquired	$1,887.3
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill is attributed to the assembled workforce of Knoll and anticipated operational synergies. Goodwill related to the acquisition was allocated to each of the reporting segments with a total value as of the opening balance sheet date of $903.5 million. Goodwill arising from the acquisition is not deductible for tax reporting purposes.
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
Unaudited Pro Forma Results of Operations
The results of Knoll's operations have been included in the Consolidated Financial Statements beginning on July 19, 2021. The following table provides pro forma results of operations for the three months ended August 28, 2021, as if Knoll had been acquired as of May 31, 2020. The pro forma results include certain purchase accounting adjustments such as the estimated change in depreciation and amortization expense on the acquired tangible and intangible assets. The pro forma results also include the impact of incremental interest expense incurred to finance the merger. Transaction related costs, including debt extinguishment costs related to the transaction, have been eliminated from the pro forma amounts presented in both periods. Pro forma results do not include any anticipated cost savings from the integration of this acquisition. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated or that may result in the future.

Three Months Ended
(In millions)	August 28, 2021
Net sales	$943.9
Net (loss) attributable to MillerKnoll, Inc.	$(24.3)
5. Inventories, net

(In millions)	September 3, 2022	May 28, 2022
Finished goods and work in process	$451.0	$441.6
Raw materials	164.5	145.7
Total	$615.5	$587.3
Inventories are primarily valued using the first-in first-out method.
6. Goodwill and Indefinite-Lived Intangibles
Goodwill and other indefinite-lived intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following as of September 3, 2022 and May 28, 2022:

(In millions)	Americas Contract	International Contract & Specialty	Global Retail	Total
May 28, 2022
Goodwill	$530.1	$340.9	$480.6	1,351.6
Foreign currency translation adjustments	(9.7)	(8.9)	(10.0)	(28.6)
Accumulated impairment losses	—	(36.7)	(88.8)	(125.5)
September 3, 2022	$520.4	$295.3	$381.8	$1,197.5
Other indefinite-lived assets included in the Consolidated Balance Sheets consist of the following:

(In millions)	Indefinite-lived Intangible Assets
May 28, 2022	$501.0
Foreign currency translation adjustments	(9.7)
September 3, 2022	$491.3
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
Each of the reporting units were reviewed for impairment using a qualitative assessment as of March 31, 2022, our annual testing date. In performing the qualitative impairment test for fiscal year 2022, the Company determined that the fair value of its reporting units exceeded the carrying amount and, as such, these reporting units were not impaired.
In connection with the segment reorganization, certain of the Company’s reporting units have changed in composition, and goodwill was reallocated between such reporting units using a relative fair value approach. Accordingly, the Company performed interim goodwill impairment tests in the first quarter of 2023 for each reporting unit. Based on the results of the tests performed, the Company determined that the fair value of each reporting unit, both before and after the reorganization, exceeded its respective carrying amount.
Intangible assets with indefinite useful lives are not subject to amortization and are evaluated annually for impairment, or more frequently when events or changes in circumstances indicate that the fair value of an intangible asset may not be recoverable.

7. Employee Benefit Plans
The following table summarizes the components of net periodic benefit cost for the Company's defined benefit pension plans:

	Pension Benefits
	Three Months Ended September 3, 2022		Three Months Ended August 28, 2021
(In millions)	Domestic	International	Domestic	International
Service cost	$—	$—	$0.1	$—
Interest cost	1.5	0.8	0.5	0.8
Expected return on plan assets(1)	(2.0)	(1.2)	(1.0)	(1.8)
Net amortization loss	—	0.6	—	1.7
Net periodic benefit cost	$(0.5)	$0.2	$(0.4)	$0.7
(1)The weighted-average expected long-term rate of return on plan assets is 4.99%.
8. Earnings Per Share
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share ("EPS") for the three months ended:

	Three Months Ended
	September 3, 2022	August 28, 2021
Numerators:
Numerator for both basic and diluted EPS, Net earnings (loss) attributable to MillerKnoll, Inc. - in millions	$25.8	$(61.4)

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	75,482,572	66,302,214
Potentially dilutive shares resulting from stock plans	784,394	—
Denominator for diluted EPS	76,266,966	66,302,214
Antidilutive equity awards not included in weighted-average common shares - diluted	—	1,328,275
9. Stock-Based Compensation
The following table summarizes the stock-based compensation expense and related income tax effect for the three months ended:

	Three Months Ended
(In millions)	September 3, 2022	August 28, 2021
Stock-based compensation expense	$5.4	$15.1
Related income tax effect	$1.3	$3.7
The decrease in stock-based compensation expense was driven in part by the prior year's acceleration of stock-based compensation award expense related to the workforce reductions subsequent to the Knoll integration.
Certain Company equity-based compensation awards contain provisions that allow for continued vesting into retirement. Stock-based awards are considered fully vested for expense attribution purposes when the employee's retention of the award is no longer contingent on providing subsequent service.
10. Income Taxes
The Company's process for determining the provision for income taxes for the three months ended September 3, 2022 involved using an estimated annual effective tax rate which was based on expected annual income and statutory tax rates across the various jurisdictions in which it operates. The effective tax rates were 18.8% and 15.3%, respectively, for the three month periods ended September 3, 2022 and August 28, 2021. The year over year change in the effective tax rate for the three months ended September 3, 2022 resulted from the current year quarter reporting pre-tax book income with favorable foreign tax credit impacts in the United States and the same quarter of the prior year reporting pre-tax book loss with non-deductible discrete compensation and acquisition costs in connection with the Knoll acquisition. For the three months ended September 3, 2022, the effective tax rate is lower than the United States federal statutory rate due to the favorable impact of increased foreign tax credits in the United States resulting from the recapture of prior year overall domestic loss. For the three months ended August 28, 2021, the effective tax rate is lower than the United States federal statutory rate due to the impact of the Knoll acquisition related costs creating a pre-tax loss for the quarter coupled with non-deductible discrete compensation and acquisition costs in the quarter.
The Company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its Condensed Consolidated Statements of Comprehensive Income. Interest and penalties recognized in the Company's Condensed Consolidated Statements of Comprehensive Income were negligible for the three months ended September 3, 2022 and August 28, 2021.
The Company's recorded liability for potential interest and penalties related to uncertain tax benefits was:

(In millions)	September 3, 2022	May 28, 2022
Liability for interest and penalties	$1.0	$0.9
Liability for uncertain tax positions, current	$2.2	$2.3
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
For the majority of tax jurisdictions, the Company is no longer subject to state, local, or non-United States income tax examinations by tax authorities for fiscal years before 2019.
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
The carrying value and fair value of the Company's long-term debt, including current maturities, is as follows for the periods indicated:

(In millions)	September 3, 2022	May 28, 2022
Carrying value	$1,531.7	$1,427.9
Fair value	$1,357.9	$1,364.7
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
The following table sets forth financial assets and liabilities measured at fair value through net income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of September 3, 2022 and May 28, 2022.

(In millions)	September 3, 2022		May 28, 2022
Financial Assets	NAV	Quoted Prices with Other Observable Inputs (Level 2)	NAV	Quoted Prices with Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$18.5	$—	$31.8	$—
Foreign currency forward contracts	—	1.2	—	0.4
Deferred compensation plan	—	15.6	—	15.0
Total	$18.5	$16.8	$31.8	$15.4

Financial Liabilities
Foreign currency forward contracts	—	5.1	—	1.0
Total	$—	$5.1	$—	$1.0
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
The following table sets forth financial assets and liabilities measured at fair value through other comprehensive income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of September 3, 2022 and May 28, 2022.

(In millions)		September 3, 2022	May 28, 2022
Financial Assets	Balance Sheet Location	Quoted Prices with Other Observable Inputs (Level 2)	Quoted Prices with Other Observable Inputs (Level 2)
Interest rate swap agreement	Other noncurrent assets	50.6	31.9
Total		$50.6	$31.9

Financial Liabilities
Interest rate swap agreement	Other liabilities	—	—
Total		$—	$—
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
The interest rate swaps were designated as cash flow hedges at inception and the facts and circumstances of the hedged relationships remain consistent with the initial quantitative effectiveness assessment in that the hedged instruments remain an effective accounting hedge as of September 3, 2022. Since a designated derivative meets hedge accounting criteria, the fair value of the hedge is recorded in the Consolidated Statements of Stockholders’ Equity as a component of "Accumulated other comprehensive loss, net of tax." The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings. The interest rate swap agreements are assessed for hedge effectiveness on a quarterly basis.

(In millions)	Notional Amount	Forward Start Date	Termination Date	Effective Fixed Interest Rate
September 2016 Interest Rate Swap	$150.0	January 3, 2018	January 3, 2028	1.949%
June 2017 Interest Rate Swap	$75.0	January 3, 2018	January 3, 2028	2.387%
January 2022 Interest Rate Swap	$575.0	January 31, 2022	January 29, 2027	1.689%
The swaps above effectively converted indebtedness anticipated to be borrowed on the Company's revolving line of credit up to the notional amounts from a LIBOR-based floating interest rate plus applicable margin to an effective fixed rate plus applicable margin under the agreements as of the forward start date.
The following table summarizes the effects of the interest rate swap agreements for the three months ended:

	Three Months Ended
(In millions)	September 3, 2022	August 28, 2021
Gain recognized in Other comprehensive loss (effective portion)	$14.3	$(1.0)
(Loss) reclassified from Accumulated other comprehensive loss into earnings	$(0.4)	$(0.8)
There were no gains or losses recognized in earnings for hedge ineffectiveness for the three month periods ended September 3, 2022 and August 28, 2021. The amount of loss expected to be reclassified from Accumulated other comprehensive loss into earnings during the next twelve months is $15.0 million, and net of tax is $11.2 million.
Redeemable Noncontrolling Interests
Changes in the Company's redeemable noncontrolling interest in HAY for the three months ended September 3, 2022 and August 28, 2021 are as follows:

(In millions)	September 3, 2022	August 28, 2021
Beginning Balance	$106.9	$77.0
Net income attributable to redeemable noncontrolling interests	1.6	1.6
Distributions to redeemable noncontrolling interests	—	(3.9)
Cumulative translation adjustments attributable to redeemable noncontrolling interests	0.1	0.5
Foreign currency translation adjustments	(7.9)	(2.6)
Ending Balance	$100.7	$72.6
12. Commitments and Contingencies
Product Warranties
The Company provides coverage to the end-user for parts and labor on products sold under its warranty policy and for other product-related matters. The specific terms, conditions and length of those warranties vary depending upon the product sold. The Company does not sell or otherwise issue warranties or warranty extensions as stand-alone products. Reserves have been established for various costs associated with the Company's warranty programs. General warranty reserves are based on historical claims experience and other currently available information and are periodically adjusted for business levels and other factors. Specific reserves are established once an issue is identified with the amounts for such reserves based on the estimated cost of correction. The Company provides an assurance-type warranty that ensures that products will function as intended. As such, the Company's estimated warranty obligation is accounted for as a liability and is recorded within current and long-term liabilities within the Condensed Consolidated Balance Sheets.

Changes in the warranty reserve for the stated periods were as follows:

	Three Months Ended
(In millions)	September 3, 2022	August 28, 2021
Accrual Balance — beginning	$73.2	$60.1
Accrual for warranty matters	4.3	5.4
Settlements and adjustments	(5.2)	(5.8)
Acquired through business acquisition	—	15.1
Measurement period adjustments to the reserve made subsequent to the period ended August 28, 2021	—	(5.0)
Accrual Balance — ending	$72.3	$69.8
Guarantees
The Company is periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one year and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies. However, the Company is ultimately liable for claims that may occur against them. As of September 3, 2022, the Company had a maximum financial exposure related to performance bonds totaling approximately $7.0 million. The Company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The Company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded in respect to these bonds as of either September 3, 2022 or May 28, 2022.
The Company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of September 3, 2022, the Company had a maximum financial exposure from these standby letters of credit totaling approximately $14.5 million, all of which is considered usage against the Company's revolving line of credit. The Company has no history of claims, nor is it aware of circumstances that would require it to perform, under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded in respect to these arrangements as of September 3, 2022 or May 28, 2022.
Contingencies
The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect, if any, on the Company's Consolidated Financial Statements.
13. Short-Term Borrowings and Long-Term Debt
Short-term borrowings and long-term debt as of September 3, 2022 and May 28, 2022 consisted of the following:

(In millions)	September 3, 2022	May 28, 2022
Syndicated revolving line of credit, due July 2026	$523.9	$413.0
Term Loan A, 4.1250%, due July 2026	385.0	390.0
Term Loan B, 4.3750%, due July 2028	620.3	621.8
Supplier financing program	2.5	3.1
Total debt	$1,531.7	$1,427.9
Less: Unamortized discount and issuance costs	(18.6)	(19.4)
Less: Current debt	(28.7)	(29.3)
Long-term debt	$1,484.4	$1,379.2
In connection with the acquisition of Knoll, in July, 2021, the Company entered into a credit agreement that provided for a syndicated revolving line of credit and two term loans. The revolving line of credit provides the Company with up to $725 million in revolving variable interest borrowing capacity that matures in July 2026, replacing the previous $500 million syndicated revolving line of credit. The term loans consist of a five-year senior secured term loan "A" facility with an aggregate principal amount of $400 million and a seven-year senior secured term loan "B" facility with an aggregate principal amount of $625 million, the proceeds of which were used to finance a portion of the cash consideration for the acquisition of Knoll, for the repayment of certain debt of Knoll and to pay fees, costs and expenses related thereto. Both term loans have a LIBOR-based floating interest rate plus applicable margin. The credit agreement provides for the transition from LIBOR to SOFR, the recommended risk-free reference rate of the Federal Reserve Board and Alternative Reference Rates Committee, as of the LIBOR Transition Date, as defined within the credit agreement. The credit agreement includes accommodations regarding the transition to SOFR. In the three months ended August 28, 2021, the Company repaid $64 million of private placement notes due May 20, 2030 and a loss on extinguishment of debt of approximately $13.4 million was recognized as part of the repayment of the private placement notes, which represented the premium on early redemption. The Company made principal payments on term loan "A" and "B" during the three months ended September 3, 2022 in the amount of $5.0 million and $1.6 million, respectively.
Available borrowings under the syndicated revolving line of credit were as follows for the periods indicated:

(In millions)	September 3, 2022	May 28, 2022
Syndicated revolving line of credit borrowing capacity	$725.0	$725.0
Less: Borrowings under the syndicated revolving line of credit	523.9	413.0
Less: Outstanding letters of credit	14.5	15.4
Available borrowings under the syndicated revolving line of credit	$186.6	$296.6
Supplier Financing Program
The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations of the Company. Under this program, participating suppliers may finance payment obligations of the Company, prior to their scheduled due dates, at a discounted price to the third-party financial institution.
The Company has lengthened the payment terms for certain suppliers that have chosen to participate in the program. As a result, certain amounts due to suppliers have payment terms that are longer than standard industry practice and as such, these amounts have been excluded from “Accounts payable” in the Condensed Consolidated Balance Sheets as the amounts have been accounted for by the Company as current debt, within “Short-term borrowings and current portion of long-term debt”.
14. Accumulated Other Comprehensive Loss
The following table provides an analysis of the changes in accumulated other comprehensive loss for the three months ended September 3, 2022 and August 28, 2021:

(In millions)	Cumulative Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Interest Rate Swap Agreement	Accumulated Other Comprehensive Loss
Balance at May 28, 2022	$(93.9)	$(36.9)	$23.7	$(107.1)
Other comprehensive (loss) income, net of tax before reclassifications	(72.5)	—	14.7	(57.8)
Reclassification from accumulated other comprehensive loss - Other, net	—	0.5	(0.4)	0.1
Tax benefit	—	(0.1)	—	(0.1)
Net reclassifications	—	0.4	(0.4)	—
Net current period other comprehensive (loss) income	(72.5)	0.4	14.3	(57.8)
Balance at September 3, 2022	$(166.4)	$(36.5)	$38.0	$(164.9)

Balance at May 29, 2021	$(3.9)	$(50.4)	$(10.8)	$(65.1)
Other comprehensive income (loss), net of tax before reclassifications	(16.5)	—	(0.2)	(16.7)
Reclassification from accumulated other comprehensive loss - Other, net	—	2.5	(0.8)	1.7
Tax benefit	—	(0.2)	—	(0.2)
Net reclassifications	—	2.3	(0.8)	1.5
Net current period other comprehensive income (loss)	(16.5)	2.3	(1.0)	(15.2)
Balance at August 28, 2021	$(20.4)	$(48.1)	$(11.8)	$(80.3)
15. Operating Segments
Effective as of May 29, 2022, the beginning of fiscal year 2023, the Company implemented an organizational change that resulted in a change in the reportable segments. The Company has restated historical results to reflect this change. Below is a summary of the change in reportable segments.
•The reportable segments now consist of three segments: Americas Contract ("Americas"), International Contract & Specialty ("International & Specialty"), and Global Retail ("Retail").
•The activities related to the manufacture and sale of furniture products direct to consumers and third-party retailers for the Knoll, Muuto and Fully brands that were previously reported within the Knoll segment have been moved to the Global Retail segment.
•The activities related to the manufacture and sale of furniture products in the Americas for the Knoll, Muuto and Datesweiser brands that were previously reported within the Knoll segment have been moved to the Americas Contract segment.
•The activities related to the manufacture and sale of furniture products in geographies other than the Americas for the Knoll and Muuto brands have been moved to the International Contract & Specialty segment.
•The activities related to manufacture and sale of products for the Maharam brand have been moved from the Americas Contract segment to the International Contract & Specialty segment, along with the activities of Holly Hunt, Spinneybeck, Knoll Textiles, and Edelman, which were previously reported within the Knoll segment.
The Americas Contract segment includes the operations associated with the design, manufacture and sale of furniture products directly or indirectly through an independent dealership network for office, healthcare, and educational environments throughout North and South America.
The International Contract and Specialty segment includes the operations associated with the design, manufacture and sale of furniture products, indirectly or directly through an independent dealership network in Europe, the Middle East, Africa and Asia-Pacific as well as the global operations of the Specialty brands, which include Holly Hunt, Spinneybeck, Maharam, Edelman, and Knoll Textiles.
The Global Retail segment includes global operations associated with the sale of modern design furnishings and accessories to third party retailers, as well as direct to consumer sales through eCommerce, direct-mail catalogs, and physical retail stores.

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
The following is a summary of certain key financial measures for the respective periods indicated:

	Three Months Ended
(In millions)	September 3, 2022	August 28, 2021
Net Sales:
Americas	$537.4	$381.3
International & Specialty	272.5	167.1
Retail	268.9	241.3
Total	$1,078.8	$789.7

Operating Earnings (Loss):
Americas	$20.4	$(10.6)
International & Specialty	27.9	6.6
Retail	17.8	26.4
Corporate	(15.3)	(75.0)
Total	$50.8	$(52.6)
Many of the Company's assets, including manufacturing, office and showroom facilities, support multiple segments. For that reason, it is impractical to disclose asset information on a segment basis.
16. Restructuring and Integration Expense
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
For the three months ended September 3, 2022, we incurred $4.6 million of costs related to the Knoll Integration including: $1.2 million of severance and employee benefit costs, $1.4 million of lease termination fees, and $2.0 million of other integration costs.

The following table provides an analysis of the changes in liability balance for Knoll Integration costs that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and exit and disposal activities) for the three months ended September 3, 2022:

(In millions)	Severance and Employee Benefit	Exit and Disposal Activities	Total
May 29, 2022	$1.4	$—	$1.4
Integration Costs	1.2	1.4	2.6
Amounts Paid	(1.5)	(1.4)	(2.9)
Non-cash costs	(0.2)	—	(0.2)
September 3, 2022	$0.9	$—	$0.9
The Company's expects that a substantial portion of the liability for the Knoll Integration as of September 3, 2022 to be paid in fiscal year 2023.
The following is a summary of integration expenses by segment for the periods indicated:

	Three Months Ended
(In millions)	September 3, 2022	August 28, 2021
Americas Contract	$2.9	$1.0
International Contract & Specialty	0.5	—
Retail	0.2	—
Corporate	1.0	54.6
Total	$4.6	$55.6
Restructuring Activities:
During the first quarter of fiscal 2023, the Company recognized restructuring charges associated with involuntary workforce reductions within the Global Retail segment. As a result of this action the Company incurred severance and related charges of $0.5 million.
The following table provides an analysis of the changes in the restructuring cost reserve for the three months ended September 3, 2022:

(In millions)	Severance and Employee-Related
May 28, 2022	$—
Restructuring Costs	0.5
Amounts Paid	—
September 3, 2022	$0.5
The following is a summary of restructuring expenses by segment for the periods indicated:

	Three Months Ended
(In millions)	September 3, 2022	August 28, 2021
Americas Contract	$—	$—
International Contract & Specialty	—	—
Retail	0.5	—
Total	$0.5	$—

17. Variable Interest Entities
The Company entered into notes receivable with certain of its third-party owned dealers that are deemed to be variable interests in variable interest entities. The carrying value of these notes receivable was $5.8 million and $1.2 million as of September 3, 2022 and May 28, 2022 respectively. This carrying value of long-term notes receivable represents the Company’s maximum exposure to loss. The Company is not deemed to be the primary beneficiary for any of these variable interest entities as each dealer controls the activities that most significantly impact the entity’s economic performance, including sales, marketing, and operations.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except share data)
The following is management's discussion and analysis of certain significant factors that affected the Company's financial condition, earnings and cash flows during the periods included in the accompanying Condensed Consolidated Financial Statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 2022. References to “Notes” are to the footnotes included in the accompanying Condensed Consolidated Financial Statements.
Business Overview
The Company researches, designs, manufactures, sells, and distributes furnishings and accessories, for use in various environments including office, healthcare, educational, and residential settings, and provides related services that support companies all over the world. The Company’s products are sold in over 100 countries primarily through independent contract furniture dealers, direct customer sales, owned and independent retailers, direct-mail catalogs, and the Company’s eCommerce platforms. The following is a summary of results for the three months ended September 3, 2022:
•Net sales were $1,078.8 million and orders were $1,013.1 million, representing an increase of 36.6% and 10.5%, respectively, when compared to the same quarter of the prior year. The increase in net sales was driven by the consolidation of Knoll results for the full quarter, as compared to a portion of the quarter in the prior year, the impact of the additional week in the first quarter of the current year, as well as growth within the Americas Contract and International Contract & Specialty segments. On an organic basis, which excludes the impact of acquisitions, the extra week in the period, dealer divestitures and foreign currency translation, net sales were $883.7 million(*) and orders were $812.8 million, representing an increase of 12.3% and decrease of 11.0% , respectively, when compared to the same quarter of the prior year.
•Gross margin was 34.5% as compared to 35.2% for the same quarter of the prior year. The decrease in gross margin was driven primarily by higher commodity costs and other inflationary pressures, offset in part by the benefit from recently implemented price increases. This decrease was offset in part by the prior year negative impact of charges totaling $6.3 million related to the initial purchase accounting effects of the Company's acquisition of Knoll.
•Operating expenses decreased by $9.0 million or 2.7% as compared to the same quarter of the prior year. The decrease was driven primarily by the decrease in Knoll acquisition and integration costs, which decreased $64.3 million from the prior year and the decrease in amortization of purchased intangibles related to the Knoll acquisition of $19.7 million. These decreases were offset in part by the consolidation of Knoll results for the full quarter, which contributed to an increase in operating expense of approximately $50 million. The impact of the additional week in the current year period contributed an additional $13 million.
•The integration of the Knoll acquisition continues to progress as planned. At the close of the first quarter, we had implemented approximately $80 million in annualized run rate savings, and we remain confident in our ability to deliver an additional $40 million in cost synergies by July of 2024.
•The effective tax rate was 18.8% compared to 15.3% for the same quarter of the prior year. The year over year change in the effective tax rate for the three months ended September 3, 2022 resulted from the current year quarter reporting pre-tax book income with favorable foreign tax credit impacts in the United States and the same quarter of the prior year reporting pre-tax book loss with non-deductible discrete compensation and acquisition costs in connection with the Knoll acquisition.
•Diluted earnings per share was $0.34 as compared to loss per share of $0.92 in the prior year. Excluding integration related costs, restructuring costs, and the amortization of purchased intangible assets, adjusted diluted earnings per share was $0.44(*), a 12.0%(*) decrease as compared to prior year adjusted diluted earnings per share.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."
The following summary includes the Company's view of the economic environment in which it operates:

•The Company's financial performance is sensitive to changes in certain input costs, including steel and steel component parts. Ongoing cost reduction initiatives and recent price increase actions have begun to offset these cost pressures, and the benefit from these initiatives is expected to continue to offset these pressures over time.
•During the quarter the Company saw the impact of economic uncertainty in many of the geographies and markets in which we operate. The Company believes that our first quarter financial results reflect how strong performance in different segments of our business helps to mitigate softness in others, and how our global reach and operations continue to provide opportunities for growth, even when certain segments of the business are experiencing pressure.
•The Americas Contract segment in the first quarter reported new orders of $511.3 million, which was an increase of 3.2% from the prior year, but down 17.2% on an organic basis. This decline in year-over-year orders on an organic basis was driven by increased order volume in the prior year from pandemic related pent-up demand as well as the impact of customer concern about the global economic environment and delays in projects.
•The International Contract and Specialty segment had net sales in the first quarter totaled $272.5 million, an increase of 63.1% from the year-ago period on a reported basis and up 30.0% organically. New orders in this segment totaled $252.4 million, representing a year-over-year increase of 30.8% on a reported basis and up 0.8% organically. From a market demand perspective, we saw strong order growth in India, South Korea and the Middle East, partially offset by softer demand in China and Central and Eastern Europe.
•The results this quarter within our our Global Retail segment reflect a decrease in customer demand versus the same period last year. New orders for this segment of $249.4 million were 9.3% higher than last year on a reported basis, and down 7.7% organically. This organic decline is attributed to a shift in consumer spending away from home-related investments toward post-pandemic travel and leisure and, more recently, growing concern over the macro-economic environment. In response, the Global Retail segment has taken actions to manage spending and investments to mitigate the impact of these pressures and to invest in growth opportunities, such as eCommerce, trade programs and digital tools.
The Company's fiscal year is the 52 or 53 week period ending on the Saturday closest to May 31. The fiscal year ended May 28, 2022 ("fiscal 2022") was a 52 week period while the fiscal year ending June 3, 2023 ("fiscal 2023") will be a 53 week period. The first quarter of fiscal 2022 contained 13 weeks, and the first quarter of fiscal 2023 contained 14 weeks. This is a factor that should be considered when comparing the Company's first quarter financial results to the prior year period.
The remaining sections within Item 2 include additional analysis of the three months ended September 3, 2022, including discussion of significant variances compared to the prior year periods.
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
The non-GAAP financial measures referenced within this presentation include: Adjusted Earnings per Share and Organic Growth (Decline).
Adjusted Earnings per Share represents reported diluted earnings per share excluding the impact from amortization of purchased intangibles, acquisition and integration charges, debt extinguishment charges, restructuring charges, other special charges or gains and the related tax effect of those adjustments. These adjustments are described further below.
Organic Growth (Decline) represents the change in sales and orders, excluding currency translation effects and the impact of acquisitions and divestitures.

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
•Acquisition and Integration Charges: Costs related directly to the Knoll acquisition including legal, accounting and other professional fees as well as integration-related costs. Integration-related costs include severance, accelerated stock-based compensation expenses, asset impairment charges, and expenses related to other cost reduction efforts or reorganization initiatives.
•Debt Extinguishment Charges: Includes expenses associated with the extinguishment of debt as part of financing the Knoll acquisition. We excluded these items from our non-GAAP measures because they relate to a specific transaction and are not reflective of our ongoing financial performance.
•Restructuring charges: Includes actions involving targeted workforce reductions.
•Special charges: Include certain costs arising as a direct result of COVID-19 pandemic..
•Tax Related Items: We excluded the income tax benefit/provision effect of the tax related items from our non-GAAP measures because they are not associated with the tax expense on our ongoing operating results.
The following tables reconcile net sales to organic net sales for the periods ended as indicated below:

	Three Months Ended
	September 3, 2022
	Americas	International & Specialty	Retail	Total
Net Sales, as reported	$537.4	$272.5	$268.9	$1,078.8
% change from PY	40.9%	63.1%	11.4%	36.6%

Adjustments
Acquisitions	(77.2)	(55.5)	(31.1)	(163.8)
Currency Translation Effects (1)	1.3	11.8	8.3	21.4
Impact of Extra Week in FY23	(27.4)	(11.6)	(13.7)	(52.7)
Net Sales, organic	$434.1	$217.2	$232.4	$883.7
% change from PY	14.7%	30.0%	(3.7)%	12.3%

	Three Months Ended
	August 28, 2021
	Americas	International & Specialty	Retail	Total
Net Sales, as reported	$381.3	$167.1	$241.3	$789.7

Adjustments
Dealer Divestitures	(2.9)	—	—	(2.9)
Net sales, organic	$378.4	$167.1	$241.3	$786.8
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period
The following tables reconcile orders as reported to organic orders for the periods ended as indicated below:

	Three Months Ended
	September 3, 2022
	Americas	International and Specialty	Retail	Total
Orders, as reported	$511.3	$252.4	$249.4	$1,013.1
% change from PY	3.2%	30.8%	9.3%	10.5%

Adjustments
Acquisition	(80.3)	(57.5)	(32.3)	(170.1)
Currency Translation Effects (1)	0.8	9.9	5.8	16.5
Impact of Extra Week in FY23	(24.0)	(10.3)	(12.4)	(46.7)
Orders, organic	$407.8	$194.5	$210.5	$812.8
% change from PY	(17.2)%	0.8%	(7.7)%	(11.0)%

	Three Months Ended
	August 28, 2021
	Americas	International and Specialty	Retail	Total
Orders, as reported	$495.4	$193.0	$228.1	$916.5

Adjustments
Dealer Divestitures	(2.9)	—	—	(2.9)
Orders, organic	$492.5	$193.0	$228.1	$913.6
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period.
The following table reconciles earnings per share - diluted to adjusted earnings per share - diluted for the periods ended as indicated below:

	Three Months Ended
	September 3, 2022	August 28, 2021
Earnings (Loss) per Share - Diluted	$0.34	$(0.92)

Non-comparable items:
Add: Amortization of purchased intangibles	0.08	0.49
Add: Acquisition and integration charges	0.06	1.05
Add: Restructuring charges	0.01	—
Add: Special charges	—	(0.01)
Add: Debt extinguishment	—	0.20
Tax impact on adjustments	(0.05)	(0.31)
Adjusted Earnings per Share - Diluted	$0.44	$0.50
Weighted Average Shares Outstanding (used for Calculating Adjusted Earnings per Share) – Diluted	76,266,966	66,302,214
Analysis of Results for Three Months
The following table presents certain key highlights from the results of operations for the three months ended:

	Three Months Ended
(In millions, except share data)	September 3, 2022	August 28, 2021	% Change
Net sales	$1,078.8	$789.7	36.6%
Cost of sales	706.7	512.0	38.0%
Gross margin	372.1	277.7	34.0%
Operating expenses	321.3	330.3	(2.7)%
Operating earnings (loss)	50.8	(52.6)	196.6%
Other expenses, net	17.1	18.0	(5.0)%
Earnings (loss) before income taxes and equity income	33.7	(70.6)	147.7%
Income tax expense (benefit)	6.3	(10.7)	158.9%
Equity income from nonconsolidated affiliates, net of tax	—	0.1	(100.0)%
Net earnings (loss)	27.4	(59.8)	145.8%
Net earnings attributable to redeemable noncontrolling interests	1.6	1.6	—
Net earnings (loss) attributable to MillerKnoll, Inc.	$25.8	$(61.4)	142.0%
Earnings (loss) per share — basic	$0.34	$(0.92)	137.0%
Orders	$1,013.1	$916.5	10.5%
Backlog	$868.6	$835.9	3.9%
The following table presents select components of the Company's Condensed Consolidated Statements of Comprehensive (Loss) Income as a percentage of net sales, for the three months ended:

	Three Months Ended
	September 3, 2022	August 28, 2021
Net sales	100.0%	100.0%
Cost of sales	65.5	64.8
Gross margin	34.5	35.2
Operating expenses	29.8	41.8
Operating earnings (loss)	4.7	(6.7)
Other expenses, net	1.6	2.3
Earnings (loss) before income taxes and equity income	3.1	(8.9)
Income tax expense (benefit)	0.6	(1.4)
Equity income from nonconsolidated affiliates, net of tax	—	—
Net earnings (loss)	2.5	(7.6)
Net earnings attributable to redeemable noncontrolling interests	0.1	0.2
Net earnings (loss) attributable to MillerKnoll, Inc.	2.4	(7.8)

Net Sales
The following charts present graphically the primary drivers of the year-over-year change in net sales for the three months ended September 3, 2022. The amounts presented in the graphs are expressed in millions and have been rounded.

Net sales increased $289 million or 36.6% in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. The following items contributed to the change:
•Increase of $161 million due to the Knoll acquisition that was completed on July 19, 2021 of the prior year, net of a decrease in sales related to the divestiture of an owned dealership in the prior year.
•Increased sales volumes within the International Contract & Specialty and Americas Contract segments contributed to sales growth in the quarter by approximately $54 million and $7 million, respectively. The International Contract & Specialty and Americas Contract segments' growth was driven, in part, by a strong backlog of orders coming into the first quarter.
•The additional week during the first quarter of the current year contributed to approximately $53 million of the net sales increase.
•Incremental price increases, net of price discounting drove an increase in net sales of approximately $51 million.
•Decreased sales volume within the Global Retail segment offset these increases by approximately $15 million.
•Foreign currency translation had a negative impact on net sales of approximately $22 million.
Gross Margin
Gross margin was 34.5% in the first quarter of fiscal 2023 as compared to 35.2% in the first quarter of fiscal 2022. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:
•Cost pressures from commodities, freight and product distribution costs had a negative impact on gross margin of approximately 370 basis points.
•Increased labor costs had a negative impact on margin of approximately 70 basis points.
•Price increases offset by discounting helped offset some of these pressures by approximately 330 basis points.
•The impact of amortization of purchased intangibles related to the Knoll acquisition recorded in the prior year that did not occur in the current period had a favorable impact on gross margin of approximately 60 basis points.
•Unfavorable channel and product mix contributed to the remaining decrease in gross margin.

Operating Expenses
The following charts present graphically the primary drivers of the year-over-year change in operating expenses for the three months ended September 3, 2022. The amounts presented in the graphs are expressed in millions and have been rounded.

Operating expenses decreased by $9 million or 2.7% in the first quarter of fiscal 2023 compared to the prior year period. The following factors contributed to the change:
•The consolidation of Knoll results for the entirety of the first quarter of fiscal 2023 increased operating expenses by $50 million.
•The impact of an extra week in the first quarter of fiscal 2023 increased operating expenses by approximately $13 million.
•Compensation and benefit costs increased approximately $7 million due to increases in variable-based compensation.
•Increased spending in technology and digital tools across primarily the Americas and Retail segments totaled $12 million.
•Acquisition related integration and amortization expense decreased $84 million from the prior year period.
•Unfavorable foreign currency translation of approximately $5 million.
•The remaining change was primarily due to an increase in product development costs as well as increased studio and marketing costs primarily in the Retail segment.
Other Income/Expense
During the three months ended September 3, 2022, net other expense was $17.1 million, representing a favorable change of $0.9 million compared to the same period in the prior year. Other income/expense in the three months ended August 28, 2021 included a loss on extinguishment of debt of approximately $13.4 million, which represented the premium on early debt redemption. This was offset by $11.1 million of higher interest expense in the current quarter resulting from higher levels of debt required to finance the acquisition of Knoll.
Income Taxes
See Note 10 of the Condensed Consolidated Financial Statements for additional information.

Operating Segment Results

The business is comprised of various operating segments as defined by generally accepted accounting principles in the United States. These operating segments are determined on the basis of how the Company internally reports and evaluates financial information used to make operating decisions. The segments identified by the Company are Americas Contract, International Contract & Specialty, and Global Retail. Unallocated expenses are reported within the Corporate category. For descriptions of each segment, refer to Note 15 of the Condensed Consolidated Financial Statements.
The charts below present the relative mix of Net sales and Operating earnings across each of the Company's segments during the three month period ended September 3, 2022. This is followed by a discussion of the Company's results, by reportable segment. The amounts presented in the charts are in millions and have been rounded.

Americas Contract

	Three Months Ended
(Dollars in millions)	September 3, 2022	August 28, 2021	Change
Net sales	$537.4	$381.3	$156.1
Gross margin	144.2	106.2	38.0
Gross margin %	26.8%	27.9%	(1.1)%
Operating earnings	20.4	(10.6)	31.0
Operating earnings %	3.8%	(2.8)%	6.6%
For the three month comparative period, net sales increased 40.9%, or 14.7%(*) on an organic basis, over the prior year period due to:
•An increase in sales of $74 million due to impact of consolidating Knoll in the results for a full quarter, net of the decrease in sales related to the divestiture of an owned dealership in the prior year.
•Price increases, net of incremental discounting of $49 million; and
•The positive impact of the additional sales from the extra week in the quarter of $27 million; and
•Increased sales volumes within the segment of approximately $7 million, due primarily to the shipment of backlog that was built during the prior year; partially offset by unfavorable foreign currency translation of approximately $1 million.

For the three month comparative period, operating earnings increased $31.0 million, or 292.5%, over the prior year period due to:
•Increased gross margin of $38 million due to sales volume increases described above, offset in part by decreased gross margin percentage of 110 basis points. The decrease in gross margin percentage was due primarily to the impact of higher commodity, labor, freight and product distribution costs, which were mitigated in part by realization of price increase actions taken in the prior year; offset in part by
•Increased operating expenses of $7 million driven primarily by:
◦An increase of approximately $20 million from consolidating Knoll results for the entirety of the first quarter of fiscal 2023; and
◦An increase of approximately $6 million related to the additional week in the current period; and
◦An increase in compensation and benefits of approximately $3 million as well as increased spending in technology and digital tools of $2 million. These increases in operating expenses were offset by lower amortization and integration charges related to the Knoll acquisition as compared to the prior year of approximately $17 million as well as decreased marketing and selling expenses.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

International Contract & Specialty

	Three Months Ended
(Dollars in millions)	September 3, 2022	August 28, 2021	Change
Net sales	$272.5	$167.1	$105.4
Gross margin	113.4	67.2	46.2
Gross margin %	41.6%	40.2%	1.4%
Operating earnings	27.9	6.6	21.3
Operating earnings %	10.2%	3.9%	6.3%
For the three month comparative period, net sales increased 63.1%, or 30.0%(*) on an organic basis, over the prior year period due to:
•An increase in sales of $56 million due to the Knoll acquisition that was completed on July 19, 2021. The increase represents the impact of consolidating Knoll results for the entirety of the first quarter of fiscal 2023.
•Increased sales volume of approximately $54 million, and
•The positive impact of the additional sales from the 14th week in the quarter of $12 million; partially offset by
•Unfavorable foreign currency translation of approximately $12 million, and
•The negative impact of incremental discounting, net of incremental price increases of approximately $4 million. The impact of discounting was driven by larger than average project sizes across the business, as well as increased sales volume, as a percentage of total mix, from geographies with generally higher levels of discounting.
For the three month comparative period, operating earnings increased $21.3 million, or 322.7%, over the prior year period due to:
•Increased gross margin of $46 million due to the increase in sales explained above, as well as the increased gross margin percentage of 140 basis points due primarily to the leverage of fixed costs on higher sales volume.
•Increased operating expenses of approximately $25 million driven primarily from consolidating Knoll results for the entirety of the first quarter of fiscal 2023, the impact of the additional week in the current period as compared to the prior year, and increased compensation and benefit costs, partially offset by the impact of foreign currency translation.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

Global Retail

	Three Months Ended
(Dollars in millions)	September 3, 2022	August 28, 2021	Change
Net sales	$268.9	$241.3	$27.6
Gross margin	114.5	104.3	10.2
Gross margin %	42.6%	43.2%	(0.6)%
Operating earnings	17.8	26.4	(8.6)
Operating earnings %	6.6%	10.9%	(4.3)%
For the three month comparative period, net sales increased 11.4%, and decreased 3.7%(*) on an organic basis, over the prior year period due to:
•An increase in sales of $31 million due to the Knoll acquisition that was completed on July 19, 2021. The increase represents the impact of consolidating Knoll results for the entirety of the first quarter of fiscal 2023.
•The positive impact of additional sales from the 14th week in the quarter of $14 million and
•Price increases, net of incremental discounting, which increased sales by $6 million; partially offset by
•Unfavorable foreign currency translation of approximately $8 million and
•A decrease in sales volume of approximately $15 million, driven primarily by changes in customer spending trends.
For the three month comparative period, operating earnings decreased $9 million or 32.6% over the prior year period due to:
•Increased operating expenses of $19 million driven primarily from consolidating Knoll results for the entirety of the first quarter of fiscal 2023, the increase in expense from the impact of an additional week in the current period, increased compensation and benefit costs, partially offset by the favorable operating expense impact of foreign currency translation; offset in part by
•Increased gross margin of $10 million due to the increase in sales explained above, offset in part by a decrease in gross margin percentage of 60 basis points attributable to the unfavorable impact of higher commodity and product distribution costs as well as unfavorable changes in product mix, partially offset in part by the favorable impact of pricing.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."
Corporate
Corporate unallocated expenses totaled $15 million for the first quarter of fiscal 2023, a decrease of $60 million from the first quarter of fiscal 2022. The decrease was driven by $64 million of integration and transaction costs related to the Knoll acquisition in the in fiscal 2022 compared to $1 million of integration and transaction costs in the first quarter of fiscal 2023.

Liquidity and Capital Resources
The table below summarizes the net change in cash and cash equivalents for the three months ended as indicated.

(In millions)	September 3, 2022	August 28, 2021
Cash (used in) provided by:
Operating activities	$(64.8)	$(51.7)
Investing activities	(10.2)	(1,104.7)
Financing activities	77.0	1,001.6
Effect of exchange rate changes	(16.5)	(6.5)
Net change in cash and cash equivalents	$(14.5)	$(161.3)

Cash Flows - Operating Activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture, distribute, and market our products. Net cash used in our operating activities for the three months ended September 3, 2022 totaled $64.8 million, as compared to cash used of $51.7 million in the same period of the prior year. The increase is due primarily to changes in incentive compensation as well as inventory levels which have risen as market conditions have eroded demand in key parts of our business in recent months, and as the Company has taken a higher inventory position to mitigate against further supply chain challenges.
Cash Flows - Investing Activities
Cash used in investing activities for the three months ended September 3, 2022 was $10.2 million, as compared to $1,104.7 million in the same period of the prior year. The decrease in cash outflow in the current year, compared to the prior year, was primarily due to the acquisition of Knoll, which drove a cash outflow, net of cash acquired, of $1,088.5 million in the prior year period. In the three months ended September 3, 2022, we were advanced $13.5 million of cash against the value of company owned life insurance policies. This is reflected as cash proceeds from investing activities in the Consolidated Statement of Cash Flows.
At the end of the first quarter of fiscal 2023, there were outstanding commitments for capital purchases of $22.9 million. The Company plans to fund these commitments through a combination of cash on hand and cash flows from operations. The Company expects full-year capital purchases to be between $90 million and $100 million, which will be primarily related to investments in the Company's facilities and equipment. This compares to full-year capital spending of $94.7 million in fiscal 2022.
Cash Flows - Financing Activities
Cash provided from financing activities for the three months ended September 3, 2022 was $77.0 million, as compared to cash provided by financing activities of $1,001.6 million in the same period of the prior year. The decrease in cash provided in the current year, compared to the prior year, was primarily due to net borrowings of $1,007.0 million from the credit agreement the Company entered into during the prior year.
Sources of Liquidity
The Company has taken actions to safeguard its cash flow and liquidity position in the current environment. The Company is closely managing spending levels, capital investments, and working capital.
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
At the end of the first quarter of fiscal 2023, the Company had a well-positioned balance sheet and liquidity profile. The Company has access to liquidity through credit facilities, cash and cash equivalents, and short-term investments. These sources have been summarized below. For additional information, refer to Note 13 to the Condensed Consolidated Financial Statements.

(In millions)	September 3, 2022	May 28, 2022
Cash and cash equivalents	$215.8	$230.3
Availability under syndicated revolving line of credit	186.6	296.6
Total liquidity	$402.4	$526.9
Of the cash and cash equivalents noted above at the end of the first quarter of fiscal 2023, the Company had $201.9 million of cash and cash equivalents held outside the United States.
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

As of September 3, 2022, the total debt outstanding related to borrowings under the syndicated revolving line of credit was $523.9 million with available borrowings against this facility of $186.6 million.
The Company intends to repatriate $100.0 million in cash held in certain foreign jurisdictions and as such has recorded a deferred tax liability related to foreign withholding taxes on these future dividends received in the U.S. from foreign subsidiaries of $7.5 million. A significant portion of this cash was previously taxed under the U.S. Tax Cut and Jobs Act (TCJA) one-time U.S. tax liability on undistributed foreign earnings. The Company intends to remain indefinitely reinvested in the remaining undistributed earnings outside the U.S., which was $331.3 million on September 3, 2022.
The Company believes cash on hand, cash generated from operations, and borrowing capacity will provide adequate liquidity to fund near term and foreseeable future business operations, capital needs, future dividends and share repurchases, subject to financing availability in the marketplace.
Contractual Obligations
Contractual obligations associated with ongoing business and financing activities will require cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments as of May 28, 2022 was provided in the Company's annual report on Form 10-K for the year ended May 28, 2022. There have been no material changes in such obligations since that date.
Guarantees
See Note 12 to the Condensed Consolidated Financial Statements.
Variable Interest Entities
See Note 17 to the Condensed Consolidated Financial Statements.
Contingencies
See Note 12 to the Condensed Consolidated Financial Statements.
Critical Accounting Policies
The Company strives to report financial results clearly and understandably. The Company follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which require certain estimates and judgments that affect the financial position and results of operations for the Company. The Company continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Company's Annual Report on Form 10-K for the year ended May 28, 2022.
New Accounting Standards
See Note 2 to the Condensed Consolidated Financial Statements.
Safe Harbor Provisions
This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to future events and anticipated results of operations, business strategies, the anticipated benefits of our 2021 acquisition of Knoll, the anticipated impact of the acquisition on the combined Company’s business and future financial and operating results, the expected amount and timing of synergies from the acquisition, and other aspects of our operations or operating results. These forward-looking statements generally can be identified by phrases such as “will,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates” or other words or phrases of similar import. It is uncertain whether any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do, what impact they will have on the results of operations and financial condition of MillerKnoll or the price of MillerKnoll’s stock. These forward-looking statements involve certain risks and uncertainties, many of which are beyond MillerKnoll’s control, that could cause actual results to differ materially from those indicated in such forward-looking statements, including but not limited to: general economic conditions; the impact of and any related company or government policies and actions to protect the health and safety of individuals or government policies or actions to maintain the functioning of national or global economies and market of public health crises, such as pandemics and epidemics; risks related to the additional debt incurred in connection with the merger; MillerKnoll’s ability to comply with its debt covenants and obligations; the risk that the anticipated benefits of the merger will be more costly to realize than expected; the effect of the announcement of the merger on the ability of MillerKnoll to retain and hire key personnel and maintain relationships with customers, suppliers and others with whom MillerKnoll does business, or on MillerKnoll’s operating results and business generally; the ability to successfully integrate Knoll’s operations; the ability of MillerKnoll to implement its plans, forecasts and other expectations with respect to MillerKnoll’s business after the completion of the transaction and realize expected synergies; business disruption following the merger; the availability and pricing of raw materials; the financial strength of our dealers and the financial strength of our customers; the success of newly-introduced products; the pace and level of government procurement; and the outcome of pending litigation or governmental audits or investigations. For additional information about other factors that could cause actual results to differ materially from those described in the forward-looking statements, please refer to MillerKnoll’s periodic reports and other filings with the SEC, including the risk factors identified in this report. The forward-looking statements included in this report are made only as of the date hereof. MillerKnoll does not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances, except as required by law.

Item 3: Quantitative and Qualitative Disclosures About Market Risk
The information concerning quantitative and qualitative disclosures about market risk contained in the Company’s Annual Report on Form 10-K for the year ended May 28, 2022 has not changed materially. The nature of market risks from interest rates and commodity prices has not changed materially during the first three months of fiscal 2023.
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
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 3, 2022, and the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company's disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended September 3, 2022, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1: Legal Proceedings
There have been no material changes in the Company's legal proceedings from those set forth in the Company's Annual Report on Form 10-K for the year ended May 28, 2022.
Item 1A: Risk Factors
There have been no material changes in the Company's risk factors from those set forth in the Company's Annual Report on Form 10-K for the year ended May 28, 2022.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company has one share repurchase plan authorized by the Board of Directors on January 16, 2019, which provides a share repurchase authorization of $250.0 million with no specified expiration date. The approximate dollar value of shares available for purchase under the plan at September 3, 2022 was $206.3 million.
The following is a summary of share repurchase activity during the quarter ended September 3, 2022.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)
5/29/2022 - 7/2/2022	562	$28.68	562	$220,490,966
7/3/2022 - 7/30/2022	317,162	$27.77	317,162	$211,682,535
7/31/2022 - 9/3/2022	176,665	$30.73	176,665	$206,253,300
Total	494,389		494,389
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
MillerKnoll, Inc.

October 12, 2022	/s/ Andrea R. Owen
Andrea R. Owen
President and Chief Executive Officer
(Duly Authorized Signatory for Registrant)

October 12, 2022	/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer
(Duly Authorized Signatory for Registrant)