Form 10-Q
period 2022-12-03
MILLERKNOLL, INC.
filed 2023-01-11
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 3, 2022
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

As of January 6, 2023, MillerKnoll, Inc. had 75,587,055 shares of common stock outstanding.

MillerKnoll, Inc.
Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements
MillerKnoll, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)

(Dollars in millions, except share data)	Three Months Ended		Six Months Ended
(Unaudited)	December 3, 2022	November 27, 2021	December 3, 2022	November 27, 2021
Net sales	$1,066.9	$1,026.3	$2,145.7	$1,816.0
Cost of sales	699.3	673.3	1,406.0	1,185.3
Gross margin	367.6	353.0	739.7	630.7
Operating expenses:
Selling, general and administrative	290.8	318.6	587.7	625.5
Restructuring expense	14.7	—	15.2	—
Design and research	23.4	28.2	47.3	51.6
Total operating expenses	328.9	346.8	650.2	677.1
Operating earnings (loss)	38.7	6.2	89.5	(46.4)
Interest expense	18.3	9.2	35.0	14.8
Interest and other investment income	0.7	0.3	1.1	0.5
Other (income) expense, net	(0.5)	(0.7)	0.3	11.8
Earnings (loss) before income taxes and equity income	21.6	(2.0)	55.3	(72.5)
Income tax expense (benefit)	4.3	(2.7)	10.6	(13.3)
Equity income from nonconsolidated affiliates, net of tax	0.2	(0.1)	0.2	—
Net earnings (loss)	17.5	0.6	44.9	(59.2)
Net earnings attributable to redeemable noncontrolling interests	1.5	2.3	3.1	3.9
Net earnings (loss) attributable to MillerKnoll, Inc.	$16.0	$(1.7)	$41.8	$(63.1)

Earnings (loss) per share — basic	$0.21	$(0.02)	$0.55	$(0.94)
Earnings (loss) per share — diluted	$0.21	$(0.02)	$0.55	$(0.94)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$44.2	$(60.9)	$(28.3)	$(52.1)
Pension and post-retirement liability adjustments	0.4	1.8	0.8	4.1
Unrealized gain on interest rate swap agreement	7.2	4.0	21.5	3.0
Other comprehensive income (loss), net of tax	$51.8	$(55.1)	$(6.0)	$(45.0)
Comprehensive income (loss)	69.3	(54.5)	38.9	(104.2)
Comprehensive income (loss) attributable to redeemable noncontrolling interests	1.4	(0.2)	3.1	1.9
Comprehensive income (loss) attributable to MillerKnoll, Inc.	$67.9	$(54.3)	$35.8	$(106.1)
See accompanying notes to Condensed Consolidated Financial Statements.

MillerKnoll, Inc.
Condensed Consolidated Balance Sheets

(Dollars in millions, except share data)
(Unaudited)	December 3, 2022	May 28, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$197.5	$230.3
Accounts receivable, net of allowances of $6.9 and $9.7	365.6	348.9
Unbilled accounts receivable	32.4	32.0
Inventories, net	587.1	587.3
Prepaid expenses	115.1	112.1
Other current assets	12.2	7.3
Total current assets	1,309.9	1,317.9
Property and equipment, at cost	1,531.2	1,509.7
Less — accumulated depreciation	(976.6)	(928.2)
Net property and equipment	554.6	581.5
Right of use assets	407.4	425.8
Goodwill	1,217.4	1,226.2
Indefinite-lived intangibles	498.5	501.0
Other amortizable intangibles, net of accumulated amortization of $153.4 and $134.7	341.4	362.4
Other noncurrent assets	118.9	99.2
Total Assets	$4,448.1	$4,514.0

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$281.6	$355.1
Short-term borrowings and current portion of long-term debt	28.8	29.3
Accrued compensation and benefits	100.9	128.6
Short-term lease liability	78.8	79.9
Accrued warranty	22.8	18.8
Customer deposits	102.7	125.3
Other accrued liabilities	157.6	140.4
Total current liabilities	773.2	877.4
Long-term debt	1,434.8	1,379.2
Pension and post-retirement benefits	13.7	25.0
Lease liabilities	382.2	398.2
Other liabilities	303.3	300.2
Total Liabilities	2,907.2	2,980.0
Redeemable noncontrolling interests	106.6	106.9
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 75,603,106 and 75,824,241 shares issued and outstanding in fiscal 2023 and 2022, respectively)	15.1	15.2
Additional paid-in capital	825.7	825.7
Retained earnings	706.6	693.3
Accumulated other comprehensive loss	(113.1)	(107.1)
Total Stockholders' Equity	1,434.3	1,427.1
Total Liabilities, Redeemable Noncontrolling Interests, and Stockholders' Equity	$4,448.1	$4,514.0
See accompanying notes to Condensed Consolidated Financial Statements.

MillerKnoll, Inc.
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Six Months Ended
(Unaudited)	December 3, 2022	November 27, 2021
Cash Flows from Operating Activities:
Net earnings (loss)	$44.9	$(59.2)
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	77.7	109.9
Stock-based compensation	10.9	22.1
Amortization of deferred financing costs	2.3	1.4
Pension and post-retirement expenses	(10.1)	(4.2)
Deferred taxes	(0.3)	(13.6)
Restructuring expense	15.2	—
Impairment	—	15.5
Loss on extinguishment of debt	—	13.4
(Increase) decrease in current assets	(34.7)	(169.3)
(Decrease) increase in current liabilities	(111.9)	34.9
(Decrease) increase in non-current liabilities	(3.1)	(5.3)
Other, net	3.8	(3.2)
Net Cash Used in Operating Activities	(5.3)	(57.6)

Cash Flows from Investing Activities:
Notes receivables issued	(4.5)	—
Capital expenditures	(40.3)	(46.3)
Acquisitions, net of cash received	—	(1,088.5)
Proceeds from loan on cash surrender value of life insurance	13.5	—
Other, net	(0.7)	1.0
Net Cash Used in Investing Activities	(32.0)	(1,133.8)

Cash Flows from Financing Activities:
Repayments of long-term debt	(13.1)	(50.0)
Proceeds from issuance of debt, net of discounts	—	1,007.0
Payments of deferred financing costs	—	(9.3)
Proceeds from credit facility	559.3	587.5
Repayments of credit facility	(492.3)	(449.4)
Payment of make whole premium on debt	—	(13.4)
Dividends paid	(28.4)	(25.4)
Common stock issued	2.5	4.3
Common stock repurchased and retired	(14.3)	(14.4)
Other, net	(2.1)	(1.4)
Net Cash Provided by Financing Activities	11.6	1,035.5

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(7.1)	(13.2)
Net Decrease in Cash and Cash Equivalents	(32.8)	(169.1)

Cash and Cash Equivalents, Beginning of Period	230.3	396.4
Cash and Cash Equivalents, End of Period	$197.5	$227.3
See accompanying notes to Condensed Consolidated Financial Statements.

MillerKnoll, Inc.
Condensed Consolidated Statements of Stockholders' Equity

	Six Months Ended December 3, 2022
(Dollars in millions, except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation Plan	MillerKnoll, Inc. Stockholders' Equity
(Unaudited)	Shares	Amount
May 28, 2022	75,824,241	$15.2	$825.7	$693.3	$(107.1)	$—	$1,427.1
Net earnings	—	—	—	25.8	—	—	25.8
Other comprehensive loss net of tax	—	—	—	—	(57.8)	—	(57.8)
Stock-based compensation expense	(13,474)	—	5.4	—	—	—	5.4
Exercise of stock options	43,469	—	1.0	—	—	—	1.0
Restricted and performance stock units released	160,551	—	0.1	—	—	—	0.1
Employee stock purchase plan issuances	35,753	—	0.8	—	—	—	0.8
Repurchase and retirement of common stock	(494,509)	(0.1)	(14.2)	—	—	—	(14.3)
Dividends declared ($0.1875 per share)	—	—	—	(14.3)	—	—	(14.3)
Other	—	—	0.5	0.5	—	—	1.0
September 3, 2022	75,556,031	$15.1	$819.3	$705.3	$(164.9)	$—	$1,374.8
Net earnings	—	—	—	16.0	—	—	16.0
Other comprehensive income, net of tax	—	—	—	—	51.8	—	51.8
Stock-based compensation expense	(2,476)	—	5.5	—	—	—	5.5
Restricted and performance stock units released	8,763	—	0.1	—	—	—	0.1
Employee stock purchase plan issuances	44,010	—	0.7	—	—	—	0.7
Repurchase and retirement of common stock	(3,222)	—	(0.1)	—	—	—	(0.1)
Dividends declared ($0.1875 per share)	—	—	—	(14.3)	—	—	(14.3)
Other	—	—	0.2	(0.4)	—	—	(0.2)
December 3, 2022	75,603,106	$15.1	$825.7	$706.6	$(113.1)	$—	$1,434.3

	Six Months Ended November 27, 2021
(Dollars in millions, except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation Plan	MillerKnoll, Inc. Stockholders' Equity
(Unaudited)	Shares	Amount
May 29, 2021	59,029,165	$11.8	$94.7	$819.3	$(65.1)	$(0.2)	$860.5
Net earnings	—	—	—	(61.3)	—	—	(61.3)
Other comprehensive income, net of tax	—	—	—	—	(15.2)	—	(15.2)
Stock-based compensation expense	—	—	15.1	—	—	—	15.1
Exercise of stock options	49,584	—	1.3	—	—	—	1.3
Restricted and performance stock units released	358,016	—	—	—	—	—	—
Employee stock purchase plan issuances	19,020	—	0.7	—	—	—	0.7
Repurchase and retirement of common stock	(267,522)	—	(11.0)	—	—	—	(11.0)
Shares issued for the acquisition of Knoll	15,843,921	3.2	685.1	—	—	—	688.3
Pre-combination expense from Knoll rollover	751,907	0.2	22.4	—	—	—	22.6
Dividends declared ($0.1875 per share)	—	—	—	(14.3)	—	—	(14.3)
August 28, 2021	75,784,091	$15.2	$808.3	$743.7	$(80.3)	$(0.2)	$1,486.7
Net earnings	—	—	—	(1.7)	—	—	(1.7)
Other comprehensive income, net of tax	—	—	—	—	(27.8)	—	(27.8)
Stock-base compensation expense	—	—	7.0	—	—	—	7.0
Exercise of stock options	52,697	—	1.5	—	—	—	1.5
Restricted and performance stock units released	91,443	—	0.2	—	—	—	0.2
Employee stock purchase plan issuances	18,813	—	0.6	—	—	—	0.6
Repurchase and retirement of common stock	(76,246)	—	(3.3)	—	—	—	(3.3)
Forfeiture of shares	(130,410)	(0.1)	—	—	—	—	(0.1)
NCI adjustment	—	—	0.5	—	—	—	0.5
Dividends declared ($0.1875 per share)	—	—	—	(14.4)	—	—	(14.4)
November 27, 2021	75,740,388	$15.1	$814.8	$727.6	$(108.1)	$(0.2)	$1,449.2

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
On July 19, 2021, the Company acquired Knoll, Inc. ("Knoll") (See Note 4. "Acquisitions"). Knoll is a leading global manufacturer of commercial and residential furniture, accessories, lighting and coverings. The Company has included the financial results of Knoll in the condensed consolidated financial statements from the date of acquisition. On October 11, 2021, the Company's shareholders approved an amendment to our Restated Articles of Incorporation to change our corporate name from Herman Miller, Inc. to MillerKnoll, Inc. On November 1, 2021, the change in corporate name and change in the ticker symbol to MLKN became effective.
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
The accompanying unaudited Condensed Consolidated Financial Statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly the financial position of the Company as of December 3, 2022. Operating results for the three and six months ended December 3, 2022 are not necessarily indicative of the results that may be expected for the year ending June 3, 2023 ("fiscal 2023"). These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 28, 2022 ("fiscal 2022"). All intercompany transactions have been eliminated in the Condensed Consolidated Financial Statements. The financial statements of equity method investments are not consolidated.
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
Change in Accounting Principle
In the fourth quarter of fiscal 2022, the Company elected to change the method of accounting for the cost of certain inventories within the Americas segment from the last-in, first-out method (“LIFO”) to first-in, first-out method (“FIFO”). With this change there are no longer any inventories accounted for under the LIFO method. The Company has retrospectively adjusted the Consolidated Financial Statements for the prior period presented to reflect this change.
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
3. Revenue from Contracts with Customers
Disaggregated Revenue
Revenue disaggregated by contract type is provided in the table below:

	Three Months Ended		Six Months Ended
(In millions)	December 3, 2022	November 27, 2021	December 3, 2022	November 27, 2021
Net Sales:
Single performance obligation
Product revenue	$996.6	$942.3	$2,004.3	$1,678.7
Multiple performance obligations
Product revenue	66.3	78.5	132.8	128.0
Service revenue	0.6	2.9	1.8	4.8
Other	3.4	2.6	6.8	4.5
Total	$1,066.9	$1,026.3	$2,145.7	$1,816.0
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
The Other category primarily consists of textiles, uncategorized product sales, and service sales.

Revenue disaggregated by product type and reportable segment is provided in the table below:

	Three Months Ended		Six Months Ended
(In millions)	December 3, 2022	November 27, 2021	December 3, 2022	November 27, 2021
Americas Contract:
Workplace	$342.1	$320.3	$680.8	$554.0
Performance Seating	115.0	114.6	233.9	207.2
Lifestyle	68.4	53.1	139.5	97.8
Other	4.2	11.3	12.9	21.6
Total Americas Contract	$529.7	$499.3	$1,067.1	$880.6

International Contract & Specialty:
Workplace	$49.5	$40.5	$93.8	$68.7
Performance Seating	65.7	58.5	134.7	108.2
Lifestyle	99.6	99.0	206.6	153.0
Other	50.1	49.0	102.3	84.2
Total International Contract & Specialty	$264.9	$247.0	$537.4	$414.1

Global Retail:
Workplace	$21.9	$32.8	$49.4	$51.8
Performance Seating	50.9	64.9	102.1	128.3
Lifestyle	198.8	181.8	388.6	340.3
Other	0.7	0.5	1.1	0.9
Total Global Retail	$272.3	$280.0	$541.2	$521.3

Total	$1,066.9	$1,026.3	$2,145.7	$1,816.0
Refer to Note 15 of the Condensed Consolidated Financial Statements for further information related to our reportable segments.
Contract Balances
Customers may make payments before the satisfaction of the Company's performance obligation and recognition of revenue. These payments represent contract liabilities and are included within the caption “Customer deposits” in the Condensed Consolidated Balance Sheets. During the three and six months ended December 3, 2022, the Company recognized Net sales of $25.7 million and $104.8 million respectively, related to customer deposits that were included in the balance sheet as of May 28, 2022.
4. Acquisitions
Knoll, Inc.
On July 19, 2021, the Company completed the acquisition of Knoll, a leader in the design, manufacture, marketing and sale of high-end furniture products and accessories for workplace and residential markets. The Company has included the financial results of Knoll in the condensed consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition, which included financial advisory, legal, proxy filing, regulatory and financing fees, were approximately $30.0 million for the twelve months ended May 28, 2022 and were recorded in general and administrative expenses. Of the total transaction costs, $0.9 million and $27.6 million were recorded in the three and six months ended November 27, 2021.
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
The aggregate cash paid in connection with the Knoll acquisition was $1,176.6 million. MillerKnoll funded the acquisition through cash on-hand and debt proceeds, as described in "Note 13. Short-Term Borrowings and Long-Term Debt."
Outstanding unvested restricted stock awards, performance stock awards, performance stock units and restricted stock units with a fair value of $53.4 million converted into Company awards. Of the total fair value, $22.4 million was allocated to purchase consideration and $31.0 million was allocated to future services and is being expensed over the remaining service periods on a straight-line basis. Per the terms of the converted awards any qualifying termination within the twelve months subsequent to the acquisition resulted in accelerated vesting and related recognition of expense.
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
Unaudited Pro Forma Results of Operations
The results of Knoll's operations have been included in the Consolidated Financial Statements beginning on July 19, 2021. The following table provides pro forma results of operations for the three and six months ended November 27, 2021, as if Knoll had been acquired as of May 31, 2020. The pro forma results include certain purchase accounting adjustments such as the estimated change in depreciation and amortization expense on the acquired tangible and intangible assets. The pro forma results also include the impact of incremental interest expense incurred to finance the Knoll acquisition. Transaction related costs, including debt extinguishment costs related to the transaction, have been eliminated from the pro forma amounts presented in both periods. Pro forma results do not include any anticipated cost savings from the integration of this acquisition. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated or that may result in the future.

(In millions)	Three Months Ended November 27, 2021	Six Months Ended November 27, 2021
Net sales	$1,026.3	$1,970.2
Net income (loss) attributable to MillerKnoll, Inc.	$6.6	$(17.7)
5. Inventories, net

(In millions)	December 3, 2022	May 28, 2022
Finished goods and work in process	$434.3	$441.6
Raw materials	152.8	145.7
Total	$587.1	$587.3
Inventories are primarily valued using the first-in first-out method.
6. Goodwill and Indefinite-Lived Intangibles
Goodwill and other indefinite-lived intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following as of December 3, 2022 and May 28, 2022:

(In millions)	Americas Contract	International Contract & Specialty	Global Retail	Total
May 28, 2022
Goodwill	$530.1	$341.0	$480.6	$1,351.7
Foreign currency translation adjustments	(3.2)	(2.6)	(3.0)	(8.8)
Accumulated impairment losses	—	(36.7)	(88.8)	(125.5)
December 3, 2022	$526.9	$301.7	$388.8	$1,217.4
Other indefinite-lived assets included in the Consolidated Balance Sheets consist of the following:

(In millions)	Indefinite-lived Intangible Assets
May 28, 2022	$501.0
Foreign currency translation adjustments	(2.5)
December 3, 2022	$498.5
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
Each of the reporting units was reviewed for impairment using a qualitative assessment as of March 31, 2022, our annual testing date. In performing the qualitative impairment test for fiscal year 2022, the Company determined that the fair value of its reporting units exceeded the carrying amount and, as such, these reporting units were not impaired.
In connection with the segment reorganization, the Company’s reporting units have changed in composition, and goodwill was reallocated between such reporting units using a relative fair value approach. Accordingly, the Company performed interim goodwill impairment tests in the first quarter of 2023 for each reporting unit. Based on the results of the tests performed, the Company determined that the fair value of each reporting unit, both before and after the reorganization, exceeded its respective carrying amount.
Intangible assets with indefinite useful lives are not subject to amortization and are evaluated annually for impairment, or more frequently when events or changes in circumstances indicate that the fair value of an intangible asset may not be recoverable.
7. Employee Benefit Plans
The following table summarizes the components of net periodic benefit cost for the Company's defined benefit pension plans:

	Pension Benefits
	Three Months Ended December 3, 2022		Three Months Ended November 27, 2021
(In millions)	Domestic	International	Domestic	International
Service cost	$—	$—	$0.1	$—
Interest cost	1.5	0.8	1.1	0.8
Expected return on plan assets(1)	(2.0)	(1.1)	(2.2)	(1.8)
Net amortization loss	—	0.6	—	1.7
Net periodic benefit (income) cost	$(0.5)	$0.3	$(1.0)	$0.7

	Six Months Ended December 3, 2022		Six Months Ended November 27, 2021
(In millions)	Domestic	International	Domestic	International
Service cost	$—	$—	$0.2	$—
Interest cost	3.0	1.6	1.5	1.7
Expected return on plan assets(1)	(4.0)	(2.3)	(3.1)	(3.6)
Net amortization loss	—	1.2	—	3.3
Net periodic benefit (income) cost	$(1.0)	$0.5	$(1.4)	$1.4
(1)The weighted-average expected long-term rate of return on plan assets is 4.99%.
8. Earnings Per Share
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share ("EPS") for the three and six months ended:

	Three Months Ended		Six Months Ended
	December 3, 2022	November 27, 2021	December 3, 2022	November 27, 2021
Numerators:
Numerator for both basic and diluted EPS, Net earnings (loss) attributable to MillerKnoll, Inc. - in millions	$16.0	$(1.7)	$41.8	$(63.1)

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	75,370,514	75,304,752	75,458,089	70,803,483
Potentially dilutive shares resulting from stock plans	507,564	—	584,551	—
Denominator for diluted EPS	75,878,078	75,304,752	76,042,640	70,803,483
Antidilutive equity awards not included in weighted-average common shares - diluted	2,654,297	1,518,161	1,171,951	1,438,374
9. Stock-Based Compensation
The following table summarizes the stock-based compensation expense and related income tax effect for the three and six months ended:

	Three Months Ended		Six Months Ended
(In millions)	December 3, 2022	November 27, 2021	December 3, 2022	November 27, 2021
Stock-based compensation expense	$5.5	$7.0	$10.9	$22.1
Related income tax effect	$1.3	$1.6	$2.6	$5.3

The decrease in stock-based compensation expense in the current three and six month periods as compared to the same periods of the prior year was driven primarily by the prior year's acceleration of stock-based compensation award expense related to the targeted workforce reductions implemented subsequent to the Knoll integration.
Certain Company equity-based compensation awards contain provisions that allow for continued vesting into retirement. Stock-based awards are considered fully vested for expense attribution purposes when the employee's retention of the award is no longer contingent on providing subsequent service.
10. Income Taxes
The Company's process for determining the provision for income taxes for the three and six months ended December 3, 2022 involved using an estimated annual effective tax rate which was based on expected annual income and statutory tax rates across the various jurisdictions in which it operates. The effective tax rates were 19.8% and 77.6%, respectively, for the three month periods ended December 3, 2022 and November 27, 2021. The year over year change in the effective tax rate for the three months ended December 3, 2022 resulted from the current year quarter reporting pre-tax book income with favorable foreign tax credit impacts in the United States. The same quarter of the prior year had no comparable impacts. For the three months ended December 3, 2022, the effective tax rate is lower than the United States federal statutory rate due to the favorable impact of increased foreign tax credits in the United States resulting from the recapture of prior year overall domestic loss. For the three months ended November 27, 2021, the effective tax rate is higher than the United States federal statutory rate due to the impact of applying the estimated annual effective tax rate to the year to date pre-tax loss.
The effective tax rates were 19.2% and 18.8%, respectively, for the six months ended December 3, 2022 and November 27, 2021. The year over year increase in the effective rate for the six months ended December 3, 2022 resulted from pre-tax book income reported for the six months with favorable foreign tax credit impacts in the United States and the same six months in the prior year resulted from an overall pre-tax book loss reported for the six months coupled with non-deductible discrete compensation and acquisition costs in connection with the Knoll acquisition. For the six months ended December 3, 2022, the effective tax rate is lower than the United States federal statutory rate due to the favorable impact of increased foreign tax credits in the United States resulting from the recapture of prior year overall domestic loss. For the six months ended November 27, 2021, the effective tax rate is lower than the United States federal statutory rate due to the impact of applying the estimated annual effective tax rate to the year to date pre-tax loss, which included an adjustment impacted by non-deductible Knoll acquisition related costs.
The Company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its Condensed Consolidated Statements of Comprehensive Income. Interest and penalties recognized in the Company's Condensed Consolidated Statements of Comprehensive Income were negligible for the three and six months ended December 3, 2022 and November 27, 2021.
The Company's recorded liability for potential interest and penalties related to uncertain tax benefits was:

(In millions)	December 3, 2022	May 28, 2022
Liability for interest and penalties	$0.9	$0.9
Liability for uncertain tax positions, current	$2.0	$2.3
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
The carrying value and fair value of the Company's long-term debt, including current maturities, is as follows for the periods indicated:

(In millions)	December 3, 2022	May 28, 2022
Carrying value	$1,481.3	$1,427.9
Fair value	$1,380.9	$1,364.7
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
The following table sets forth financial assets and liabilities measured at fair value through net income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of December 3, 2022 and May 28, 2022.

(In millions)	December 3, 2022		May 28, 2022
Financial Assets	NAV	Quoted Prices with Other Observable Inputs (Level 2)	NAV	Quoted Prices with Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$33.5	$—	$31.8	$—
Foreign currency forward contracts	—	5.3	—	0.4
Deferred compensation plan	—	16.4	—	15.0
Total	$33.5	$21.7	$31.8	$15.4

Financial Liabilities
Foreign currency forward contracts	—	2.0	—	1.0
Total	$—	$2.0	$—	$1.0
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
The following table sets forth financial assets and liabilities measured at fair value through other comprehensive income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of December 3, 2022 and May 28, 2022.

(In millions)		December 3, 2022	May 28, 2022
Financial Assets	Balance Sheet Location	Quoted Prices with Other Observable Inputs (Level 2)	Quoted Prices with Other Observable Inputs (Level 2)
Interest rate swap agreement	Other noncurrent assets	$60.4	$31.9
Total		$60.4	$31.9

Financial Liabilities
Interest rate swap agreement	Other liabilities	$—	$—
Total		$—	$—
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
The interest rate swaps were designated as cash flow hedges at inception and the facts and circumstances of the hedged relationships remain consistent with the initial quantitative effectiveness assessment in that the hedged instruments remain an effective accounting hedge as of December 3, 2022. Since a designated derivative meets hedge accounting criteria, the fair value of the hedge is recorded in the Consolidated Statements of Stockholders’ Equity as a component of "Accumulated other comprehensive loss, net of tax." The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings. The interest rate swap agreements are assessed for hedge effectiveness on a quarterly basis.

(In millions)	Notional Amount	Forward Start Date	Termination Date	Effective Fixed Interest Rate
September 2016 Interest Rate Swap	$150.0	January 3, 2018	January 3, 2028	1.949%
June 2017 Interest Rate Swap	$75.0	January 3, 2018	January 3, 2028	2.387%
January 2022 Interest Rate Swap	$575.0	January 31, 2022	January 29, 2027	1.689%
The swaps above effectively converted indebtedness up to the notional amounts from a LIBOR-based floating interest rate plus applicable margin to an effective fixed rate plus applicable margin under the agreements as of the forward start date.
The following table summarizes the effects of the interest rate swap agreements for the three and six months ended:

	Three Months Ended		Six Months Ended
(In millions)	December 3, 2022	November 27, 2021	December 3, 2022	November 27, 2021
Gain recognized in Other comprehensive loss (effective portion)	$7.2	$4.0	$21.5	$3.0
Gain (Loss) reclassified from Accumulated other comprehensive loss into earnings	$2.4	$(1.2)	$2.0	$(1.9)
There were no gains or losses recognized in earnings for hedge ineffectiveness for the three and six month periods ended December 3, 2022 and November 27, 2021. The amount of loss expected to be reclassified from Accumulated other comprehensive loss into earnings during the next twelve months is $24.2 million, and net of tax is $18.2 million.
Redeemable Noncontrolling Interests
Changes in the Company's redeemable noncontrolling interest in HAY for the six months ended December 3, 2022 and November 27, 2021 are as follows:

(In millions)	December 3, 2022	November 27, 2021
Beginning Balance	$106.9	$77.0
Net income attributable to redeemable noncontrolling interests	3.1	3.9
Dividend attributable to redeemable noncontrolling interests	(1.6)	(3.8)
Cumulative translation adjustments attributable to redeemable noncontrolling interests	—	(2.0)
Foreign currency translation adjustments	(1.8)	(5.7)
Ending Balance	$106.6	$69.4
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
Changes in the warranty reserve for the stated periods were as follows:

	Three Months Ended		Six Months Ended
(In millions)	December 3, 2022	November 27, 2021	December 3, 2022	November 27, 2021
Accrual Balance — beginning	$72.3	$69.8	$73.2	$60.1
Accrual for warranty matters	7.4	3.9	11.7	9.2
Settlements and adjustments	(5.6)	(3.8)	(10.8)	(9.5)
Acquired through business acquisition	—	—	—	15.1
Measurement period adjustments to the reserve made subsequent to the period ended August 28, 2021	—	—	—	(5.0)
Accrual Balance — ending	$74.1	$69.9	$74.1	$69.9
Guarantees
The Company is periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one year and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies. However, the Company is ultimately liable for claims that may occur against them. As of December 3, 2022, the Company had a maximum financial exposure related to performance bonds totaling approximately $8.1 million. The Company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The Company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded in respect to these bonds as of either December 3, 2022 or May 28, 2022.
The Company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of December 3, 2022, the Company had a maximum financial exposure from these standby letters of credit totaling approximately $14.1 million, all of which is considered usage against the Company's revolving line of credit. The Company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded with respect to these arrangements as of December 3, 2022 or May 28, 2022.

Contingencies
The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect, if any, on the Company's Consolidated Financial Statements.
13. Short-Term Borrowings and Long-Term Debt
Short-term borrowings and long-term debt as of December 3, 2022 and May 28, 2022 consisted of the following:

(In millions)	December 3, 2022	May 28, 2022
Syndicated revolving line of credit, due July 2026	$480.0	$413.0
Term Loan A, 5.8125%, due July 2026	380.0	390.0
Term Loan B, 6.0625%, due July 2028	618.7	621.8
Supplier financing program	2.6	3.1
Total debt	$1,481.3	$1,427.9
Less: Unamortized discount and issuance costs	(17.7)	(19.4)
Less: Current debt	(28.8)	(29.3)
Long-term debt	$1,434.8	$1,379.2
In connection with the acquisition of Knoll, in July, 2021, the Company entered into a credit agreement that provided for a syndicated revolving line of credit and two term loans. The revolving line of credit provides the Company with up to $725 million in revolving variable interest borrowing capacity that matures in July 2026, replacing the previous $500 million syndicated revolving line of credit. The term loans consist of a five-year senior secured term loan "A" facility with an aggregate principal amount of $400 million and a seven-year senior secured term loan "B" facility with an aggregate principal amount of $625 million, the proceeds of which were used to finance a portion of the cash consideration for the acquisition of Knoll, for the repayment of certain debt of Knoll and to pay fees, costs and expenses related thereto. Both term loans have a LIBOR-based floating interest rate plus applicable margin. The credit agreement provides for the transition from LIBOR to SOFR, the recommended risk-free reference rate of the Federal Reserve Board and Alternative Reference Rates Committee, as of the LIBOR Transition Date, as defined within the credit agreement. The credit agreement includes accommodations regarding the transition to SOFR. During the six months ended November 27, 2021, the Company repaid $64 million of private placement notes due May 20, 2030 and a loss on extinguishment of debt of approximately $13.4 million was recognized as part of the repayment of the private placement notes, which represented the premium on early redemption. The Company made quarterly principal payments on term loan "A" and "B" during the six months ended December 3, 2022 in the amount of $5.0 million and $1.6 million, respectively.
Available borrowings under the syndicated revolving line of credit were as follows for the periods indicated:

(In millions)	December 3, 2022	May 28, 2022
Syndicated revolving line of credit borrowing capacity	$725.0	$725.0
Less: Borrowings under the syndicated revolving line of credit	480.0	413.0
Less: Outstanding letters of credit	14.1	15.4
Available borrowings under the syndicated revolving line of credit	$230.9	$296.6
Supplier Financing Program
The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations of the Company. Under this program, participating suppliers may finance payment obligations of the Company, prior to their scheduled due dates, at a discounted price to the third-party financial institution.
The Company has lengthened the payment terms for certain suppliers that have chosen to participate in the program. As a result, certain amounts due to suppliers have payment terms that are longer than standard industry practice and as such, these amounts have been excluded from “Accounts payable” in the Condensed Consolidated Balance Sheets as the amounts have been accounted for by the Company as current debt, within “Short-term borrowings and current portion of long-term debt”. As of December 3, 2022, the liability related to the supplier financing program is $2.6 million.
14. Accumulated Other Comprehensive Loss

The following table provides an analysis of the changes in accumulated other comprehensive loss for the six months ended December 3, 2022 and November 27, 2021:

(In millions)	Cumulative Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Interest Rate Swap Agreement	Accumulated Other Comprehensive Loss
Balance at May 28, 2022	$(93.9)	$(36.9)	$23.7	$(107.1)
Other comprehensive (loss) income, net of tax before reclassifications	(28.3)	—	19.5	(8.8)
Reclassification from accumulated other comprehensive loss - Other, net	—	1.1	2.0	3.1
Tax benefit	—	(0.3)	—	(0.3)
Net reclassifications	—	0.8	2.0	2.8
Net current period other comprehensive (loss) income	(28.3)	0.8	21.5	(6.0)
Balance at December 3, 2022	$(122.2)	$(36.1)	$45.2	$(113.1)

Balance at May 29, 2021	$(3.9)	$(50.4)	$(10.8)	$(65.1)
Other comprehensive (loss) income, net of tax before reclassifications	(50.1)	—	4.9	(45.2)
Reclassification from accumulated other comprehensive loss - Other, net	—	4.7	(1.9)	2.8
Tax benefit	—	(0.6)	—	(0.6)
Net reclassifications	—	4.1	(1.9)	2.2
Net current period other comprehensive (loss) income	(50.1)	4.1	3.0	(43.0)
Balance at November 27, 2021	$(54.0)	$(46.3)	$(7.8)	$(108.1)
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
The International Contract and Specialty segment includes the operations associated with the design, manufacture and sale of furniture products, indirectly or directly through an independent dealership network in Europe, the Middle East, Africa and Asia-Pacific as well as the global activities of the Specialty brands, which include Holly Hunt, Spinneybeck, Maharam, Edelman, and Knoll Textiles.

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
The following is a summary of certain key financial measures for the respective periods indicated:

	Three Months Ended		Six Months Ended
(In millions)	December 3, 2022	November 27, 2021	December 3, 2022	November 27, 2021
Net Sales:
Americas	$529.7	$499.3	$1,067.1	$880.6
International & Specialty	264.9	247.0	537.4	414.1
Retail	272.3	280.0	541.2	521.3
Total	$1,066.9	$1,026.3	$2,145.7	$1,816.0

Operating Earnings (Loss):
Americas	$25.3	$(10.9)	$45.7	$(21.5)
International & Specialty	28.3	14.8	56.2	21.4
Retail	2.0	34.4	19.8	60.8
Corporate	(16.9)	(32.1)	(32.2)	(107.1)
Total	$38.7	$6.2	$89.5	$(46.4)
Many of the Company's assets, including manufacturing, office and showroom facilities, support multiple segments. For that reason, it is impractical to disclose asset information on a segment basis.
16. Restructuring and Integration Expense
As part of restructuring and integration activities the Company has incurred expenses that qualify as exit and disposal costs under U.S. GAAP. These include severance and employee benefit costs as well as other direct separation benefit costs. Severance and employee benefit costs primarily relate to cash severance, non-cash severance, including accelerated equity award compensation expense. The Company also incurs expenses that are an integral component of, and directly attributable to, our restructuring and integration activities, which do not qualify as exit and disposal costs under U.S. GAAP. These include integration implementation costs that relate primarily to professional fees and non-cash losses incurred on debt extinguishment.
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
Knoll Integration:
Following the Knoll acquisition, the Company announced a multi-year program (the "Knoll Integration") designed to reduce costs and integrate and optimize the combined organization. The Company currently expects that the Knoll Integration will result in pre-tax cash costs that are expected to be approximately $140 million, comprised of the following categories:
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
•Other integration costs include professional fees and other incremental third-party expenses, including a loss on extinguishment of debt associated with financing of the Knoll acquisition.

For the six months ended December 3, 2022, we incurred $8.7 million of costs related to the Knoll Integration including: $1.4 million of severance and employee benefit costs, $2.8 million of lease termination fees, and $4.5 million of other integration costs.
For the six months ended November 27, 2021, we incurred $95.8 million of costs related to the Knoll Integration including: $46.4 million of severance and employee benefit costs, $15.5 million of non-cash asset impairments, $13.4 million of non-cash costs related to debt-extinguishment in the financing of the transaction, and $20.5 million of other integration costs.
The following table provides an analysis of the changes in liability balance for Knoll Integration costs that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and exit and disposal activities) for the six months ended December 3, 2022:

(In millions)	Severance and Employee Benefit	Exit and Disposal Activities	Total
May 29, 2022	$1.4	$—	$1.4
Integration Costs	1.4	2.8	4.2
Amounts Paid	(2.1)	(2.8)	(4.9)
Non-cash costs	(0.2)	—	(0.2)
December 3, 2022	$0.5	$—	$0.5
The Company expects that a substantial portion of the liability for the Knoll Integration as of December 3, 2022 will be paid in fiscal year 2023.
The following is a summary of integration expenses by segment for the periods indicated:

	Three Months Ended		Six Months Ended
(In millions)	December 3, 2022	November 27, 2021	December 3, 2022	November 27, 2021
Americas Contract	$1.1	$19.9	$4.0	$20.9
International Contract & Specialty	1.0	—	1.5	—
Retail	—	—	0.2	—
Corporate	2.0	20.3	3.0	74.9
Total	$4.1	$40.2	$8.7	$95.8
2023 Restructuring Plan
During the first quarter of fiscal year 2023, the Company announced a restructuring plan ("2023 restructuring plan") to reduce expenses. These restructuring activities included voluntary and involuntary reductions in workforces. As the result of these actions, the Company projects an annualized expense reduction of approximately $30 million to $35 million. In connection with the 2023 restructuring plan, the Company incurred severance and related charges of $14.7 million and $15.2 million for the three and six months ended December 3, 2022, respectively. These charges consisted solely of cash expenditures for employee termination and severance costs to be paid in fiscal 2023.
The following table provides an analysis of the changes in the restructuring cost reserve for the six months ended December 3, 2022:

(In millions)	Severance and Employee-Related
May 28, 2022	$—
Restructuring Costs	15.2
Amounts Paid	(2.6)
December 3, 2022	$12.6

The following is a summary of restructuring expenses by segment for the periods indicated:

	Three Months Ended		Six Months Ended
(In millions)	December 3, 2022	November 27, 2021	December 3, 2022	November 27, 2021
Americas Contract	$13.2	$—	$13.2	$—
International Contract & Specialty	0.7	—	0.7	—
Retail	0.8	—	1.3	—
Total	$14.7	$—	$15.2	$—
17. Variable Interest Entities
The Company entered into notes receivable with certain of its third-party owned dealers that are deemed to be variable interests in variable interest entities. The carrying value of these notes receivable was $5.7 million and $1.2 million as of December 3, 2022 and May 28, 2022 respectively. This carrying value of long-term notes receivable represents the Company’s maximum exposure to loss. The Company is not deemed to be the primary beneficiary for any of these variable interest entities as each dealer controls the activities that most significantly impact the entity’s economic performance, including sales, marketing, and operations.

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
Business Overview
The Company researches, designs, manufactures, sells, and distributes furnishings and accessories for use in various environments including office, healthcare, educational, and residential settings, and provides related services that support companies all over the world. The Company’s products are sold in over 100 countries primarily through independent contract furniture dealers, direct customer sales, owned and independent retailers, direct-mail catalogs, and the Company’s eCommerce platforms. The following is a summary of results for the three months ended December 3, 2022:
•Net sales were $1,066.9 million and orders were $1,013.4 million, representing an increase of 4.0% and a decrease of 12.5%, respectively, when compared to the same quarter of the prior year. On an organic basis, which excludes the impact of foreign currency translation and the divesting of an owned dealership in the prior year, net sales were $1,100.7 million(*) and orders were $1,047.5 million, representing an increase of 7.6% and decrease of 9.2%, respectively, when compared to the same quarter of the prior year.
•Gross margin was 34.5% as compared to 34.4% for the same quarter of the prior year. The increase in gross margin was driven primarily by price increases, net of incremental discounting as well as the margin impact of Knoll purchase accounting amortization that occurred in the prior year, offset in part by higher commodity costs and increased inventory storage and handling costs within the Global Retail segment.
•Operating expenses decreased by $17.9 million or 5.2% as compared to the same quarter of the prior year. The decrease was driven by a decrease of approximately $42 million in integration and amortization expenses related to the acquisition of Knoll. This decrease was offset in part by restructuring expense of $14.7 million in the current period, increased marketing and selling expenses of approximately $3 million and increases in compensation and benefit costs of approximately $7 million.
•The integration of the Knoll acquisition continues to progress as planned. At the close of the second quarter, we had implemented approximately $101 million in annualized run rate savings, and have increased the targeted run-rate cost synergies from $120 million to $140 million within three years of the Knoll acquisition.
•The effective tax rate was 19.8% compared to 77.6% for the same quarter of the prior year. The year over year change in the effective tax rate for the three months ended December 3, 2022 resulted from the year over year change in pre-tax book income as well as the year over year change in forecasted full year pre-tax income. The rate in the second quarter of fiscal 2023 was also impacted by favorable foreign tax credits in the United States.
•Diluted earnings per share was $0.21 as compared to a loss per share of $0.02 in the prior year. Excluding integration related costs, restructuring costs, and the amortization of intangible assets purchased as part of the Knoll acquisition, adjusted diluted earnings per share was $0.46(*), a 14.8%(*) decrease as compared to prior year adjusted diluted earnings per share.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."
The following summary includes the Company's view of the economic environment in which it operates:
•The Company's financial performance is sensitive to changes in certain input costs, including steel and steel component parts. Ongoing cost reduction initiatives and price increase actions have been implemented to help offset these cost pressures, and the benefit from these initiatives is expected to increase over time.
•During the quarter the Company has continued to experience the impact of economic uncertainty in many of the geographies and markets in which we operate. The Company believes that our second quarter financial results reflect how our diversified business model, with brands across multiple channels, customer segments and geographies, provides risk diversification and opportunities for future growth.
•The Americas Contract segment in the second quarter reported net sales totaling $529.7 million, up 6.1% compared to the prior year period on a reported basis and up 7.3% organically. Americas Contract had new orders of $474.1 million, which was a decrease of 17.3% from the prior year, and down 16.2% on an organic basis. The decline in orders year-over-year reflected the impact of pandemic-driven pent-up demand in the prior year period, compounded by a challenging macro-economic environment and many customers opting to pilot smaller projects as part of their return to office efforts following the extended impacts of COVID on office utilization rates.
•The International Contract & Specialty segment delivered net sales in the second quarter of $264.9 million, an increase of 7.2% from the year-ago period on a reported basis and up 15.4% organically. New orders in this segment totaled $241.7 million, representing a year-over-year decrease of 7.4% on a reported basis and an increase of 0.1% organically. During the quarter, lower demand levels in China, France and Ireland were partially offset by growth in India, South Korea and the Middle East. Additionally, lower order demand for Holly Hunt was offset by growth in the textile brands and Spinneybeck Filzfelt.
•Net sales in the second quarter for our Global Retail segment totaled $272.3 million, a decline of 2.8% over the same quarter last year on a reported basis and up 1.2% organically. New orders in the quarter totaled $297.6 million, down 8.1% compared to the same period last year on a reported basis and down 4.4% organically. Investments in digital capabilities, reliability and strategic marketing promotion helped bolster sales during the quarter.
The Company's fiscal year is the 52 or 53 week period ending on the Saturday closest to May 31. The fiscal year ended May 28, 2022 ("fiscal 2022") was a 52 week period while the fiscal year ending June 3, 2023 ("fiscal 2023") will be a 53 week period. The first six months of fiscal 2022 contained 26 weeks, and the six months of fiscal 2023 contained 27 weeks. This is a factor that should be considered when comparing the Company's year to date financial results to the prior year period.
The remaining sections within Item 2 include additional analysis of the three and six months ended December 3, 2022, including discussion of significant variances compared to the prior year periods.
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
The non-GAAP financial measures referenced within this report include: Adjusted Earnings per Share and Organic Growth (Decline).
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
The adjustments made to arrive at these non-GAAP financial measures are as follows:
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
•Special charges: Include certain costs arising as a direct result of COVID-19 pandemic.
•Tax Related Items: We excluded the income tax benefit/provision effect of the tax related items from our non-GAAP measures because they are not associated with the tax expense on our ongoing operating results.
The following tables reconcile net sales to organic net sales for the periods ended as indicated below:

	Three Months Ended
	December 3, 2022
	Americas	International & Specialty	Retail	Total
Net Sales, as reported	$529.7	$264.9	$272.3	$1,066.9
% change from PY	6.1%	7.2%	(2.8)%	4.0%

Adjustments
Currency Translation Effects (1)	2.7	20.1	11.0	33.8
Net Sales, organic	$532.4	$285.0	$283.3	$1,100.7
% change from PY	7.3%	15.4%	1.2%	7.6%

	Three Months Ended
	November 27, 2021
	Americas	International & Specialty	Retail	Total
Net Sales, as reported	$499.3	$247.0	$280.0	$1,026.3

Adjustments
Dealer Divestitures	(3.1)	—	—	(3.1)
Net sales, organic	$496.2	$247.0	$280.0	$1,023.2
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period

	Six Months Ended
	December 3, 2022
	Americas	International & Specialty	Retail	Total
Net Sales, as reported	$1,067.1	$537.4	$541.2	$2,145.7
% change from PY	21.2%	29.8%	3.8%	18.2%

Adjustments
Acquisitions	(77.2)	(55.5)	(31.1)	(163.8)
Currency Translation Effects (1)	4.1	31.9	19.3	55.3
Impact of Extra Week in FY23	(27.4)	(11.6)	(13.7)	(52.7)
Net Sales, organic	$966.6	$502.2	$515.7	$1,984.5
% change from PY	10.5%	21.3%	(1.1)%	9.6%

	Six Months Ended
	November 27, 2021
	Americas	International & Specialty	Retail	Total
Net Sales, as reported	$880.6	$414.1	$521.3	$1,816.0

Adjustments
Dealer Divestitures	(6.0)	—	—	(6.0)
Net sales, organic	$874.6	$414.1	$521.3	$1,810.0
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period
The following tables reconcile orders as reported to organic orders for the periods ended as indicated below:

	Three Months Ended
	December 3, 2022
	Americas	International and Specialty	Retail	Total
Orders, as reported	$474.1	$241.7	$297.6	$1,013.4
% change from PY	(17.3)%	(7.4)%	(8.1)%	(12.5)%

Adjustments
Currency Translation Effects (1)	2.5	19.7	11.9	34.1
Orders, organic	$476.6	$261.4	$309.5	$1,047.5
% change from PY	(16.2)%	0.1%	(4.4)%	(9.2)%

	Three Months Ended
	November 27, 2021
	Americas	International and Specialty	Retail	Total
Orders, as reported	$573.1	$261.1	$323.7	$1,157.9

Adjustments
Dealer Divestitures	(4.7)	—	—	(4.7)
Orders, organic	$568.4	$261.1	$323.7	$1,153.2
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period.

	Six Months Ended
	December 3, 2022
	Americas	International and Specialty	Retail	Total
Orders, as reported	$985.4	$494.1	$547.0	$2,026.5
% change from PY	(7.8)%	8.8%	(0.9)%	(2.3)%

Adjustments
Acquisition	(80.3)	(57.5)	(32.2)	(170.0)
Currency Translation Effects (1)	3.4	29.5	17.8	50.7
Impact of Extra Week in FY23	(24.0)	(10.3)	(12.4)	(46.7)
Orders, organic	$884.5	$455.8	$520.2	$1,860.5
% change from PY	(16.6)%	0.4%	(5.7)%	(10.0)%

	Six Months Ended
	November 27, 2021
	Americas	International and Specialty	Retail	Total
Orders, as reported	$1,068.5	$454.1	$551.8	$2,074.4

Adjustments
Dealer Divestitures	(7.6)	—	—	(7.6)
Orders, organic	$1,060.9	$454.1	$551.8	$2,066.8
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period.
The following table reconciles earnings per share - diluted to adjusted earnings per share - diluted for the periods ended as indicated below:

	Three Months Ended		Six Months Ended
	December 3, 2022	November 27, 2021	December 3, 2022	November 27, 2021
Earnings (Loss) per Share - Diluted	$0.21	$(0.02)	$0.55	$(0.94)

Non-comparable items:
Add: Amortization of purchased intangibles	0.08	0.21	0.16	0.70
Add: Acquisition and integration charges	0.06	0.55	0.12	1.55
Add: Restructuring charges	0.19	—	0.20	—
Add: Special charges	—	—	—	(0.01)
Add: Debt extinguishment	—	—	—	0.19
Tax impact on adjustments	(0.08)	(0.20)	(0.13)	(0.51)
Adjusted Earnings per Share - Diluted	$0.46	$0.54	$0.90	$0.98
Weighted Average Shares Outstanding (used for Calculating Adjusted Earnings per Share) – Diluted	75,878,078	75,304,752	76,042,640	70,803,483

Analysis of Results for Three and Six Months
The following table presents certain key highlights from the results of operations for the three and six months ended:

	Three Months Ended			Six Months Ended
(In millions, except share data)	December 3, 2022	November 27, 2021	% Change	December 3, 2022	November 27, 2021	% Change
Net sales	$1,066.9	$1,026.3	4.0%	$2,145.7	$1,816.0	18.2%
Cost of sales	699.3	673.3	3.9%	1,406.0	1,185.3	18.6%
Gross margin	367.6	353.0	4.1%	739.7	630.7	17.3%
Operating expenses	328.9	346.8	(5.2)%	650.2	677.1	(4.0)%
Operating earnings (loss)	38.7	6.2	524.2%	89.5	(46.4)	292.9%
Other expenses, net	17.1	8.2	108.5%	34.2	26.1	31.0%
Earnings (loss) before income taxes and equity income	21.6	(2.0)	1,180.0%	55.3	(72.5)	176.3%
Income tax expense (benefit)	4.3	(2.7)	259.3%	10.6	(13.3)	179.7%
Equity income from nonconsolidated affiliates, net of tax	0.2	(0.1)	300.0%	0.2	—	—%
Net earnings (loss)	17.5	0.6	2,816.7%	44.9	(59.2)	175.8%
Net earnings attributable to redeemable noncontrolling interests	1.5	2.3	n/a	3.1	3.9	n/a
Net earnings (loss) attributable to MillerKnoll, Inc.	$16.0	$(1.7)	1,041.2%	$41.8	$(63.1)	166.2%
Earnings (loss) per share — basic	$0.21	$(0.02)	1,150.0%	$0.55	$(0.94)	158.5%
Orders	$1,013.4	$1,157.9	(12.5)%	$2,026.5	$2,074.4	(2.3)%
Backlog	$815.4	$967.3	(15.7)%
The following table presents select components of the Company's Condensed Consolidated Statements of Comprehensive (Loss) Income as a percentage of net sales, for the three and six months ended:

	Three Months Ended		Six Months Ended
	December 3, 2022	November 27, 2021	December 3, 2022	November 27, 2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.5	65.6	65.5	65.3
Gross margin	34.5	34.4	34.5	34.7
Operating expenses	30.8	33.8	30.3	37.3
Operating earnings (loss)	3.6	0.6	4.2	(2.6)
Other expenses, net	1.6	0.8	1.6	1.4
Earnings (loss) before income taxes and equity income	2.0	(0.2)	2.6	(4.0)
Income tax expense (benefit)	0.4	(0.3)	0.5	(0.7)
Equity income from nonconsolidated affiliates, net of tax	—	—	—	—
Net earnings (loss)	1.6	0.1	2.1	(3.3)
Net earnings attributable to redeemable noncontrolling interests	0.1	0.2	0.1	0.2
Net earnings (loss) attributable to MillerKnoll, Inc.	1.5	(0.2)	1.9	(3.5)

Net Sales
The following charts present graphically the primary drivers of the year-over-year change in net sales for the three and six months ended December 3, 2022. The amounts presented in the graphs are expressed in millions and have been rounded.
Net sales increased $41 million or 4.0% in the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022. The following items contributed to the change:
•Incremental price increases, net of price discounting drove an increase in net sales of approximately $79 million.
•Increased sales volumes within the International Contract & Specialty segment contributed to sales growth in the quarter by approximately $23 million. The growth was driven, in part, by a strong backlog of orders coming into the second quarter.
•Decreased sales volume within the Americas and Global Retail segments offset these increases by approximately $12 million and $15 million, respectively.
•Foreign currency translation decreased net sales by approximately $34 million.
Net sales increased $330 million or 18.2% in the first six months of fiscal 2023 compared to the first six months of fiscal 2022. The following items contributed to the change:
•Increase of $161 million due to the Knoll acquisition that was completed on July 19, 2021 of the prior year, net of a decrease in sales related to the divestiture of an owned dealership in the prior year.
•Incremental price increases, net of price discounting drove an increase in net sales of approximately $130 million.
•Increased sales volumes within the International Contract & Specialty segment contributed to sales growth in the quarter by approximately $77 million. The International Contract & Specialty segment's growth was driven, in part, by a strong backlog of orders in the first half of the year.
•The additional week during the first quarter of the current year contributed to approximately $53 million of the year to date net sales increase.
•Decreased sales volume within the Americas and Global Retail segments offset these increases by approximately $6 million and $30 million, respectively.
•Foreign currency translation decreased net sales by approximately $55 million.
Gross Margin
Gross margin was 34.5% in the second quarter of fiscal 2023 as compared to 34.4% in the second quarter of fiscal 2022. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:

•Price increases, net of incremental discounting, contributed to margin improvement of approximately 350 basis points.
•The impact of amortization of purchased intangibles related to the Knoll acquisition recorded in the prior year that did not occur in the current period had a favorable impact on gross margin of approximately 40 basis points. These factors were offset in part by the following factors;
•Cost pressures from commodities, storage and handling costs, freight and product distribution costs, which decreased gross margin by approximately 250 basis points.
•Increased labor and overhead costs had a negative impact on margin of approximately 60 basis points.
•Unfavorable product and channel mix as compared to the prior year also had a negative impact on gross margin.
Gross margin was 34.5% in the six months ended December 3, 2022 as compared to 34.7% for the same period in the prior fiscal year. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:
•Cost pressures from commodities, storage and handling costs, freight and product distribution costs decreased gross margin by approximately 320 basis points.
•Increased labor costs had a negative impact on margin of approximately 60 basis points. These factors were offset in part by the following factors;
•The positive impact of price increases, net of incremental discount, offset some of these pressures by approximately 340 basis points.
•The impact of amortization of purchased intangibles related to the Knoll acquisition recorded in the prior year that did not occur in the current period had a favorable impact on gross margin of approximately 50 basis points.
Operating Expenses
The following charts present graphically the primary drivers of the year-over-year change in operating expenses for the three and six months ended December 3, 2022. The amounts presented in the graphs are expressed in millions and have been rounded.

Operating expenses decreased by $18 million or 5.2% in the second quarter of fiscal 2023 compared to the prior year period. The following factors contributed to the change:
•Restructuring expenses increased by approximately $15 million related to voluntary and involuntary reductions in the Company's workforces.
•Compensation and benefit costs increased approximately $7 million, driven by increases in variable-based compensation and incentives as well as increased benefit costs related to the harmonization of benefits across the organization.
•Increased marketing costs of approximately $3 million, primarily driven by the Global Retail segment.
•An increase of approximately $3 million related to the expansion of physical store locations within the Global Retail segment.
•Acquisition related integration and amortization expense decreased $42 million from the prior year period.
•Favorable foreign currency translation of approximately $3 million.
Operating expenses decreased by $27 million or 4.0% in the first six months of fiscal 2023 compared to the first six months of fiscal 2022. The following factors contributed to the change:
•The consolidation of Knoll results for the entirety of the first quarter of fiscal 2023 increased operating expenses by $50 million.
•Restructuring expenses increased by approximately $15 million related to voluntary and involuntary reductions in the Company's workforces.
•Compensation and benefit costs increased approximately $14 million, driven by increases in variable-based compensation and incentives as well as increased benefit costs related to the harmonization of benefits across the organization.
•The impact of an extra week in the first quarter of fiscal 2023 increased operating expenses by approximately $13 million.
•Acquisition related integration and amortization expense decreased $126 million from the prior year period.
•Favorable foreign currency translation of approximately $8 million.
•The remaining change was primarily due to investments in technology and digital tools primarily across the Americas and Retail segments.

Other Income/Expense
During the three months ended December 3, 2022, net other expense was $17.1 million, representing an unfavorable change of $8.9 million compared to the same period in the prior year. Other income/expense in the three months ended December 3, 2022 included $9.1 million of higher interest expense resulting from higher levels of debt and increased interest rates as compared to the same period of the prior year.
During the six months ended December 3, 2022, net other expense was $34.2 million, representing an unfavorable change of $8.1 million compared to the same period in the prior year. Other income/expense in the six months ended November 27, 2021 included a loss on extinguishment of debt of approximately $13.4 million, which represented the premium on early debt redemption. This was offset by $20.2 million of higher interest expense during the current year resulting from higher levels of debt as well as increases in interest expense.
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
The charts below present the relative mix of Net sales and Operating earnings across each of the Company's segments during the three and six month periods ended December 3, 2022. This is followed by a discussion of the Company's results, by reportable segment. The amounts presented in the charts are in millions and have been rounded.

Americas Contract

	Three Months Ended			Six Months Ended
(Dollars in millions)	December 3, 2022	November 27, 2021	Change	December 3, 2022	November 27, 2021	Change
Net sales	$529.7	$499.3	$30.4	$1,067.1	$880.6	$186.5
Gross margin	158.7	128.4	30.3	302.9	234.6	68.3
Gross margin %	30.0%	25.7%	4.3%	28.4%	26.6%	1.8%
Operating earnings	25.3	(10.9)	36.2	45.7	(21.5)	67.2
Operating earnings %	4.8%	(2.2)%	7.0%	4.3%	(2.4)%	6.7%
For the three month comparative period, net sales increased 6.1%, or 7.3%(*) on an organic basis, over the prior year period due to:
•Price increases, net of incremental discounting of $46 million; offset in part by
•Decreased sales volumes within the segment of approximately $12 million, which were driven by challenging macro-economic conditions as well as the year-over-year impact of higher shipments in the prior year related to pent-up demand after the COVID-19 pandemic; as well as unfavorable foreign currency translation of approximately $3 million.
For the six month comparative period, Net sales increased 21.2%, or 10.5%(*) on an organic basis, over the prior year period due to:
•An increase in sales of $74 million due to the Knoll acquisition that was completed on July 19, 2021. The increase represents the impact of consolidating Knoll results for the entirety of the first quarter of fiscal 2023.
•Price increases, net of incremental discounting of $94 million; and
•An increase of approximately $27 million related to the additional week in the first quarter; offset in part by
•Decreased sales volumes within the segment of approximately $6 million, which were driven by challenging macro-economic conditions as well as the year-over-year impact of higher shipments in the prior year related to pent-up demand after the COVID-19 pandemic; as well as unfavorable foreign currency translation of approximately $4 million.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."
For the three month comparative period, operating earnings increased $36.2 million, or 332.1%, over the prior year period due to:
•Increased gross margin of $30 million due to the increase in net sales described above, as well as increased gross margin percentage of 430 basis points. The increase in gross margin percentage was due primarily to the impact of price increase actions taken in the prior year as well as from the impact of amortization of purchased intangibles related to the Knoll acquisition recorded in the prior year that did not occur in the current period, offset in part by higher commodity and labor costs.
•Decreased operating expenses of $6 million driven primarily a decrease in acquisition related integration and amortization expense of $17 million from the prior year period. These decreases in operating expenses were offset in part by increased restructuring expenses of approximately $13 million related to voluntary and involuntary reductions in the Company's workforces as well as increased compensation and benefit costs of $1 million due to increases in variable-based compensation.
For the six month comparative period, Operating earnings increased $67.2 million, or 312.6%, over the prior year period due to:
•Increased Gross margin of $68.3 million due to the increase in net sales described above, as well as increased gross margin percentage of 180 basis points due primarily to incremental list price increases, net of contract price discounting, as well as from the impact of amortization of purchased intangibles related to the Knoll acquisition recorded in the prior year that did not occur in the current period, offset in part by higher commodity and labor costs.
•Increased Operating expenses of $1.1 million. The following factors contributed to the change:

◦An increase of approximately $20 million from consolidating Knoll results for the entirety of the first quarter of fiscal 2023.
◦An increase of approximately $6 million related to the additional week in the first quarter of fiscal 2023.
◦Increased restructuring expenses of approximately $13 million related to voluntary and involuntary reductions in the Company's workforces. These increases in operating expenses were offset by lower amortization and acquisition related integration charges of $28 million from the prior year period as well as lower technology, product, and marketing spend.
International Contract & Specialty

	Three Months Ended			Six Months Ended
(Dollars in millions)	December 3, 2022	November 27, 2021	Change	December 3, 2022	November 27, 2021	Change
Net sales	$264.9	$247.0	$17.9	$537.4	$414.1	$123.3
Gross margin	109.0	98.5	10.5	222.4	165.7	56.7
Gross margin %	41.1%	39.9%	1.2%	41.4%	40.0%	1.4%
Operating earnings	28.3	14.8	13.5	56.2	21.4	34.8
Operating earnings %	10.7%	6.0%	4.7%	10.5%	5.2%	5.3%
For the three month comparative period, net sales increased 7.2%, or 15.4%(*) on an organic basis, over the prior year period due to:
•Increased sales volume of approximately $23 million, driven by robust return to office plans within many international markets, continued growth within the India, South Korea and Middle East markets, and strength within the Holly Hunt and Spinneybeck Filzfelt businesses; and
•Price increases, net of incremental discounting of $15 million; offset in part by
•Unfavorable foreign currency translation of approximately $20 million.
For the six month comparative period, Net sales increased 29.8%, or 21.3%(*) on an organic basis, over the prior year period due to:
•Increased sales volume of approximately $77 million;
•An increase in sales of $56 million due to the Knoll acquisition that was completed on July 19, 2021. The increase represents the impact of consolidating Knoll results for the entirety of the first quarter of fiscal 2023;
•The positive impact of the additional sales from the additional week in the first quarter of $12 million; and
•Price increases, net of incremental discounting of $11 million; offset in part by
•Unfavorable foreign currency translation of approximately $32 million.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."
For the three month comparative period, Operating earnings increased $13.5 million, or 91.2%, over the prior year period due to:
•Increased Gross margin of $11 million due to the increase in sales explained above, as well as the increased gross margin percentage of 120 basis points due primarily to the leverage of fixed costs on higher sales volume as well as from the impact of amortization of purchased intangibles related to the Knoll acquisition recorded in the prior year that did not occur in the current period.
•Decreased operating expenses of approximately $3 million driven primarily by decreased amortization and acquisition related integration changes of approximately $5 million, as well as favorable foreign currency exchange impacts of approximately $3 million, offset in part by increased compensation, variable-incentive and benefit costs.
For the six month comparative period, Operating earnings increased $34.8 million, or 162.6%, over the prior year period due to:
•Increased Gross margin of $56.7 million due to the increase in sales explained above, and increased gross margin percentage of 140 basis points due primarily to the leverage of fixed costs on higher sales volume as well as from the impact of amortization of purchased intangibles related to the Knoll acquisition recorded in the prior year that did not occur in the current period.
•Increased Operating expenses of $21.9 million driven primarily from consolidating Knoll results for the entirety of the first quarter of fiscal 2023, the impact of the additional week in the current period as compared to the prior year, and increased compensation and benefit costs, partially offset by the impact of foreign currency translation as well as lower amortization and acquisition related integration charges as compared to the same period of the prior year.
Global Retail

	Three Months Ended			Six Months Ended
(Dollars in millions)	December 3, 2022	November 27, 2021	Change	December 3, 2022	November 27, 2021	Change
Net sales	$272.3	$280.0	$(7.7)	$541.2	$521.3	$19.9
Gross margin	99.9	126.1	(26.2)	214.4	230.4	(16.0)
Gross margin %	36.7%	45.0%	(8.3)%	39.6%	44.2%	(4.6)%
Operating earnings	2.0	34.4	(32.4)	19.8	60.8	(41.0)
Operating earnings %	0.7%	12.3%	(11.6)%	3.7%	11.7%	(8.0)%
For the three month comparative period, Net sales decreased 2.8%, and increased 1.2%(*) on an organic basis, over the prior year period due to:
•Price increases, net of incremental discounting, which increased sales by $19 million; more than offset by
•A decrease in sales volume of approximately $15 million, driven by changes in customer spending trends; and
•Unfavorable foreign currency translation of approximately $11 million.
For the six month comparative period, Net sales increased 3.8%, and decreased 1.1%(*) on an organic basis, over the prior year period due to:
•An increase in sales of $31 million due to the Knoll acquisition that was completed on July 19, 2021. The increase represents the impact of consolidating Knoll results for the entirety of the first quarter of fiscal 2023;
•Price increases, net of incremental discounting, which increased sales by $25 million; and
•The positive impact of additional sales from the 14th week in the first quarter of $14 million; offset in part by
•A decrease in sales volume of approximately $30 million, driven by changes in customer spending trends; and
•Unfavorable foreign currency translation of approximately $19 million.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."
For the three month comparative period, Operating earnings decreased $32 million or 94.2% over the prior year period due to:
•Decreased Gross margin of $26 million due to the decrease in sales explained above, and decreased gross margin percentage of 830 basis points attributable to the unfavorable impact of higher inventory related costs, including storage, freight and distribution as well as unfavorable changes in product mix, partially partially offset in part by the favorable impact of pricing.
•Increased operating expenses of $6 million driven primarily by increased marketing costs and costs associated with the expansion of physical store locations.
For the six month comparative period, Operating earnings decreased $41 million, or 67.4%, over the prior year period due to:
•Decreased Gross margin of $16 million driven by the decreased gross margin percentage of 460 basis points attributable to the unfavorable impact of higher commodity and inventory storage costs as well as unfavorable changes in product mix, partially offset in part by the favorable impact of pricing.
•Increased Operating expenses of $25 million primarily due to consolidating Knoll results for the entirety of the first quarter of fiscal 2023 and increased marketing and costs associated with the expansion of physical store locations.

Corporate
Corporate unallocated expenses totaled $17 million for the second quarter of fiscal 2023, a decrease of $15 million from the second quarter of fiscal 2022. The decrease was driven by a reduction of integration and transaction costs related to the Knoll acquisition, which were $21 million in the prior period compared to $2 million in the second quarter of fiscal 2023.
Corporate unallocated expenses totaled $32.2 million for the first six months of fiscal 2023, a decrease of $74.9 million from the same period of fiscal 2022. The decrease was driven by a reduction of integration and transaction costs related to the Knoll acquisition, which were $107.1 million in the prior period compared to $32.2 million in the second quarter of fiscal 2023.
Liquidity and Capital Resources
The table below summarizes the net change in cash and cash equivalents for the six months ended as indicated.

(In millions)	December 3, 2022	November 27, 2021
Cash (used in) provided by:
Operating activities	$(5.3)	$(57.6)
Investing activities	(32.0)	(1,133.8)
Financing activities	11.6	1,035.5
Effect of exchange rate changes	(7.1)	(13.2)
Net change in cash and cash equivalents	$(32.8)	$(169.1)
Cash Flows - Operating Activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture, distribute, and market our products. Net cash used in operating activities for the six months ended December 3, 2022 totaled $5.3 million, as compared to cash used of $57.6 million in the same period of the prior year. The decrease in cash outflow is due primarily to an increase in earnings in the current quarter compared to the same period of the prior year.
Cash Flows - Investing Activities
Cash used in investing activities for the six months ended December 3, 2022 was $32.0 million, as compared to $1,133.8 million in the same period of the prior year. The decrease in cash outflow in the current year, compared to the prior year, was primarily due to the acquisition of Knoll, which drove a cash outflow, net of cash acquired, of $1,088.5 million in the prior year period. In the six months ended December 3, 2022, we were advanced $13.5 million of cash against the value of company owned life insurance policies. This is reflected as cash proceeds from investing activities in the Consolidated Statement of Cash Flows.
At the end of the second quarter of fiscal 2023, there were outstanding commitments for capital purchases of $17.9 million. The Company plans to fund these commitments through a combination of cash on hand and cash flows from operations. The Company expects full-year capital purchases to be between $90 million and $100 million, which will be primarily related to investments in the Company's facilities and equipment. This compares to full-year capital spending of $94.7 million in fiscal 2022. Capital expenditures through for the first six months of fiscal 2023 of $40.3 million are $6.0 million less than the same period of the prior year.
Cash Flows - Financing Activities
Cash provided from financing activities for the six months ended December 3, 2022 was $11.6 million, as compared to cash provided by financing activities of $1,035.5 million in the same period of the prior year. The decrease in cash provided in the current year, compared to the prior year, was primarily due to net borrowings of $1,007.0 million from the credit agreement the Company entered into during the prior year.
Sources of Liquidity
The Company has taken actions to safeguard its cash flow and liquidity position in the current environment. The Company is closely managing spending levels, capital investments, and working capital.
The Company maintains an open market share repurchase program under our existing share repurchase authorization and may repurchase shares from time to time based on management’s evaluation of market conditions, share price and other factors.

At the end of the second quarter of fiscal 2023, the Company had a well-positioned balance sheet and liquidity profile. The Company has access to liquidity through credit facilities, cash and cash equivalents, and short-term investments. These sources have been summarized below. For additional information, refer to Note 13 to the Condensed Consolidated Financial Statements.

(In millions)	December 3, 2022	May 28, 2022
Cash and cash equivalents	$197.5	$230.3
Availability under syndicated revolving line of credit	230.9	296.6
Total liquidity	$428.4	$526.9
Of the cash and cash equivalents noted above at the end of the second quarter of fiscal 2023, the Company had $181.6 million of cash and cash equivalents held outside the United States.
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
As of December 3, 2022, the total debt outstanding related to borrowings under the syndicated revolving line of credit was $480.0 million with available borrowings against this facility of $230.9 million.
The Company intends to repatriate $185.0 million of undistributed foreign earnings of which $104.9 million is held in cash in certain foreign jurisdictions with the remainder recorded in working capital. The Company has recorded a $6.3 million deferred tax liability related to foreign withholding taxes on these future dividends received in the U.S. from foreign subsidiaries. A significant portion of the $185.0 million of undistributed foreign earnings was previously taxed under the U.S. Tax Cut and Jobs Act (TCJA). The Company intends to remain indefinitely reinvested in the remaining undistributed earnings outside the U.S. which is estimated to be approximately $250.2 million on December 3, 2022.
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
New Accounting Standards
See Note 2 to the Condensed Consolidated Financial Statements.

Cautionary Note Regarding Forward-Looking Statements
This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to future events and anticipated results of operations, business strategies, the anticipated benefits of our acquisition of Knoll, the anticipated impact of the acquisition on the combined company’s business and future financial and operating results, the expected amount and timing of synergies from the Knoll acquisition, and other aspects of our operations or operating results. These forward-looking statements generally can be identified by phrases such as “will,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates” or other words or phrases of similar import. It is uncertain whether any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do, what impact they will have on the results of operations and financial condition of MillerKnoll or the price of MillerKnoll’s stock. These forward-looking statements involve certain risks and uncertainties, many of which are beyond MillerKnoll’s control, that could cause actual results to differ materially from those indicated in such forward-looking statements, including but not limited to: general economic conditions; the impact of any company or government policies and actions to protect the health and safety of individuals or government policies or actions to maintain the functioning of national or global economies and market of public health crises, such as pandemics and epidemics; risks related to the additional debt incurred in connection with the Knoll acquisition; MillerKnoll’s ability to comply with its debt covenants and obligations; the risk that the anticipated benefits of the Knoll acquisition will be more costly to realize than expected; the effect of the announcement of the Knoll acquisition on the ability of MillerKnoll to retain and hire key personnel and maintain relationships with customers, suppliers and others with whom MillerKnoll does business, or on MillerKnoll’s operating results and business generally; the ability to successfully integrate Knoll’s operations; the ability of MillerKnoll to implement its plans, forecasts and other expectations with respect to MillerKnoll’s business after the completion of the Knoll acquisition and realize expected synergies; business disruption following the Knoll acquisition; the availability and pricing of raw materials; the financial strength of our dealers and the financial strength of our customers; the success of newly-introduced products; the pace and level of government procurement; and the outcome of pending litigation or governmental audits or investigations. For additional information about other factors that could cause actual results to differ materially from those described in the forward-looking statements, please refer to MillerKnoll’s periodic reports and other filings with the SEC, including the risk factors identified in our Annual Report on Form 10-K for the year ended May 28, 2022. The forward-looking statements included in this report are made only as of the date hereof. MillerKnoll does not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances, except as required by law.
Item 3: Quantitative and Qualitative Disclosures About Market Risk
The information concerning quantitative and qualitative disclosures about market risk contained in the Company’s Annual Report on Form 10-K for the year ended May 28, 2022 has not changed materially. The nature of market risks from interest rates and commodity prices has not changed materially during the first six months of fiscal 2023.
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
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 3, 2022, and the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company's disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended December 3, 2022, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The Company has one share repurchase plan authorized by the Board of Directors on January 16, 2019, which provides a share repurchase authorization of $250.0 million with no specified expiration date. The approximate dollar value of shares available for purchase under the plan at December 3, 2022 was $206.2 million.
The following is a summary of share repurchase activity during the quarter ended December 3, 2022.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)
9/4/2022 - 10/1/2022	466	$26.35	466	$206,241,020
10/2/2022 - 10/29/2022	524	$15.61	524	$206,232,838
10/30/2022 -12/3/2022	2,232	$20.96	2,232	$206,186,061
Total	3,222		3,222
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
MillerKnoll, Inc.

January 11, 2023	/s/ Andrea R. Owen
Andrea R. Owen
President and Chief Executive Officer
(Duly Authorized Signatory for Registrant)

January 11, 2023	/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer
(Duly Authorized Signatory for Registrant)