Form 10-Q
period 2023-03-04
MILLERKNOLL, INC.
filed 2023-04-12
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 4, 2023
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

As of April 7, 2023, MillerKnoll, Inc. had 75,628,559 shares of common stock outstanding.

MillerKnoll, Inc.
Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements
MillerKnoll, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)

(Dollars in millions, except share data)	Three Months Ended		Nine Months Ended
(Unaudited)	March 4, 2023	February 26, 2022	March 4, 2023	February 26, 2022
Net sales	$984.7	$1,029.5	$3,130.4	$2,845.5
Cost of sales	649.1	690.0	2,055.1	1,875.3
Gross margin	335.6	339.5	1,075.3	970.2
Operating expenses:
Selling, general and administrative	264.7	282.3	852.3	907.8
Impairment charges	21.5	—	21.5	—
Restructuring expense	4.6	—	19.8	—
Design and research	23.6	28.0	71.0	79.6
Total operating expenses	314.4	310.3	964.6	987.4
Operating earnings (loss)	21.2	29.2	110.7	(17.2)
Interest expense	19.1	10.2	54.1	24.9
Interest and other investment income	0.9	0.6	2.0	1.2
Other expense (income), net	1.4	(0.2)	1.7	11.9
Earnings (loss) before income taxes and equity income	1.6	19.8	56.9	(52.8)
Income tax expense (benefit)	0.5	3.6	11.1	(9.8)
Equity income from nonconsolidated affiliates, net of tax	—	—	0.2	—
Net earnings (loss)	1.1	16.2	46.0	(43.0)
Net earnings attributable to redeemable noncontrolling interests	0.7	1.8	3.8	5.7
Net earnings (loss) attributable to MillerKnoll, Inc.	$0.4	$14.4	$42.2	$(48.7)

Earnings (loss) per share - basic	$0.01	$0.19	$0.56	$(0.66)
Earnings (loss) per share - diluted	$0.01	$0.19	$0.56	$(0.66)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$(2.3)	$5.4	$(30.6)	$(48.7)
Pension and post-retirement liability adjustments	(0.4)	1.5	0.4	5.6
Unrealized gain on interest rate swap agreement	10.3	10.2	31.8	13.2
Other comprehensive income (loss), net of tax	$7.6	$17.1	$1.6	$(29.9)
Comprehensive income (loss)	8.7	33.3	47.6	(72.9)
Comprehensive income attributable to redeemable noncontrolling interests	0.7	1.8	3.8	3.7
Comprehensive income (loss) attributable to MillerKnoll, Inc.	$8.0	$31.5	$43.8	$(76.6)
See accompanying notes to Condensed Consolidated Financial Statements.

MillerKnoll, Inc.
Condensed Consolidated Balance Sheets

(Dollars in millions, except share data)
(Unaudited)	March 4, 2023	May 28, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$217.1	$230.3
Accounts receivable, net of allowances of $6.8 and $9.7	351.5	348.9
Unbilled accounts receivable	38.2	32.0
Inventories, net	539.6	587.3
Prepaid expenses	120.7	112.1
Other current assets	9.0	7.3
Total current assets	1,276.1	1,317.9
Property and equipment, at cost	1,548.9	1,509.7
Less — accumulated depreciation	(1,006.2)	(928.2)
Net property and equipment	542.7	581.5
Right of use assets	395.1	425.8
Goodwill	1,217.8	1,226.2
Indefinite-lived intangibles	499.4	501.0
Other amortizable intangibles, net of accumulated amortization of $175.1 and $134.7	320.4	362.4
Other noncurrent assets	131.3	99.2
Total Assets	$4,382.8	$4,514.0

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$282.7	$355.1
Short-term borrowings and current portion of long-term debt	30.9	29.3
Accrued compensation and benefits	83.2	128.6
Short-term lease liability	78.1	79.9
Accrued warranty	21.2	18.8
Customer deposits	97.4	125.3
Other accrued liabilities	139.7	140.4
Total current liabilities	733.2	877.4
Long-term debt	1,415.1	1,379.2
Pension and post-retirement benefits	15.3	25.0
Lease liabilities	374.2	398.2
Other liabilities	304.5	300.2
Total Liabilities	2,842.3	2,980.0
Redeemable noncontrolling interests	106.6	106.9
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 75,626,701 and 75,824,241 shares issued and outstanding in fiscal 2023 and 2022, respectively)	15.1	15.2
Additional paid-in capital	831.0	825.7
Retained earnings	693.3	693.3
Accumulated other comprehensive loss	(105.5)	(107.1)
Total Stockholders' Equity	1,433.9	1,427.1
Total Liabilities, Redeemable Noncontrolling Interests, and Stockholders' Equity	$4,382.8	$4,514.0
See accompanying notes to Condensed Consolidated Financial Statements.

MillerKnoll, Inc.
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Nine Months Ended
(Unaudited)	March 4, 2023	February 26, 2022
Cash Flows from Operating Activities:
Net earnings (loss)	$46.0	$(43.0)
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	115.9	150.3
Stock-based compensation	15.7	27.0
Amortization of deferred financing costs	3.5	2.6
Pension and post-retirement expenses	(7.8)	(6.2)
(Gain) on sales of property and dealers	—	(2.0)
Deferred taxes	(1.2)	(16.4)
Restructuring expense	19.8	—
Impairment	36.6	15.5
Loss on extinguishment of debt	—	13.4
Decrease (increase) in current assets	5.9	(224.9)
(Decrease) increase in current liabilities	(159.1)	35.2
(Decrease) in non-current liabilities	(5.3)	(8.6)
Other, net	0.4	(0.8)
Net Cash Provided by (Used in) Operating Activities	70.4	(57.9)

Cash Flows from Investing Activities:
Notes receivables issued	(4.4)	—
Capital expenditures	(60.6)	(65.8)
Acquisitions, net of cash received	—	(1,088.5)
Proceeds from the sale of investments	—	7.7
Proceeds from the sale of property and dealers	—	2.8
Proceeds from loan on cash surrender value of life insurance	13.5	—
Other, net	(1.7)	(1.2)
Net Cash (Used in) Investing Activities	(53.2)	(1,145.0)

Cash Flows from Financing Activities:
Repayments of long-term debt	(19.7)	(56.6)
Proceeds from issuance of debt, net of discounts	—	1,007.0
Payments of deferred financing costs	—	(9.3)
Proceeds from credit facility	720.2	815.7
Repayments of credit facility	(664.7)	(627.7)
Payment of make whole premium on debt	—	(13.4)
Dividends paid	(42.9)	(39.8)
Common stock issued	4.5	6.8
Common stock repurchased and retired	(15.9)	(16.0)
Other, net	(3.6)	(5.3)
Net Cash (Used in) Provided by Financing Activities	(22.1)	1,061.4

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(8.3)	(9.0)
Net Decrease in Cash and Cash Equivalents	(13.2)	(150.5)

Cash and Cash Equivalents, Beginning of Period	230.3	396.4
Cash and Cash Equivalents, End of Period	$217.1	$245.9
See accompanying notes to Condensed Consolidated Financial Statements.

MillerKnoll, Inc.
Condensed Consolidated Statements of Stockholders' Equity

	Nine Months Ended March 4, 2023
(Dollars in millions, except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation Plan	MillerKnoll, Inc. Stockholders' Equity
(Unaudited)	Shares	Amount
May 28, 2022	75,824,241	$15.2	$825.7	$693.3	$(107.1)	$—	$1,427.1
Net earnings	—	—	—	25.8	—	—	25.8
Other comprehensive loss net of tax	—	—	—	—	(57.8)	—	(57.8)
Stock-based compensation expense	(13,474)	—	5.4	—	—	—	5.4
Exercise of stock options	43,469	—	1.0	—	—	—	1.0
Restricted and performance stock units released	160,551	—	0.1	—	—	—	0.1
Employee stock purchase plan issuances	35,753	—	0.8	—	—	—	0.8
Repurchase and retirement of common stock	(494,509)	(0.1)	(14.2)	—	—	—	(14.3)
Dividends declared ($0.1875 per share)	—	—	—	(14.3)	—	—	(14.3)
Other	—	—	0.5	0.5	—	—	1.0
September 3, 2022	75,556,031	$15.1	$819.3	$705.3	$(164.9)	$—	$1,374.8
Net earnings	—	—	—	16.0	—	—	16.0
Other comprehensive income, net of tax	—	—	—	—	51.8	—	51.8
Stock-based compensation expense	(2,476)	—	5.5	—	—	—	5.5
Restricted and performance stock units released	8,763	—	0.1	—	—	—	0.1
Employee stock purchase plan issuances	44,010	—	0.7	—	—	—	0.7
Repurchase and retirement of common stock	(3,222)	—	(0.1)	—	—	—	(0.1)
Dividends declared ($0.1875 per share)	—	—	—	(14.3)	—	—	(14.3)
Other	—	—	0.2	(0.4)	—	—	(0.2)
December 3, 2022	75,603,106	$15.1	$825.7	$706.6	$(113.1)	$—	$1,434.3
Net earnings	—	—	—	0.4	—	—	0.4
Other comprehensive income, net of tax	—	—	—	—	7.6	—	7.6
Stock-based compensation expense	(15,563)	—	4.8	—	—	—	4.8
Restricted and performance stock units released	44,926	—	0.3	—	—	—	0.3
Employee stock purchase plan issuances	36,375	—	0.8	—	—	—	0.8
Repurchase and retirement of common stock	(69,927)	—	(1.6)	—	—	—	(1.6)
Deferred stock unit	—	—	0.6	—	—	—	0.6
Directors' fees	27,784	—	0.6	—	—	—	0.6
Dividends declared ($0.1875 per share)	—	—	—	(14.3)	—	—	(14.3)
Other	—	—	(0.2)	0.6	—	—	0.4
March 4, 2023	75,626,701	$15.1	$831.0	$693.3	$(105.5)	$—	$1,433.9

	Nine Months Ended February 26, 2022
(Dollars in millions, except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation Plan	MillerKnoll, Inc. Stockholders' Equity
(Unaudited)	Shares	Amount
May 29, 2021	59,029,165	$11.8	$94.7	$819.3	$(65.1)	$(0.2)	$860.5
Net earnings	—	—	—	(61.3)	—	—	(61.3)
Other comprehensive income, net of tax	—	—	—	—	(15.2)	—	(15.2)
Stock-based compensation expense	—	—	15.1	—	—	—	15.1
Exercise of stock options	49,584	—	1.3	—	—	—	1.3
Restricted and performance stock units released	358,016	—	—	—	—	—	—
Employee stock purchase plan issuances	19,020	—	0.7	—	—	—	0.7
Repurchase and retirement of common stock	(267,522)	—	(11.0)	—	—	—	(11.0)
Shares issued for the acquisition of Knoll	15,843,921	3.2	685.1	—	—	—	688.3
Pre-combination expense from Knoll rollover	751,907	0.2	22.4	—	—	—	22.6
Dividends declared ($0.1875 per share)	—	—	—	(14.3)	—	—	(14.3)
August 28, 2021	75,784,091	$15.2	$808.3	$743.7	$(80.3)	$(0.2)	$1,486.7
Net earnings	—	—	—	(1.7)	—	—	(1.7)
Other comprehensive income, net of tax	—	—	—	—	(27.8)	—	(27.8)
Stock-base compensation expense	—	—	7.0	—	—	—	7.0
Exercise of stock options	52,697	—	1.5	—	—	—	1.5
Restricted and performance stock units released	91,443	—	0.2	—	—	—	0.2
Employee stock purchase plan issuances	18,813	—	0.6	—	—	—	0.6
Repurchase and retirement of common stock	(76,246)	—	(3.3)	—	—	—	(3.3)
Forfeiture of shares	(130,410)	(0.1)	—	—	—	—	(0.1)
NCI adjustment	—	—	0.5	—	—	—	0.5
Dividends declared ($0.1875 per share)	—	—	—	(14.4)	—	—	(14.4)
November 27, 2021	75,740,388	$15.1	$814.8	$727.6	$(108.1)	$(0.2)	$1,449.2
Net earnings	—	—	—	14.4	—	—	14.4
Other comprehensive income, net of tax	—	—	—	—	15.1	—	15.1
Stock-based compensation expense	—	—	4.9	—	—	—	4.9
Exercise of stock options	11,053	—	0.3	—	—	—	0.3
Restricted and performance stock units released	45,417	—	—	—	—	—	—
Employee stock purchase plan issuances	20,437	—	0.7	—	—	—	0.7
Directors Fees	23,255	0.1	1.5	—	—	—	1.6
Repurchase and retirement of common stock	(41,346)	—	(1.6)	—	—	—	(1.6)
Deferred compensation plan	—	—	—	—	—	0.2	0.2
Forfeiture of shares	(652)	—	—	—	—	—	—
Dividends declared ($0.1875 per share)	—	—	—	(14.3)	—	—	(14.3)
February 26, 2022	75,798,552	$15.2	$820.6	$727.7	$(93.0)	$—	$1,470.5

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
MillerKnoll is a collective of dynamic brands that comes together to design the world we live in. A global leader in design, MillerKnoll includes Herman Miller® and Knoll®, as well as Colebrook Bosson Saunders®, DatesWeiser®, Design Within Reach®, Edelman® Leather, Geiger®, HAY®, Holly Hunt®, KnollTextiles®, Maars® Living Walls, Maharam®, Muuto®, NaughtOne®, and Spinneybeck®|FilzFelt®. MillerKnoll represents over 100 years of design research and exploration in service of humanity. The Company is united by a belief in design as a tool to create positive impact and shape a more sustainable, caring, and beautiful future for all people and the planet.
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
The accompanying unaudited Condensed Consolidated Financial Statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly the financial position of the Company as of March 4, 2023. Operating results for the three and nine months ended March 4, 2023 are not necessarily indicative of the results that may be expected for the year ending June 3, 2023 ("fiscal 2023"). These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 28, 2022 ("fiscal 2022"). All intercompany transactions have been eliminated in the Condensed Consolidated Financial Statements. The financial statements of equity method investments are not consolidated.
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
3. Revenue from Contracts with Customers
Disaggregated Revenue
Revenue disaggregated by contract type is provided in the table below:

	Three Months Ended		Nine Months Ended
(In millions)	March 4, 2023	February 26, 2022	March 4, 2023	February 26, 2022
Net Sales:
Single performance obligation
Product revenue	$919.7	$953.3	$2,924.0	$2,632.0
Multiple performance obligations
Product revenue	60.9	69.9	193.7	197.9
Service revenue	0.8	2.5	2.6	7.3
Other	3.3	3.8	10.1	8.3
Total	$984.7	$1,029.5	$3,130.4	$2,845.5
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
The Other category primarily consists of textiles, uncategorized product sales, and service sales.

Revenue disaggregated by product type and reportable segment is provided in the table below:

	Three Months Ended		Nine Months Ended
(In millions)	March 4, 2023	February 26, 2022	March 4, 2023	February 26, 2022
Americas Contract:
Workplace	$313.5	$326.1	$994.3	$880.1
Performance Seating	102.8	112.8	336.7	320.0
Lifestyle	60.8	58.4	200.3	156.2
Other	7.5	12.1	20.4	33.7
Total Americas Contract	$484.6	$509.4	$1,551.7	$1,390.0

International Contract & Specialty:
Workplace	$37.5	$35.1	$131.4	$103.8
Performance Seating	63.3	62.0	197.9	170.2
Lifestyle	92.4	91.2	299.0	244.2
Other	49.3	52.7	151.6	136.9
Total International Contract & Specialty	$242.5	$241.0	$779.9	$655.1

Global Retail:
Workplace	$20.3	$31.3	$69.7	$83.1
Performance Seating	59.8	67.4	161.9	195.7
Lifestyle	177.2	179.8	565.8	520.1
Other	0.3	0.6	1.4	1.5
Total Global Retail	$257.6	$279.1	$798.8	$800.4

Total	$984.7	$1,029.5	$3,130.4	$2,845.5
Refer to Note 15 of the Condensed Consolidated Financial Statements for further information related to our reportable segments.
Contract Balances
Customers may make payments before the satisfaction of the Company's performance obligation and recognition of revenue. These payments represent contract liabilities and are included within the caption “Customer deposits” in the Condensed Consolidated Balance Sheets. During the three and nine months ended March 4, 2023, the Company recognized Net sales of $9.9 million and $114.7 million respectively, related to customer deposits that were included in the balance sheet as of May 28, 2022.
4. Acquisitions
Knoll, Inc.
On July 19, 2021, the Company completed the acquisition of Knoll, a leader in the design, manufacture, marketing and sale of high-end furniture products and accessories for workplace and residential markets. The Company has included the financial results of Knoll in the condensed consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition, which included financial advisory, legal, proxy filing, regulatory and financing fees, were approximately $30.0 million for the twelve months ended May 28, 2022 and were recorded in general and administrative expenses. Of the total transaction costs, $1.2 million and $28.8 million were recorded, respectively, in the three and nine months ended February 26, 2022.
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
Unaudited Pro Forma Results of Operations
The results of Knoll's operations have been included in the Consolidated Financial Statements beginning on July 19, 2021. The following table provides pro forma results of operations for the three and nine months ended February 26, 2022, as if Knoll had been acquired as of May 31, 2020. The pro forma results include certain purchase accounting adjustments such as the estimated change in depreciation and amortization expense on the acquired tangible and intangible assets. The pro forma results also include the impact of incremental interest expense incurred to finance the Knoll acquisition. Transaction related costs, including debt extinguishment costs related to the transaction, have been eliminated from the pro forma amounts presented in both periods. Pro forma results do not include any anticipated cost savings from the integration of this acquisition. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated or that may result in the future.

(In millions)	Three Months Ended February 26, 2022	Nine Months Ended February 26, 2022
Net sales	$1,029.5	$2,999.7
Net income (loss) attributable to MillerKnoll, Inc.	$16.9	$(0.8)

5. Inventories, net

(In millions)	March 4, 2023	May 28, 2022
Finished goods and work in process	$397.1	$441.6
Raw materials	142.5	145.7
Total	$539.6	$587.3
Inventories are primarily valued using the first-in first-out method.
6. Goodwill and Indefinite-Lived Intangibles
Goodwill and other indefinite-lived intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following as of March 4, 2023 and May 28, 2022:

(In millions)	Americas Contract	International Contract & Specialty	Global Retail	Total
May 28, 2022
Goodwill	$530.1	$341.0	$480.6	$1,351.7
Foreign currency translation adjustments	(3.4)	(2.4)	(2.6)	(8.4)
Accumulated impairment losses	—	(36.7)	(88.8)	(125.5)
March 4, 2023	$526.7	$301.9	$389.2	$1,217.8
Other indefinite-lived assets included in the Consolidated Balance Sheets consist of the following:

(In millions)	Indefinite-lived Intangible Assets
May 28, 2022	$501.0
Foreign currency translation adjustments	(1.6)
March 4, 2023	$499.4
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
During the third quarter of fiscal year 2023, the Company assessed changes in circumstances that occurred during the quarter to determine if it was more likely than not that the fair values of any reporting units were below their carrying amounts. Although our annual impairment test is performed during the fourth quarter, we perform this qualitative assessment each interim reporting period.
While there was no single determinate event, the consideration in totality of several factors that developed during the third quarter of fiscal year 2023 led us to conclude that it was more likely than not that the fair value of the Global Retail reporting unit was below its carrying amount. These factors included: (i) the decision to discontinue stand-alone operations of the Fully brand and (ii) the assessment of our third quarter results, for which the performance of the Global Retail reporting unit was below management's expectations.

Accordingly, the Company performed an interim quantitative impairment analysis as of March 4, 2023 to determine the fair value of the Global Retail reporting unit as compared to the carrying value. In performing the quantitative impairment test, the Company determined that the fair value of the Global Retail reporting unit exceeded the carrying amount and, as such, the reporting unit was not impaired. The Company determined that the Global Retail reporting unit exceeded its carrying value by 1% and therefore has a heightened risk of future impairments if any assumptions, estimates or market factors change in the future. The Global Retail reporting unit has a goodwill carrying amount of $389.2 million as of March 4, 2023.
The Company generally uses the discounted cash flow method under a weighting of the income and market approach to estimate the fair value of our reporting units. These approaches are based on a discounted cash flow analysis and observable comparable company information that use several inputs, including:
•actual and forecasted revenue growth rates and operating margins,
•discount rates based on the reporting unit's weighted average cost of capital, and
•revenue and EBITDA of comparable companies
The Company has selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, management’s long-term strategic plans, and guideline companies.
Intangible assets with indefinite useful lives are not subject to amortization and are evaluated annually for impairment, or more frequently when events or changes in circumstances indicate that the fair value of an intangible asset may not be recoverable. Management has not identified any events or changes in circumstances that may indicate that an indefinite-lived intangible is more likely than not to be impaired as of the third quarter of fiscal year 2023.
7. Employee Benefit Plans
The following table summarizes the components of net periodic benefit cost for the Company's defined benefit pension plans:

	Pension Benefits
	Three Months Ended March 4, 2023		Three Months Ended February 26, 2022
(In millions)	Domestic	International	Domestic	International
Service cost	$—	$—	$0.1	$—
Interest cost	1.5	0.8	1.1	0.8
Expected return on plan assets(1)	(2.0)	(1.2)	(2.1)	(1.8)
Net amortization loss	—	0.6	—	1.7
Net periodic benefit (income) cost	$(0.5)	$0.2	$(0.9)	$0.7

	Nine Months Ended March 4, 2023		Nine Months Ended February 26, 2022
(In millions)	Domestic	International	Domestic	International
Service cost	$—	$—	$0.3	$—
Interest cost	4.5	2.4	2.6	2.5
Expected return on plan assets(1)	(6.0)	(3.5)	(5.2)	(5.4)
Net amortization loss	—	1.8	—	5.0
Net periodic benefit (income) cost	$(1.5)	$0.7	$(2.3)	$2.1
(1)The weighted-average expected long-term rate of return on plan assets is 6.00%.
In the third quarter of fiscal 2023, the Company recorded a pension settlement charge of $0.5 million that resulted from cash payments of lump sum elections.

8. Earnings Per Share
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share ("EPS") for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	March 4, 2023	February 26, 2022	March 4, 2023	February 26, 2022
Numerators:
Numerator for both basic and diluted EPS, Net earnings (loss) attributable to MillerKnoll, Inc. - in millions	$0.4	$14.4	$42.2	$(48.7)

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	75,463,071	75,461,462	75,442,780	72,356,143
Potentially dilutive shares resulting from stock plans	603,144	1,049,972	593,364	—
Denominator for diluted EPS	76,066,215	76,511,434	76,036,144	72,356,143
Antidilutive equity awards not included in weighted-average common shares - diluted	2,562,710	307,218	1,161,186	1,320,891
9. Stock-Based Compensation
The following table summarizes the stock-based compensation expense and related income tax effect for the three and nine months ended:

	Three Months Ended		Nine Months Ended
(In millions)	March 4, 2023	February 26, 2022	March 4, 2023	February 26, 2022
Stock-based compensation expense	$4.8	$4.9	$15.7	$27.0
Related income tax effect	$1.2	$1.2	$3.8	$6.6
The decrease in stock-based compensation expense for the nine months ended March 4, 2023 as compared to the same period of the prior year was driven primarily by the prior year's acceleration of stock-based compensation award expense related to the targeted workforce reductions implemented subsequent to the Knoll acquisition.
Certain Company equity-based compensation awards contain provisions that allow for continued vesting into retirement. Stock-based awards are considered fully vested for expense attribution purposes when the employee's retention of the award is no longer contingent on providing subsequent service.
10. Income Taxes
The Company's process for determining the provision for income taxes for the three and nine months ended March 4, 2023 involved using an estimated annual effective tax rate which was based on expected annual income and statutory tax rates across the various jurisdictions in which it operates. The effective tax rates were 31.2% and 15.6%, respectively, for the three month periods ended March 4, 2023 and February 26, 2022. The year over year change in the effective tax rate for the three months ended March 4, 2023 resulted from the current year quarter reporting minimal pre-tax book income with unfavorable discrete compensation impacts in the United States. The same quarter of the prior year had no comparable impacts.
For the three months ended March 4, 2023, the effective tax rate is higher than the United States federal statutory rate due to an unfavorable tax adjustment in the current quarter related to stock compensation and the absence in the current quarter of favorable tax adjustments in the prior quarter related to acquisition and restructure charges. For the three months ended February 26, 2022, the effective tax rate was lower than the United States federal statutory rate due to the impact of applying the estimated annual effective tax rate to the year to date pre-tax loss.
The effective tax rates were 19.5% and 19.8%, respectively, for the nine months ended March 4, 2023 and February 26, 2022. The year over year decrease in the effective rate for the nine months ended March 4, 2023 resulted from favorable foreign tax credit impacts in the United States whereas the prior year period had no comparable impacts. For the nine months ended March 4, 2023, the effective tax rate is lower than the United States federal statutory rate due to the favorable impact of increased foreign tax credits in the United States resulting from the recapture of prior year overall domestic loss. For the nine months ended February 26, 2022, the effective tax rate is lower than the United States federal statutory rate due to the impact of applying the estimated annual effective tax rate to the year to date pre-tax loss, which included an adjustment impacted by non-deductible Knoll acquisition related costs.
The Company recognizes interest and penalties related to uncertain tax benefits through Income tax expense in its Condensed Consolidated Statements of Comprehensive Income. Interest and penalties recognized in the Company's Condensed Consolidated Statements of Comprehensive Income were negligible for the three and nine months ended March 4, 2023 and February 26, 2022.
The Company's recorded liability for potential interest and penalties related to uncertain tax benefits was:

(In millions)	March 4, 2023	May 28, 2022
Liability for interest and penalties	$0.9	$0.9
Liability for uncertain tax positions, current	$2.0	$2.3
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
11. Fair Value Measurements
The Company's financial instruments consist of cash equivalents, accounts and notes receivable, a deferred compensation plan, accounts payable, debt, interest rate swaps, foreign currency exchange contracts, redeemable noncontrolling interests, indefinite-lived intangible assets and right-of-use assets. The Company's financial instruments, other than long-term debt, are recorded at fair value.
The carrying value and fair value of the Company's long-term debt, including current maturities, is as follows for the periods indicated:

(In millions)	March 4, 2023	May 28, 2022
Carrying value	$1,462.8	$1,427.9
Fair value	$1,393.0	$1,364.7
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
The following table sets forth financial assets and liabilities measured at fair value through net income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of March 4, 2023 and May 28, 2022.

(In millions)	March 4, 2023		May 28, 2022
Financial Assets	NAV	Quoted Prices with Other Observable Inputs (Level 2)	NAV	Quoted Prices with Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$16.4	$—	$31.8	$—
Foreign currency forward contracts	—	1.1	—	0.4
Deferred compensation plan	—	15.4	—	15.0
Total	$16.4	$16.5	$31.8	$15.4

Financial Liabilities
Foreign currency forward contracts	—	0.7	—	1.0
Total	$—	$0.7	$—	$1.0
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
The following table sets forth financial assets and liabilities measured at fair value through other comprehensive income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of March 4, 2023 and May 28, 2022.

(In millions)		March 4, 2023	May 28, 2022
Financial Assets	Balance Sheet Location	Quoted Prices with Other Observable Inputs (Level 2)	Quoted Prices with Other Observable Inputs (Level 2)
Interest rate swap agreement	Other noncurrent assets	$74.4	$31.9
Total		$74.4	$31.9

Financial Liabilities
Interest rate swap agreement	Other liabilities	$0.2	$—
Total		$0.2	$—
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
In February 2023, the Company entered into an additional interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $150.0 million with a forward start date of March 3, 2023 and a termination date of January 3, 2029. As a result of the transaction, under the terms of the agreement the Company effectively will convert one month Spread Adjusted Term SOFR floating interest rate plus applicable margin to 3.95% fixed interest rate and adjustment % plus applicable margin as of the forward start date. "Spread adjusted Term SOFR" means Term SOFR plus an adjustment % that varies with tenor. The Company typically selects a one month tenor and that is calculated as the one month Term SOFR rate plus 0.11448%.
The interest rate swaps were designated as cash flow hedges at inception and the facts and circumstances of the hedged relationships remain consistent with the initial quantitative effectiveness assessment in that the hedged instruments remain an effective accounting hedge as of March 4, 2023. Since a designated derivative meets hedge accounting criteria, the fair value of the hedge is recorded in the Consolidated Statements of Stockholders’ Equity as a component of "Accumulated other comprehensive loss, net of tax." The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings. The interest rate swap agreements are assessed for hedge effectiveness on a quarterly basis.

(In millions)	Notional Amount	Forward Start Date	Termination Date	Effective Fixed Interest Rate
September 2016 Interest Rate Swap	$150.0	January 3, 2018	January 3, 2028	1.910%
June 2017 Interest Rate Swap	$75.0	January 3, 2018	January 3, 2028	2.348%
January 2022 Interest Rate Swap	$575.0	January 31, 2022	January 29, 2027	1.650%
March 2023 Interest Rate Swap	$150.0	March 3, 2023	January 3, 2029	3.950%
The swaps above effectively converted indebtedness up to the notional amounts from a SOFR-based floating interest rate plus applicable margin of 0.11448% to an effective fixed rate plus 0.11448% plus applicable margin under the agreements as of the forward start date.
The following table summarizes the effects of the interest rate swap agreements for the three and nine months ended:

	Three Months Ended		Nine Months Ended
(In millions)	March 4, 2023	February 26, 2022	March 4, 2023	February 26, 2022
Gain recognized in Other comprehensive loss (effective portion)	$10.3	$10.2	$31.8	$13.2
Gain (Loss) reclassified from Accumulated other comprehensive loss into earnings	$4.9	$(1.1)	$6.9	$(3.1)
There were no gains or losses recognized in earnings for hedge ineffectiveness for the three and nine month periods ended March 4, 2023 and February 26, 2022. The amount of loss expected to be reclassified from Accumulated other comprehensive loss into earnings during the next twelve months is $28.3 million, net of tax is $21.2 million.
Redeemable Noncontrolling Interests
Changes in the Company's redeemable noncontrolling interest in HAY for the nine months ended March 4, 2023 and February 26, 2022 are as follows:

(In millions)	March 4, 2023	February 26, 2022
Beginning Balance	$106.9	$77.0
Net income attributable to redeemable noncontrolling interests	3.8	5.7
Dividend attributable to redeemable noncontrolling interests	(3.2)	(6.6)
Cumulative translation adjustments attributable to redeemable noncontrolling interests	—	(2.0)
Foreign currency translation adjustments	(0.9)	(6.0)
Ending Balance	$106.6	$68.1

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
Changes in the warranty reserve for the stated periods were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	March 4, 2023	February 26, 2022	March 4, 2023	February 26, 2022
Accrual Balance — beginning	$74.1	$69.9	$73.2	$60.1
Accrual for warranty matters	6.0	2.8	17.7	12.0
Settlements and adjustments	(5.6)	(3.8)	(16.4)	(13.3)
Acquired through business acquisition	—	5	—	15.1
Accrual Balance — ending	$74.5	$73.9	$74.5	$73.9
Guarantees
The Company is periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one year and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies. However, the Company is ultimately liable for claims that may occur against them. As of March 4, 2023, the Company had a maximum financial exposure related to performance bonds totaling approximately $8.2 million. The Company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The Company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded in respect to these bonds as of either March 4, 2023 or May 28, 2022.
The Company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of March 4, 2023, the Company had a maximum financial exposure from these standby letters of credit totaling approximately $14.1 million, all of which is considered usage against the Company's revolving line of credit. The Company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded with respect to these arrangements as of March 4, 2023 or May 28, 2022.
Contingencies
The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect, if any, on the Company's Consolidated Financial Statements.

13. Short-Term Borrowings and Long-Term Debt
Short-term borrowings and long-term debt as of March 4, 2023 and May 28, 2022 consisted of the following:

(In millions)	March 4, 2023	May 28, 2022
Syndicated revolving line of credit, due July 2026	$468.5	$413.0
Term Loan A, 6.4821%, due July 2026	375.0	390.0
Term Loan B, 6.7321%, due July 2028	617.2	621.8
Supplier financing program	2.1	3.1
Total debt	$1,462.8	$1,427.9
Less: Unamortized discount and issuance costs	(16.8)	(19.4)
Less: Current debt	(30.9)	(29.3)
Long-term debt	$1,415.1	$1,379.2
In connection with the acquisition of Knoll, in July, 2021, the Company entered into a credit agreement that provided for a syndicated revolving line of credit and two term loans. The revolving line of credit provides the Company with up to $725 million in revolving variable rate interest borrowing capacity that matures in July 2026, replacing the previous $500 million syndicated revolving line of credit. The term loans consist of a five-year senior secured term loan "A" facility with an aggregate principal amount of $400 million and a seven-year senior secured term loan "B" facility with an aggregate principal amount of $625 million, the proceeds of which were used to finance a portion of the cash consideration for the acquisition of Knoll, for the repayment of certain debt of Knoll and to pay fees, costs and expenses related thereto. In January 2023, the company entered into the 2nd Amendment to the credit agreement which transitioned the benchmark rate from LIBOR to the Secured Overnight Financing Rate ("SOFR") for U.S. dollar borrowings. SOFR is the recommended risk-free reference rate of the Federal Reserve Board and Alternative Reference Rates Committee, as defined within the credit agreement. During the nine months ended February 26, 2022, the Company repaid $64 million of private placement notes due May 20, 2030 and a loss on extinguishment of debt of approximately $13.4 million was recognized as part of the repayment of the private placement notes, which represented the premium on early redemption. The Company made total principal payments on term loan "A" and "B" during the nine months ended March 4, 2023 in the amount of $15.0 million and $4.7 million, respectively. The Company made total principal payments on term loan "A" and "B" during the nine months ended February 26, 2022 in the amount of $5.0 million and $1.6 million, respectively.

(In millions)	March 4, 2023	May 28, 2022
Syndicated revolving line of credit borrowing capacity	$725.0	$725.0
Less: Borrowings under the syndicated revolving line of credit	468.5	413.0
Less: Outstanding letters of credit	14.1	15.4
Available borrowings under the syndicated revolving line of credit	$242.4	$296.6
Supplier Financing Program
The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations of the Company. Under this program, participating suppliers may finance payment obligations of the Company, prior to their scheduled due dates, at a discounted price to the third-party financial institution.
The Company has lengthened the payment terms for certain suppliers that have chosen to participate in the program. As a result, certain amounts due to suppliers have payment terms that are longer than standard industry practice and as such, these amounts have been excluded from “Accounts payable” in the Condensed Consolidated Balance Sheets as the amounts have been accounted for by the Company as current debt, within “Short-term borrowings and current portion of long-term debt”. As of March 4, 2023, the liability related to the supplier financing program is $2.1 million.
14. Accumulated Other Comprehensive Loss
The following table provides an analysis of the changes in accumulated other comprehensive loss for the nine months ended March 4, 2023 and February 26, 2022:

(In millions)	Cumulative Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Interest Rate Swap Agreement	Accumulated Other Comprehensive Loss
Balance at May 28, 2022	$(93.9)	$(36.9)	$23.7	$(107.1)
Other comprehensive (loss) income, net of tax before reclassifications	(30.6)	—	24.9	(5.7)
Reclassification from accumulated other comprehensive loss - Other, net	—	0.6	6.9	7.5
Tax benefit	—	(0.2)	—	(0.2)
Net reclassifications	—	0.4	6.9	7.3
Net current period other comprehensive (loss) income	(30.6)	0.4	31.8	1.6
Balance at March 4, 2023	$(124.5)	$(36.5)	$55.5	$(105.5)

Balance at May 29, 2021	$(3.9)	$(50.4)	$(10.8)	$(65.1)
Other comprehensive (loss) income, net of tax before reclassifications	(46.7)	—	16.3	(30.4)
Reclassification from accumulated other comprehensive loss - Other, net	—	6.4	(3.1)	3.3
Tax benefit	—	(0.8)	—	(0.8)
Net reclassifications	—	5.6	(3.1)	2.5
Net current period other comprehensive (loss) income	(46.7)	5.6	13.2	(27.9)
Balance at February 26, 2022	$(50.6)	$(44.8)	$2.4	$(93.0)
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
•The activities related to the manufacture and sale of furniture products direct to consumers and third-party retailers for the Knoll and Muuto brands that were previously reported within the Knoll segment have been moved to the Global Retail segment.
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
The following is a summary of certain key financial measures for the respective periods indicated:

	Three Months Ended		Nine Months Ended
(In millions)	March 4, 2023	February 26, 2022	March 4, 2023	February 26, 2022
Net Sales:
Americas	$484.6	$509.4	$1,551.7	$1,390.0
International & Specialty	242.5	241.0	779.9	655.1
Retail	257.6	279.1	798.8	800.4
Total	$984.7	$1,029.5	$3,130.4	$2,845.5

Operating Earnings (Loss):
Americas	$32.5	$(8.6)	$78.2	$(30.1)
International & Specialty	25.3	17.0	81.5	38.4
Retail	(24.5)	36.3	(4.7)	97.1
Corporate	(12.1)	(15.5)	(44.3)	(122.6)
Total	$21.2	$29.2	$110.7	$(17.2)
Many of the Company's assets, including manufacturing, office and showroom facilities, support multiple segments. For that reason, it is impractical to disclose asset information on a segment basis.
16. Restructuring and Integration Expense
As part of restructuring and integration activities the Company has incurred expenses that qualify as exit and disposal costs under U.S. GAAP. These include severance and employee benefit costs as well as other direct separation benefit costs. Severance and employee benefit costs primarily relate to cash severance, as well as non-cash severance, including accelerated equity award compensation expense. The Company also incurs expenses that are an integral component of, and directly attributable to, our restructuring and integration activities, which do not qualify as exit and disposal costs under U.S. GAAP. These include integration implementation costs that relate primarily to professional fees and non-cash losses incurred on debt extinguishment.
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
Knoll Integration:
Following the Knoll acquisition, the Company announced a multi-year program (the "Knoll Integration") designed to reduce costs and integrate and optimize operations of the combined organization. The Company currently expects that the Knoll Integration will result in pre-tax cash costs that are expected to be approximately $140 million, comprised of the following categories:
•Severance and employee benefit costs associated with plans to integrate our operating structure, resulting in workforce reductions. These costs will primarily include: severance and employee benefits (cash severance, non-cash severance, including accelerated stock-compensation award expense and other termination benefits).
•Exit and disposal activities include those incurred as a direct result of integration activities, primarily including the reorganization and consolidation of facilities as well as asset impairment charges.
•Other integration costs include professional fees and other incremental third-party expenses, including a loss on extinguishment of debt associated with financing of the Knoll acquisition.

For the nine months ended March 4, 2023, we incurred $12.7 million of costs related to the Knoll Integration including: $3.1 million of severance and employee benefit costs, $3.6 million of lease termination fees, and $6.0 million of other integration costs.
For the nine months ended February 26, 2022, we incurred $101.7 million of costs related to the Knoll Integration including: $49.9 million of severance and employee benefit costs, $15.5 million of non-cash asset impairments, $13.4 million of non-cash costs related to debt-extinguishment in the financing of the transaction, and $22.9 million of other integration costs.
The following table provides an analysis of the changes in liability balance for Knoll Integration costs that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and exit and disposal activities) for the nine months ended March 4, 2023:

(In millions)	Severance and Employee Benefit	Exit and Disposal Activities	Total
May 29, 2022	$1.4	$—	$1.4
Integration Costs	3.1	3.6	6.7
Amounts Paid	(2.3)	(3.6)	(5.9)
Non-cash costs	(0.2)	—	(0.2)
March 4, 2023	$2.0	$—	$2.0
The Company expects that a substantial portion of the liability for the Knoll Integration as of March 4, 2023 will be paid in the balance of fiscal year 2023.
The following is a summary of integration expenses by segment for the periods indicated:

	Three Months Ended		Nine Months Ended
(In millions)	March 4, 2023	February 26, 2022	March 4, 2023	February 26, 2022
Americas Contract	$2.2	$0.9	$6.2	$21.8
International Contract & Specialty	0.5	—	2.0	—
Retail	—	—	0.2	—
Corporate	1.3	5.0	4.3	79.9
Total	$4.0	$5.9	$12.7	$101.7
2023 Restructuring Plan
During the first quarter of fiscal year 2023, the Company announced a restructuring plan ("2023 restructuring plan") to reduce expenses. These restructuring activities included voluntary and involuntary reductions in workforces. As the result of these actions, the Company projects an annualized expense reduction of approximately $30 million to $35 million. In connection with the 2023 restructuring plan, the Company incurred severance and related charges of $4.6 million and $19.8 million for the three and nine months ended March 4, 2023, respectively. These charges consisted solely of cash expenditures for employee termination and severance costs to be paid in fiscal 2023.
The following table provides an analysis of the changes in the restructuring cost reserve for the nine months ended March 4, 2023:

(In millions)	Severance and Employee-Related
May 28, 2022	$—
Restructuring Costs	19.8
Amounts Paid	(12.8)
March 4, 2023	$7.0

The following is a summary of restructuring costs by segment for the periods indicated:

	Three Months Ended		Nine Months Ended
(In millions)	March 4, 2023	February 26, 2022	March 4, 2023	February 26, 2022
Americas Contract	$4.4	$—	$17.5	$—
International Contract & Specialty	—	—	0.7	—
Retail	0.2	—	1.6	—
Total	$4.6	$—	$19.8	$—
Impairment of Fully
In the third quarter of fiscal 2023 the decision was made to cease operating Fully as a stand-alone brand and sales channel and instead sell certain Fully products through other channels of the Global Retail business. As a result of this decision, the Company recorded asset Impairment charges of $37.2 million in the third quarter of fiscal 2023.
The table below provides information related to the impairments recognized during the third quarter of fiscal 2023. These charges are included in "Impairment charges" and "Cost of sales" within the Consolidated Statements of Comprehensive Income.

(In millions)	Impairment Charge
Inventory	$15.7
Property and equipment	3.8
Right of use asset	6.1
Tradename	11.6
Total	$37.2
17. Variable Interest Entities
The Company entered into notes receivable with certain of its third-party independently owned dealers that are deemed to be variable interests in variable interest entities. The carrying value of these notes receivable was $5.7 million and $1.2 million as of March 4, 2023 and May 28, 2022 respectively. This carrying value of long-term notes receivable represents the Company’s maximum exposure to loss. The Company is not deemed to be the primary beneficiary for any of these variable interest entities as each dealer controls the activities that most significantly impact the entity’s economic performance, including sales, marketing, and operations.

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
Business Overview
The Company researches, designs, manufactures, sells, and distributes interior furnishings for use in various environments including office, healthcare, educational, and residential settings and provides related services that support companies all over the world. The Company's products are sold through independent contract office furniture dealers, retail studios, the Company’s eCommerce platforms, direct mail catalogs, as well as direct customer sales and independent retailers. The following is a summary of results for the three months ended March 4, 2023:
•Net sales were $984.7 million and orders were $885.4 million, representing an decrease of 4.4% and a decrease of 19.2%, respectively, when compared to the same quarter of the prior year. On an organic basis, which excludes the impact of foreign currency translation and the divesting of an owned dealership in the prior year, Net sales were $1,000.6 million(*) and orders were $899.7 million, representing an decrease of 2.7% and decrease of 17.6%, respectively, when compared to the same quarter of the prior year.
•Gross margin was 34.1% as compared to 33.0% for the same quarter of the prior year. The increase in Gross margin was driven primarily by the impact of recently implemented price increase actions and the realization of synergies associated with the Knoll integration. These benefits more than offset impairment costs recorded as part of a decision to cease operating Fully as a stand-alone brand as well as higher commodity, transportation and logistics costs as compared to the prior year.
•Operating expenses increased by $4.1 million or 1.3% as compared to the same quarter of the prior year. The increase was driven primarily by impairment expenses recorded in the third quarter of the current year related to the decision to cease operating Fully as a stand-alone brand, offset in part by lower variable compensation, and the realization of cost synergies as a result of optimization of our organizational structure.
•As of the end of the third quarter, the Company has captured $123 million in annualized run rate synergies following the close of the Knoll acquisition in the first quarter of Fiscal 2022. The Company continues to make further progress towards our target of $140 million in synergies by the end of the third year following the acquisition.
•The effective tax rate was 31.2% compared to 15.6% for the same quarter of the prior year. The year over year change in the effective tax rate for the three months ended March 4, 2023 resulted from an unfavorable tax adjustment in the current quarter related to stock compensation. Additionally, the effective tax rate in the prior year third quarter was reduced by favorable tax adjustments related to the acquisition of Knoll and restructuring activities, which did not re-occur in the third quarter ended March 4, 2023.
•Diluted earnings per share was $0.01 as compared to earnings per share of $0.19 in the prior year. Excluding integration related costs, restructuring costs, impairments related to the Fully decision and the amortization of intangible assets purchased as part of the Knoll acquisition, adjusted diluted earnings per share was $0.54(*), a 74.2%(*) increase as compared to prior year adjusted diluted earnings per share.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."
The following summary includes the Company's view of the economic environment in which it operates:
•During the quarter the Company continued to experience the impact of economic uncertainty in many of the geographies and markets in which we operate. The Company believes that our third quarter financial results reflect how our diversified business model, with brands across multiple channels, customer segments and geographies, provides risk diversification and opportunities for future growth.

•The Company's financial performance is sensitive to changes in certain input costs, including steel and steel component parts. Ongoing cost reduction initiatives and price increase actions have been implemented to help offset these cost pressures, and the benefit from these initiatives is expected to increase over time.
•The Americas Contract segment in the third quarter reported Net sales totaling $484.6 million, down 4.9% compared to the prior year period on a reported basis and down 4.5% organically. Americas Contract had new orders of $461.6 million, which was a decrease of 12.6% from the prior year, and down 11.8% on an organic basis. The decline in orders year-over-year reflect the impact of a challenging macro-economic environment compounded by pandemic-driven pent-up demand in the same period of the prior year.
•The International Contract & Specialty segment delivered Net sales in the third quarter of $242.5 million, an increase of 0.6% from the year-ago period on a reported basis and up 4.3% organically. New orders in this segment totaled $210.1 million, representing a year-over-year decrease of 27.2% on a reported basis and a decrease of 24.5% organically. The year over year decline in orders as driven primarily by the cycling of record post-pandemic activity in the same quarter of the prior year.
•Net sales in the third quarter for the Global Retail segment totaled $257.6 million, a decrease of 7.7% over the same quarter last year on a reported basis and a decrease of 5.5% organically. Orders in the quarter totaled $213.7 million, down 23.5% compared to the same period last year on a reported basis and down 21.3% organically. The decline in year over year orders reflect the impact of a slowdown in the North American housing market and general economic uncertainty.
The Company's fiscal year is the 52 or 53 week period ending on the Saturday closest to May 31. The fiscal year ended May 28, 2022 ("fiscal 2022") was a 52 week period while the fiscal year ending June 3, 2023 ("fiscal 2023") will be a 53 week period. The first nine months of fiscal 2022 contained 39 weeks, and the first nine months of fiscal 2023 contained 40 weeks. This is a factor that should be considered when comparing the Company's year to date financial results to the prior year period.
The remaining sections within Item 2 include additional analysis of the three and nine months ended March 4, 2023, including discussion of significant variances compared to the prior year periods.
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
Adjusted Earnings per Share represents reported diluted earnings per share excluding the impact from amortization of purchased intangibles, acquisition and integration charges, debt extinguishment charges, restructuring charges, impairment charges, other special charges or gains and the related tax effect of those adjustments. These adjustments are described further below.
Organic Growth (Decline) represents the change in sales and orders, excluding currency translation effects, the impact of an additional week in the fiscal 2023 and the impact of acquisitions and divestitures.
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
•Impairment charges: Includes non-cash, pre-tax charges for the impairment of assets associated with the decision to cease operating Fully as a stand-alone brand.
•Special charges: Include certain costs arising as a direct result of COVID-19 pandemic.
•Tax related items: We excluded the income tax benefit/provision effect of the tax related items from our non-GAAP measures because they are not associated with the tax expense on our ongoing operating results.
The following tables reconciles Net sales to Net sales, organic for the periods ended as indicated below:

	Three Months Ended
	March 4, 2023
	Americas	International & Specialty	Retail	Total
Net sales, as reported	$484.6	$242.5	$257.6	$984.7
% change from PY	(4.9)%	0.6%	(7.7)%	(4.4)%

Adjustments
Currency translation effects (1)	1.0	8.8	6.1	15.9
Net sales, organic	$485.6	$251.3	$263.7	$1,000.6
% change from PY	(4.5)%	4.3%	(5.5)%	(2.7)%

	Three Months Ended
	February 26, 2022
	Americas	International & Specialty	Retail	Total
Net sales, as reported	$509.4	$241.0	$279.1	$1,029.5

Adjustments
Dealer divestitures	(0.7)	—	—	(0.7)
Net sales, organic	$508.7	$241.0	$279.1	$1,028.8
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period

	Nine Months Ended
	March 4, 2023
	Americas	International & Specialty	Retail	Total
Net sales, as reported	$1,551.7	$779.9	$798.8	$3,130.4
% change from PY	11.6%	19.1%	(0.2)%	10.0%

Adjustments
Acquisitions	(77.2)	(55.5)	(31.1)	(163.8)
Currency translation effects (1)	5.0	40.7	25.4	71.1
Impact of extra week in FY23	(27.4)	(11.6)	(13.7)	(52.7)
Net sales, organic	$1,452.1	$753.5	$779.4	$2,985.0
% change from PY	5.0%	15.0%	(2.6)%	5.2%

	Nine Months Ended
	February 26, 2022
	Americas	International & Specialty	Retail	Total
Net sales, as reported	$1,390.0	$655.1	$800.4	$2,845.5

Adjustments
Dealer divestitures	(6.7)	—	—	(6.7)
Net sales, organic	$1,383.3	$655.1	$800.4	$2,838.8
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period
The following tables reconcile orders as reported to organic orders for the periods ended as indicated below:

	Three Months Ended
	March 4, 2023
	Americas	International and Specialty	Retail	Total
Orders, as reported	$461.6	$210.1	$213.7	$885.4
% change from PY	(12.6)%	(27.2)%	(23.5)%	(19.2)%

Adjustments
Currency translation effects (1)	0.5	7.9	5.9	14.3
Orders, organic	$462.1	$218.0	$219.6	$899.7
% change from PY	(11.8)%	(24.5)%	(21.3)%	(17.6)%

	Three Months Ended
	February 26, 2022
	Americas	International and Specialty	Retail	Total
Orders, as reported	$528.0	$288.7	$279.2	$1,095.9

Adjustments
Dealer divestitures	(3.8)	—	—	(3.8)
Orders, organic	$524.2	$288.7	$279.2	$1,092.1
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period.

	Nine Months Ended
	March 4, 2023
	Americas	International and Specialty	Retail	Total
Orders, as reported	$1,447.0	$704.2	$760.7	$2,911.9
% change from PY	(9.4)%	(5.2)%	(8.4)%	(8.1)%

Adjustments
Acquisition	(80.3)	(57.5)	(32.3)	(170.1)
Currency translation effects (1)	3.8	37.5	23.6	64.9
Impact of extra week in FY23	(24.0)	(10.3)	(12.4)	(46.7)
Orders, organic	$1,346.5	$673.9	$739.6	$2,760.0
% change from PY	(15.1)%	(9.3)%	(11.0)%	(12.6)%

	Nine Months Ended
	February 26, 2022
	Americas	International and Specialty	Retail	Total
Orders, as reported	$1,596.5	$742.8	$830.9	$3,170.2

Adjustments
Dealer divestitures	(11.4)	—	—	(11.4)
Orders, organic	$1,585.1	$742.8	$830.9	$3,158.8
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period.
The following table reconciles earnings per share - diluted to adjusted earnings per share - diluted for the periods ended as indicated below:

	Three Months Ended		Nine Months Ended
	March 4, 2023	February 26, 2022	March 4, 2023	February 26, 2022
Earnings (loss) per share - diluted	$0.01	$0.19	$0.56	$(0.66)

Add: Amortization of purchased intangibles	0.09	0.11	0.26	0.78
Add: Acquisition and integration charges	0.05	—	0.14	1.62
Add: Restructuring charges	0.06	—	0.29	—
Add: Impairment charges	0.48	—	0.48	—
Add: Special charges	—	—	—	(0.01)
Add: Debt extinguishment	—	—	—	0.19
Less: Gain on sale of dealer	—	(0.03)	—	(0.03)
Tax impact on adjustments	(0.15)	(0.05)	(0.29)	(0.55)
Adjusted earnings per share - diluted	$0.54	$0.31	$1.44	$1.34
Weighted average shares outstanding (used for calculating adjusted earnings per share) – diluted	76,066,215	76,511,434	76,036,144	72,356,143

Analysis of Results for Three and Nine Months
The following table presents certain key highlights from the results of operations for the three and nine months ended:

	Three Months Ended			Nine Months Ended
(In millions, except share data)	March 4, 2023	February 26, 2022	% Change	March 4, 2023	February 26, 2022	% Change
Net sales	$984.7	$1,029.5	(4.4)%	$3,130.4	$2,845.5	10.0%
Cost of sales	649.1	690.0	(5.9)%	2,055.1	1,875.3	9.6%
Gross margin	335.6	339.5	(1.1)%	1,075.3	970.2	10.8%
Operating expenses	314.4	310.3	1.3%	964.6	987.4	(2.3)%
Operating earnings (loss)	21.2	29.2	(27.4)%	110.7	(17.2)	743.6%
Other expenses, net	19.6	9.4	108.5%	53.8	35.6	51.1%
Earnings (loss) before income taxes and equity income	1.6	19.8	(91.9)%	56.9	(52.8)	207.8%
Income tax expense (benefit)	0.5	3.6	(86.1)%	11.1	(9.8)	213.3%
Equity income from nonconsolidated affiliates, net of tax	—	—	—%	0.2	—	—%
Net earnings (loss)	1.1	16.2	(93.2)%	46.0	(43.0)	207.0%
Net earnings attributable to redeemable noncontrolling interests	0.7	1.8	n/a	3.8	5.7	n/a
Net earnings (loss) attributable to MillerKnoll, Inc.	$0.4	$14.4	(97.2)%	$42.2	$(48.7)	186.7%
Earnings (loss) per share - basic	$0.01	$0.19	(94.7)%	$0.56	$(0.66)	184.8%
Orders	$885.4	$1,095.9	(19.2)%	$2,911.9	$3,170.2	(8.1)%
Backlog	$732.3	$1,020.6	(28.2)%
The following table presents select components of the Company's Condensed Consolidated Statements of Comprehensive (Loss) Income as a percentage of Net sales, for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	March 4, 2023	February 26, 2022	March 4, 2023	February 26, 2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.9	67.0	65.6	65.9
Gross margin	34.1	33.0	34.4	34.1
Operating expenses	31.9	30.1	30.8	34.7
Operating earnings (loss)	2.2	2.8	3.5	(0.6)
Other expenses, net	2.0	0.9	1.7	1.3
Earnings (loss) before income taxes and equity income	0.2	1.9	1.8	(1.9)
Income tax expense (benefit)	0.1	0.3	0.4	(0.3)
Equity income from nonconsolidated affiliates, net of tax	—	—	—	—
Net earnings (loss)	0.1	1.6	1.5	(1.5)
Net earnings attributable to redeemable noncontrolling interests	0.1	0.2	0.1	0.2
Net earnings (loss) attributable to MillerKnoll, Inc.	—	1.4	1.3	(1.7)

Net Sales
The following charts present graphically the primary drivers of the year-over-year change in Net sales for the three and nine months ended March 4, 2023. The amounts presented in the graphs are expressed in millions and have been rounded.
Net sales decreased $45 million or 4.4% in the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022. The following items contributed to the change:
•Decreased sales volume within the Global Retail and Americas segments of approximately $23 million and $81 million, respectively.
•Foreign currency translation decreased Net sales by approximately $16 million. Offset in part by:
•Incremental price increases, net of price discounting, which drove an increase in Net sales of approximately $74 million.
•Increased sales volumes within the International Contract & Specialty segment contributed to sales growth in the quarter by approximately $1 million.
Net sales increased $285 million or 10.0% in the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022. The following items contributed to the change:
•Incremental price increases, net of price discounting drove an increase in Net sales of approximately $204 million.
•Increase of $161 million due to the Knoll acquisition that was completed on July 19, 2021 of the prior year, net of a decrease in sales related to the divestiture of an owned dealership in the prior year.
•Increased sales volumes within the International Contract & Specialty segment contributed to sales growth in the quarter by approximately $78 million. The International Contract & Specialty segment's growth was driven, in part, by a strong backlog of orders in the first half of the year.
•The additional week during the first quarter of the current year contributed to approximately $53 million of the year to date Net sales increase.
•Decreased sales volume within the Global Retail and Americas segments partially offset these increases by approximately $53 million and $87 million, respectively.
•Foreign currency translation decreased Net sales by approximately $72 million.

Gross Margin
Gross margin was 34.1% in the third quarter of fiscal 2023 as compared to 33.0% in the third quarter of fiscal 2022. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:
•Price increases, net of incremental discounting, contributed to margin improvement of approximately 450 basis points.
•Reductions in variable compensation compared to the prior year had a favorable impact on margin of approximately 70 basis points.
•The impact of amortization of purchased intangibles related to the Knoll acquisition recorded in the prior year that did not occur in the current period had a favorable impact on gross margin of approximately 20 basis points. These factors were offset in part by the following factors:
•Cost pressures from commodities, storage and handling costs, freight and product distribution costs, which decreased gross margin by approximately 170 basis points.
•Charges for the impairment of assets associated with the decision to cease operating Fully as a stand-alone brand contributed to a decrease in gross margin of approximately 100 basis points.
•Increased labor and overhead costs had a negative impact on margin of approximately 60 basis points.
•Unfavorable product and channel mix as compared to the prior year also had a negative impact on gross margin.
Gross margin was 34.4% in the nine months ended March 4, 2023 as compared to 34.1% for the same period in the prior fiscal year. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:
•The positive impact of price increases, net of incremental discount, offset some of these pressures by approximately 370 basis points.
•The impact of amortization of purchased intangibles related to the Knoll acquisition recorded in the prior year that did not occur in the current period had a favorable impact on gross margin of approximately 70 basis points. These factors were offset in part by the following factors:
•Cost pressures from commodities, storage and handling costs, freight and product distribution costs decreased gross margin by approximately 250 basis points.
•Increased labor costs had a negative impact on margin of approximately 60 basis points.
•Charges for the impairment of assets associated with the decision to cease operating Fully as a stand-alone brand contributed to a decrease in gross margin of approximately 10 basis points.

Operating Expenses
The following charts present graphically the primary drivers of the year-over-year change in Operating expenses for the three and nine months ended March 4, 2023. The amounts presented in the graphs are expressed in millions and have been rounded.

Operating expenses increased by $4 million or 1.3% in the third quarter of fiscal 2023 compared to the prior year period. The following factors contributed to the change:
•Restructuring charges related to voluntary and involuntary reductions in the Company's workforce and charges for the impairment of assets associated with the decision to cease operating Fully as a stand-alone brand contributed to an increase in Operating expenses of approximately $26 million; and
•Warranty costs increased by approximately $4 million in the quarter driven primarily by a favorable adjustment to the general accrual in the prior year that did not re-occur in the current period and increased warranty expenses in the current year within the Americas segment; as well as

•Studio costs increased by approximately $1 million related to the expansion of physical store locations within the Global Retail segment. These increases were offset in part by:
•Compensation and benefit costs, which decreased approximately $16 million, driven by changes in variable-based compensation and incentives and reduction in costs associated with optimization of our organizational structure;
•Acquisition related integration costs, which decreased by approximately $3 million;
•Favorable foreign currency translation, which reduced Operating expenses by approximately $2 million; as well as decreased marketing costs.
Operating expenses decreased by $22 million or 2.3% in the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022. The following factors contributed to the change:
•Acquisition related integration and amortization expense decreased $134 million from the prior year period;
•Favorable foreign currency translation of approximately $10 million; and
•Compensation and benefit cost, which decreased approximately $7 million, driven primarily by a decrease in variable-based compensation. These factors were offset in part by;
•The consolidation of Knoll results for the entirety of the first quarter of fiscal 2023, which increased Operating expenses by $50 million;
•Restructuring charges related to voluntary and involuntary reductions in the Company's workforce and charges for the impairment of assets associated with the decision to cease operating Fully as a stand-alone brand contributed to an increase in Operating expenses of approximately $42 million;
•The impact of an extra week in the first quarter of fiscal 2023, which increased Operating expenses by approximately $13 million;
•Studio costs, which increased by approximately $7 million, related to the expansion of physical store locations within the Global Retail segment; and
•Warranty costs, which increased by approximately $7 million in the quarter driven by favorable adjustments to the general warranty accrual recorded in the same period of the prior year, as well as increased warranty expenses in the current year.
•The remaining change was primarily related to a decrease in marketing related program costs.
Other Income/Expense
During the three months ended March 4, 2023, net Other expense was $19.6 million, representing an unfavorable change of $10.2 million compared to the same period in the prior year. Other income/expense in the three months ended March 4, 2023 included $8.9 million of higher interest expense resulting from higher levels of debt and increased interest rates as compared to the same period of the prior year.
During the nine months ended March 4, 2023, net Other expense was $53.8 million, representing an unfavorable change of $18.2 million compared to the same period in the prior year. Other income/expense in the nine months ended March 4, 2023 included a loss on extinguishment of debt of approximately $13.4 million, which represented the premium on early debt redemption. Interest expense was $29.2 million higher during the current year resulting from higher levels of debt as well as higher foreign currency losses recorded in the current fiscal year compared to the prior fiscal year.
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
The charts below present the relative mix of Net sales and Operating earnings across each of the Company's segments during the three and nine month periods ended March 4, 2023. This is followed by a discussion of the Company's results, by reportable segment. The amounts presented in the charts are in millions and have been rounded.

Americas Contract

	Three Months Ended			Nine Months Ended
(Dollars in millions)	March 4, 2023	February 26, 2022	Change	March 4, 2023	February 26, 2022	Change
Net sales	$484.6	$509.4	$(24.8)	$1,551.7	$1,390.0	$161.7
Gross margin	149.6	120.9	28.7	452.5	355.5	97.0
Gross margin %	30.9%	23.7%	7.2%	29.2%	25.6%	3.6%
Operating earnings (loss)	32.5	(8.6)	41.1	78.2	(30.1)	108.3
Operating earnings %	6.7%	(1.7)%	8.4%	5.0%	(2.2)%	7.2%
For the three month comparative period, Net sales decreased 4.9%, or 4.5%(*) on an organic basis, over the prior year period due to:
•Decreased sales volumes within the segment of approximately $81 million, driven by the impact of a challenging macro-economic environment compounded by pandemic-driven pent-up demand in the prior year; as well as unfavorable foreign currency translation of approximately $1 million; offset in part by
•Price increases, net of incremental discounting of $57 million
For the nine month comparative period, Net sales increased 11.6%, or 5.0%(*) on an organic basis, over the prior year period due to:
•Price increases, net of incremental discounting of $151 million; and
•An increase in sales of $74 million due to the Knoll acquisition that was completed on July 19, 2021. The increase represents the impact of consolidating Knoll results for the entirety of the first quarter of fiscal 2023; and
•An increase of approximately $27 million related to the additional week in the first quarter; offset in part by
•Decreased sales volumes within the segment of approximately $87 million, which was driven by the impact of a challenging macro-economic environment compounded by pandemic-driven pent-up demand last year; as well as unfavorable foreign currency translation of approximately $5 million.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."
For the three month comparative period, operating earnings increased $41.1 million, or 477.9%, over the prior year period due to:
•Increased Gross margin of $29 million due to the increased gross margin percentage of 720 basis points. The increase in gross margin percentage was due primarily to the impact of incremental list price increases, net of contract price discounting, that increased gross margin percentage by 1110 basis points as well as from the impact of amortization of purchased intangibles related to the Knoll acquisition recorded in the prior year that did not occur in the current period. These increases were offset in part by higher commodity and labor costs that decreased gross margin percentage by approximately 300 basis points.
•Decreased Operating expenses of $12 million driven primarily by a decrease in variable based compensation costs of $10 million and a decrease in digital and technology program costs. These decreases in Operating expenses were offset in part by increases in restructuring and warranty expenses.
For the nine month comparative period, operating earnings increased $108.3 million, or 359.8%, over the prior year period due to:
•Increased Gross margin of $97.0 million due to the increased gross margin percentage of 360 basis points. The increase in gross margin percentage was due primarily to the impact of incremental list price increases, net of contract price discounting, that increased gross margin percentage by 820 basis points as well as from the impact of amortization of purchased intangibles related to the Knoll acquisition recorded in the prior year that did not occur in the current period. These increases were offset in part by higher commodity and labor costs that decreased gross margin percentage by 440 basis points.
•Decreased Operating expenses of $11 million. The following factors contributed to the change:

◦A decrease in variable based compensation of $10 million.
◦Operating expenses also decreased due to lower amortization and integration charges of $36 million.
◦An increase of approximately $20 million from consolidating Knoll results for the entirety of the first quarter of fiscal 2023.
◦An increase of approximately $6 million related to the additional week in the first quarter of fiscal 2023.
◦Increased restructuring expenses of approximately $18 million related to voluntary and involuntary reductions in the Company's workforces. These increases in Operating expenses were offset by lower technology spend.
International Contract & Specialty

	Three Months Ended			Nine Months Ended
(Dollars in millions)	March 4, 2023	February 26, 2022	Change	March 4, 2023	February 26, 2022	Change
Net sales	$242.5	$241.0	$1.5	$779.9	$655.1	$124.8
Gross margin	100.6	93.9	6.7	323.0	259.6	63.4
Gross margin %	41.5%	39.0%	2.5%	41.4%	39.6%	1.8%
Operating earnings	25.3	17.0	8.3	81.5	38.4	43.1
Operating earnings %	10.4%	7.1%	3.3%	10.5%	5.9%	4.6%
For the three month comparative period, Net sales increased 0.6%, or 4.3%(*) on an organic basis, over the prior year period due to:
•Price increases, net of incremental discounting of $9 million.
•Increased sales volume of approximately $1 million; offset in part by
•Unfavorable foreign currency translation of approximately $9 million.
For the nine month comparative period, Net sales increased 19.1%, or 15.0%(*) on an organic basis, over the prior year period due to:
•Increased sales volume of approximately $78 million; and
•An increase in sales of $56 million due to the Knoll acquisition that was completed on July 19, 2021. The increase represents the impact of consolidating Knoll results for the entirety of the first quarter of fiscal 2023; and
•The positive impact of the additional sales from the additional week in the first quarter of $12 million; and
•Price increases, net of incremental discounting of $20 million; offset in part by
•Unfavorable foreign currency translation of approximately $41 million.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."
For the three month comparative period, operating earnings increased $8.3 million, or 48.8%, over the prior year period due to:
•Increased Gross margin of $7 million due to the increase in sales explained above, as well as the increased gross margin percentage of 250 basis points due primarily to the leverage of fixed costs on higher sales volume, lower freight costs as compared to the same period of the prior year and favorable mix; and
•Decreased Operating expenses of approximately $2 million driven primarily by decreased variable based compensation.
For the nine month comparative period, operating earnings increased $43.1 million, or 112.2%, over the prior year period due to:
•Increased Gross margin of $63 million due to the increase in sales explained above, and increased gross margin percentage of 180 basis points due primarily to the leverage of fixed costs on higher sales volume as well as from the impact of amortization of purchased intangibles related to the Knoll acquisition recorded in the prior year that did not occur in the current period; offset in part by

•Increased Operating expenses of $20 million driven primarily from consolidating Knoll results for the entirety of the first quarter of fiscal 2023, the impact of the additional week in the current period as compared to the prior year, partially offset by the impact of foreign currency translation and lower amortization and acquisition related integration charges as compared to the same period of the prior year.
Global Retail

	Three Months Ended			Nine Months Ended
(Dollars in millions)	March 4, 2023	February 26, 2022	Change	March 4, 2023	February 26, 2022	Change
Net sales	$257.6	$279.1	$(21.5)	$798.8	$800.4	$(1.6)
Gross margin	85.4	124.7	(39.3)	299.8	355.1	(55.3)
Gross margin %	33.2%	44.7%	(11.5)%	37.5%	44.4%	(6.9)%
Operating (loss) earnings	(24.5)	36.3	(60.8)	(4.7)	97.1	(101.8)
Operating earnings %	(9.5)%	13.0%	(22.5)%	(0.6)%	12.1%	(12.7)%
For the three month comparative period, Net sales decreased 7.7%, and decreased 5.5%(*) on an organic basis, over the prior year period due to:
•A decrease in sales volume of approximately $23 million, driven by a slowdown in the North American housing market and a general increase in economic uncertainty; and
•Unfavorable foreign currency translation of approximately $6 million; partially offset by
•Price increases, net of incremental discounting, which increased sales by $8 million.
For the nine month comparative period, Net sales decreased 0.2%, and decreased 2.6%(*) on an organic basis, over the prior year period due to:
•A decrease in sales volume of approximately $53 million, driven by changes in customer spending trends; and
•Unfavorable foreign currency translation of approximately $25 million; offset in part by
•An increase in sales of $31 million due to the Knoll acquisition that was completed on July 19, 2021. The increase represents the impact of consolidating Knoll results for the entirety of the first quarter of fiscal 2023;
•Price increases, net of incremental discounting, which increased sales by $32 million; and
•The positive impact of additional sales from the 14th week in the first quarter of $14 million.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."
For the three month comparative period, Operating earnings decreased $61 million or 167.5% over the prior year period due to:
•Decreased Gross margin of $39 million due to the decrease in sales explained above, and decreased gross margin percentage of 1,150 basis points attributable to the impact of impairment of inventory associated with the decision to cease operating Fully as a stand-alone brand, unfavorable changes in product mix, partially offset in part by the favorable impact of pricing; and
•Increased Operating expenses of $22 million driven primarily charges for the impairment of assets associated with the decision to cease operating Fully as a stand-alone brand, offset in part by lower variable compensation.
For the nine month comparative period, Operating earnings decreased $102 million, or 104.8%, over the prior year period due to:
•Decreased Gross margin of $55 million primarily due to decreased gross margin percentage of 690 basis points attributable to Impairment charges from Fully described above as well as the unfavorable impact of higher commodity and inventory storage costs as well as unfavorable changes in product mix, partially offset in part by the favorable impact of pricing.
•Increased Operating expenses of $47 million primarily due to consolidating Knoll results for the entirety of the first quarter of fiscal 2023, charges for the impairment of assets associated with the decision to cease operating Fully as a stand-alone brand, the impact of the additional week in the current period as compared to the prior year, increased costs associated with retail studio locations and digital and technology program costs. These expenses were offset in part by reduced costs associated with variable based compensation.
Corporate
Corporate unallocated expenses totaled $12 million for the third quarter of fiscal 2023, a decrease of $3.4 million from the third quarter of fiscal 2022. The decrease was driven by a reduction of integration and transaction costs related to the Knoll acquisition, which were $4 million in the prior period compared to $1 million in the third quarter of fiscal 2023.
Corporate unallocated expenses totaled $44.3 million for the first nine months of fiscal 2023, a decrease of $78.3 million from the same period of fiscal 2022. The decrease was driven primarily by a reduction of integration and transaction costs related to the Knoll acquisition, which were $89.5 million in the prior period compared to $4.3 million in the third quarter of fiscal 2023.
Liquidity and Capital Resources
The table below summarizes the net change in Cash and cash equivalents for the nine months ended as indicated.

(In millions)	March 4, 2023	February 26, 2022
Cash provided by (used in):
Operating activities	$70.4	$(57.9)
Investing activities	(53.2)	(1,145.0)
Financing activities	(22.1)	1,061.4
Effect of exchange rate changes	(8.3)	(9.0)
Net change in Cash and cash equivalents	$(13.2)	$(150.5)
Cash Flows - Operating Activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture, distribute, and market our products. Net cash provided by operating activities for the nine months ended March 4, 2023 totaled $70.4 million, as compared to cash used of $57.9 million in the same period of the prior year. The increase in cash inflow is due primarily to an increase in earnings in the current nine month period compared to the same period of the prior year as well as a reduction in working capital. Our working capital consists primarily of receivables from customers, prepaid expenses, accounts payable, accrued compensation, and accrued other expenses. The timing of collection of our receivables, and the timing of spending commitments and payments of our accounts payable, accrued expenses, accrued compensation and related benefits, all affect these account balances.
Cash Flows - Investing Activities
Cash used in investing activities for the nine months ended March 4, 2023 was $53.2 million, as compared to $1,145.0 million in the same period of the prior year. The decrease in cash outflow in the current year, compared to the prior year, was primarily due to the acquisition of Knoll, which drove a cash outflow, net of cash acquired, of $1,088.5 million in the prior year period. In the nine months ended March 4, 2023, we were advanced $13.5 million of cash against the value of company owned life insurance policies. This is reflected as cash proceeds from investing activities in the Consolidated Statement of Cash Flows.
At the end of the third quarter of fiscal 2023, there were outstanding commitments for capital purchases of $19.7 million. The Company plans to fund these commitments through a combination of cash on hand and cash flows from operations. The Company expects full-year capital purchases to be between $80 million and $90 million, which will be primarily related to investments in the Company's facilities and equipment. This compares to full-year capital spending of $94.7 million in fiscal 2022. Capital expenditures through for the first nine months of fiscal 2023 of $60.6 million are $5.2 million less than the same period of the prior year.
Cash Flows - Financing Activities
Cash used in financing activities for the nine months ended March 4, 2023 was $22.1 million, as compared to cash provided by financing activities of $1,061.4 million in the same period of the prior year. The decrease in cash provided in the current year, compared to the prior year, was primarily due to net borrowings of $1,007.0 million under the credit agreement the Company entered into during the prior year.
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
At the end of the third quarter of fiscal 2023, the Company had a well-positioned balance sheet and liquidity profile. The Company has access to liquidity through credit facilities, cash and cash equivalents, and short-term investments. These sources have been summarized below. For additional information, refer to Note 13 to the Condensed Consolidated Financial Statements.

(In millions)	March 4, 2023	May 28, 2022
Cash and cash equivalents	$217.1	$230.3
Availability under syndicated revolving line of credit	242.4	296.6
Total liquidity	$459.5	$526.9
Of the Cash and cash equivalents noted above at the end of the third quarter of fiscal 2023, the Company had $200.9 million of Cash and cash equivalents held outside the United States.
The Company’s syndicated revolving line of credit, which matures in July, 2026, provides the Company with up to $725 million in revolving variable interest borrowing capacity and allows the Company to borrow incremental amounts, at its option, subject to negotiated terms as outlined in the agreement. Outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, SOFR or negotiated terms as outlined in the agreement.
As of March 4, 2023, the total debt outstanding related to borrowings under the syndicated revolving line of credit was $468.5 million with available borrowings against this facility of $242.4 million.
The Company intends to repatriate $185.0 million of undistributed foreign earnings of which $104.0 million is held in cash in certain foreign jurisdictions with the remainder recorded in working capital. The Company has recorded a $6.3 million deferred tax liability related to foreign withholding taxes on these future dividends received in the U.S. from foreign subsidiaries. A significant portion of the $185.0 million of undistributed foreign earnings was previously taxed under the U.S. Tax Cut and Jobs Act (TCJA). The Company intends to remain indefinitely reinvested in the remaining undistributed earnings outside the U.S. which is estimated to be approximately $250.2 million on March 4, 2023.
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
New Accounting Standards
See Note 2 to the Condensed Consolidated Financial Statements.
Cautionary Note Regarding Forward-Looking Statements
This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to future events and anticipated results of operations, business strategies, the anticipated benefits of our acquisition of Knoll, the anticipated impact of the Knoll acquisition on the combined company’s business and future financial and operating results, the expected amount and timing of synergies from the Knoll acquisition, and other aspects of our operations or operating results. These forward-looking statements generally can be identified by phrases such as “will,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates” or other words or phrases of similar import. It is uncertain whether any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do, what impact they will have on the results of operations and financial condition of MillerKnoll or the price of MillerKnoll’s stock. These forward-looking statements involve certain risks and uncertainties, many of which are beyond MillerKnoll’s control, that could cause actual results to differ materially from those indicated in such forward-looking statements, including but not limited to: general economic conditions; the impact of and any related company or government policies and actions to protect the health and safety of individuals or government policies or actions to maintain the functioning of national or global economies, and the impact of public health crises, such as pandemics and epidemics; risks related to the additional debt incurred in connection with the Knoll acquisition; MillerKnoll’s ability to comply with its debt covenants and obligations; the risk that the anticipated benefits of the Knoll acquisition will be more costly to realize than expected; the effect of the announcement of the Knoll acquisition on the ability of MillerKnoll to retain and hire key personnel and maintain relationships with customers, suppliers and others with whom MillerKnoll does business, or on MillerKnoll’s operating results and business generally; the ability to successfully integrate Knoll’s operations; the ability of MillerKnoll to implement its plans, forecasts and other expectations with respect to MillerKnoll’s business after the completion of the Knoll acquisition and realize expected synergies; business disruption following the Knoll acquisition; the availability and pricing of raw materials; the financial strength of our dealers and the financial strength of our customers; the success of newly-introduced products; the pace and level of government procurement; and the outcome of pending litigation or governmental audits or investigations. For additional information about other factors that could cause actual results to differ materially from those described in the forward-looking statements, please refer to MillerKnoll’s periodic reports and other filings with the SEC, including the risk factors identified in our Annual Report on Form 10-K for the year ended May 28, 2022. The forward-looking statements included in this report are made only as of the date hereof. MillerKnoll does not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances, except as required by law.
Item 3: Quantitative and Qualitative Disclosures About Market Risk
The information concerning quantitative and qualitative disclosures about market risk contained in the Company’s Annual Report on Form 10-K for the year ended May 28, 2022 has not changed materially. The nature of market risks from interest rates and commodity prices has not changed materially during the first nine months of fiscal 2023.
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

Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 4, 2023, and the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company's disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended March 4, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1: Legal Proceedings
There have been no material changes in the Company's legal proceedings from those set forth in the Company's Annual Report on Form 10-K for the year ended May 28, 2022.
Item 1A: Risk Factors
There have been no material changes in the Company's risk factors from those set forth in the Company's Annual Report on Form 10-K for the year ended May 28, 2022, except for the addition of the following risk factor:
Recent events affecting the financial services industry could have an adverse impact on the Company's business operations, financial condition, and results of operations.
The closures of Silicon Valley Bank and Signature Bank have created bank-specific and broader financial institution liquidity risk and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access working capital needs, and create additional market and economic uncertainty.
Although the Company does not have any deposits with any of the banks that have been placed into receivership to date, some of our customers may have deposits with them, which may expose us to potential risks that could impact our financial position and operations. This could include an adverse impact on the ability of our customers to pay amounts they owe to the Company. In addition, if any of our vendors have relationships with any of the banks that have been closed, it could negatively impact their ability to deliver goods and services to the Company.
More generally, these events have resulted in market disruption and volatility and could lead to greater instability in the credit and financial markets and a deterioration in confidence in economic conditions. Our operations may be adversely affected by any such economic downturn, liquidity shortages, volatile business environments, or unpredictable market conditions. These events could also make any necessary debt or equity financing more difficult and/or costly.
The future effect of these events on the financial services industry and broader economy are unknown and difficult to predict but could include failures of other financial institutions to which we or our customers, vendors, or other counterparties face direct or more significant exposure. Any such developments could adversely impact our results of operation and financial position. There may be other risks we have not yet identified. We are working to identify any potential impact of these events on our business in order to minimize any disruptions to our operations. However, we cannot guarantee we will be able to avoid any negative consequences relating to these recent developments or any future related developments.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company has one share repurchase plan authorized by the Board of Directors on January 16, 2019, which provides a share repurchase authorization of $250.0 million with no specified expiration date. The approximate dollar value of shares available for purchase under the plan at March 4, 2023 was $204.6 million.
The following is a summary of share repurchase activity during the quarter ended March 4, 2023.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions)
11/27/2022 - 12/3/2022	10,041	$20.27	10,041	$206.0
12/4/2022 - 1/28/2023	—	$—	—	$206.0
1/29/2023 - 3/4/2023	59,886	$23.25	59,886	$204.6
Total	69,927		69,927
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
Item 6: Exhibits
The following exhibits (listed by number corresponding to the Exhibit table as Item 601 in Regulation S-K) are filed with this Report:
Exhibit Number    Document
10.1    Amendment No.2 to Credit Agreement, dated as of January 10, 2023, by and among MillerKnoll, Inc., Goldman Sachs Bank USA, as administrative agents, and Wells Fargo Bank National Association, as administrative agent.
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
MillerKnoll, Inc.

April 12, 2023	/s/ Andrea R. Owen
Andrea R. Owen
President and Chief Executive Officer
(Duly Authorized Signatory for Registrant)

April 12, 2023	/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer
(Duly Authorized Signatory for Registrant)