Form 10-K
period 2023-06-03
MILLERKNOLL, INC.
filed 2023-07-26
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 3, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). □
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐  No  ☒
The aggregate market value of the voting stock held by “nonaffiliates” of the registrant (for this purpose only, the affiliates of the registrant have been assumed to be the executive officers and directors of the registrant and their associates) as of December 3, 2022, was $1.5 billion (based on $20.27 per share which was the closing sale price as reported by Nasdaq). As of July 17, 2023, the registrant had 75,701,287 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant's Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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
Powering the world's most dynamic design brands, MillerKnoll includes Herman Miller® and Knoll®, as well as Colebrook Bosson Saunders®, DatesWeiser®, Design Within Reach®, Edelman® Leather, Geiger®, HAY®, Holly Hunt®, KnollTextiles®, Maars® Living Walls, Maharam®, Muuto®, NaughtOne®, and Spinneybeck®|FilzFelt®. All of these companies are considered controlled subsidiaries, except for Maars of which the Company owns 48.2% of as of June 3, 2023. MillerKnoll's corporate offices are located at 855 East Main Avenue, PO Box 302, Zeeland, Michigan, 49464-0302 and its telephone number is 616 654 3000. Unless otherwise noted or indicated by the context, all references to "MillerKnoll," "we," "our," "Company" and similar references are to MillerKnoll, Inc. and its controlled subsidiaries. Further information relating to principles of consolidation is provided in Note 1 to the Consolidated Financial Statements included in Item 8 of this report.

                                         2

Segments
The Company has three reportable segments: Americas Contract ("Americas"), International Contract & Specialty ("International & Specialty"), and Global Retail ("Retail"). The Company also reports a corporate category consisting primarily of unallocated corporate expenses. For a more detailed description of the Company's segments, refer to Item 7 of this report.
Financial information relating to segments is provided in Note 14 to the Consolidated Financial Statements included in Item 8 of this report.
Description of Business
MillerKnoll is a global leader of design. Our brands have led conversations on design for over 100 years, and we continue to drive our industry forward with visionary thinking and a purposeful approach. The Company's principal business consists of the research, design, manufacture, selling and distribution of seating products, furniture systems, other freestanding furniture elements, textiles, leather, felt, home furnishings and related services.
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
The Company's products are marketed worldwide by its own sales staff, independent dealers and retailers, via its eCommerce websites, and through its owned Herman Miller, Design Within Reach ("DWR"), HAY, Knoll, and Muuto retail stores and studios. Salespeople work with dealers, the architecture and design community, and directly with end-users. Independent dealerships concentrate on the sale of MillerKnoll products and some complementary product lines of other manufacturers. It is estimated that approximately 56.2% of the Company's sales in the fiscal year ended June 3, 2023, were made to or through independent dealers. The remaining sales were made directly to end-users, including federal, state and local governments and several business organizations by the Company's own sales staff, retail channels, or independent retailers.
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

                                         3

Patents and Trademarks
The Company believes its intellectual property rights are an important component supporting the long-term success of its brands and its competitive position, and it strategically applies for, registers, and maintains its intellectual property rights in the United States and a number of foreign countries where such protection is available. These rights include patent, trademark, copyright and trade secrets, among other proprietary rights. The Company also maintains a robust intellectual property enforcement program to protect its intellectual property rights against third party infringements.
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
The Company considers the following trademarks and any associated stylized depictions of the word marks to be among its most important trademarks for distinguishing the Company, its subsidiaries and its goods from those of others: MillerKnollTM, Herman Miller®, Herman Miller Circled Symbolic M®, Knoll®, Maharam®, Geiger®, Design Within Reach®, DWR®, HAY®, NaughtOne®, Nemschoff®, Aeron®, Mirra®, Embody®, Setu®, Sayl®, Cosm®, Caper®, Eames®, Knoll®, KnollExtra®, Knoll Luxe®, KnollStudio®, KnollTextiles®, Edelman® Leather, Spinneybeck® Leather, Generation by Knoll®, Regeneration by Knoll®, MultiGeneration by Knoll®, Remix®, Holly Hunt®, Vladimir Kagan®, Muuto®, Barcelona®, and Womb®, as well as trademark registrations for trade dress and common law rights in trade dress for some of the Company’s significant product designs.
Working Capital Practices
Information concerning the Company's working capital levels relative to its sales volume can be found under Item 7 of this report, “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Beyond this discussion, the Company does not believe that it or the industry in general has any special practices or special conditions affecting working capital items that are significant for understanding the Company's business.
Customer Base
The Company approximates that no single dealer accounted for more than 4% of the Company's net sales in the fiscal year ended June 3, 2023. The Company estimates that the largest single end-user customer accounted for $174.9 million, $114.4 million and $113.0 million of the Company's net sales in fiscal 2023, 2022, and 2021, respectively. This represents approximately 4% of the Company's net sales in fiscal 2023, 3% in fiscal 2022, and 5% in fiscal 2021. The Company's ten largest customers in the aggregate accounted for approximately 14% of net sales in fiscal 2023, 11% in fiscal 2022, and 17% in fiscal 2021.
Backlog of Unfilled Orders
As of June 3, 2023, the Company's backlog of unfilled orders was $698.0 million. At May 28, 2022, the Company's backlog totaled $932.5 million. It is expected that substantially all of the orders forming the backlog at June 3, 2023 will be filled during the next fiscal year. Many orders received by the Company are reflected in the backlog for only a short period while other orders request extended delivery dates and are carried in the backlog for up to one year. Accordingly, the backlog at any particular time does not necessarily indicate the level of net sales for a particular succeeding period.
Government Contracts
Other than standard provisions contained in contracts with the United States Government, the Company does not believe that any significant portion of its business is subject to material renegotiation of profits or termination of contracts or subcontracts at the election of government entities. The Company sells to the U.S. Government both through General Services Administration ("GSA") Multiple Award Schedule Contracts and through competitive bids. The GSA Multiple Award Schedule Contract pricing is principally based upon the Company's commercial price list in effect when the contract is initiated, rather than being determined on a cost-plus-basis. The Company is required to receive GSA approval to apply list price increases during the term of the Multiple Award Schedule Contract period.

                                         4

Competition
All aspects of the Company's business are highly competitive. From a furniture perspective, the Company competes largely on design, product and service quality, speed of delivery and product pricing. Although the Company is one of the largest furniture manufacturers in the world, it competes with manufacturers that have significant resources and sales as well as many smaller companies. The Company's most significant competitors are Haworth, HNI Corporation, and Steelcase Inc.
The Company also competes in the home furnishings industry, primarily against national, regional and independent home furnishings retailers who market high-craft furniture to end-user customers and the interior design community. These competitors include companies such as Crate & Barrel Holdings, Inc., Hive Modern, Restoration Hardware, Room & Board, Inc., Wayfair Inc., and Williams-Sonoma, Inc. Similar to its furniture product offerings, the Company competes primarily on design, product and service quality, speed of delivery and product pricing in this market.
Research, Design and Development
The Company believes it draws great competitive strength from its research, design and development programs. Through research, the Company seeks to understand, define and clarify customer needs and problems. The Company designs innovative products and services that address customer needs and solve their problems. The Company uses both internal and independent research and design resources. Exclusive of royalty payments, the Company spent approximately $67.6 million, $71.1 million and $50.8 million on design and research activities in fiscal 2023, 2022 and 2021, respectively. Generally, royalties are paid to designers of the Company's products as the products are sold and are included in the Design and research line item within the Consolidated Statements of Comprehensive Income.
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
The Company monitors developments related to environmental matters and plans to respond to governmental initiatives in a timely and appropriate manner. The Company’s commitment to the planet is embedded in its corporate strategy and will continue to develop as the Company works to meet sustainability goals by 2030. The Company is focused on operating its global footprint with minimal impact on the environment and designing products with materials and processes that are safe for both people and the planet.
Human Resources
The Company considers its employees to be another of its major competitive strengths. The Company stresses individual employee participation and incentives, believing that this emphasis has helped attract and retain a competent and motivated workforce. The Company's human resources group provides employee recruitment, education and development, as well as compensation planning and counseling. There have been no work stoppages or labor disputes in the Company's history. As of June 3, 2023, approximately 4% of the Company's employees are covered by collective bargaining agreements, most of whom are employees located in the United States, the United Kingdom, Italy, and Brazil.
As of June 3, 2023, the Company had approximately 10,900 employees. In addition to its employee workforce, the Company uses temporary labor to meet fluctuating demand in its manufacturing operations.
Diversity, Equity, Inclusion, and Belonging
At MillerKnoll, we value and on a daily basis focus on being better together. We believe that our unique differences contribute to our collective success. We also respect that when we come together, we find more attributes that we share in common. We are committed to diversity, equity, inclusion and belonging ("DEIB") and creating opportunities for all people. This includes but is not limited to those who come from diverse cultural and ethnic backgrounds, from locations around the globe, various gender identities, LGBTQ+, people with differing abilities, those from military backgrounds, as well as those who have long
                                         5

tenure with the Company or may be reentering the workforce for a variety of reasons. We are committed to ensuring we support a culture of belonging to ensure all individuals thrive, and we focus on building diverse leadership across MillerKnoll. We believe that embracing diverse perspectives contributes to an inclusive workplace and strengthens the communities where we live and work.

We continue to build inclusivity into our everyday practices by focusing on:
•An ongoing commitment to educate ourselves and integrate cultural competency across the organization;
•Driving a sense of belonging. We want every employee to be fully seen, heard, understood and to feel connected to MillerKnoll in meaningful ways that matter to each person;
•Recruiting, developing, retaining, and promoting inclusive and diverse talent through concerted efforts that drive better results; and
•Implementing and taking action on appropriate metrics and measures to hold ourselves accountable to our commitments.

Compensation
The Company's policy is to competitively compensate all employees for their contributions and to appropriately reward and motivate employees to deliver our business goals. We do this, in part, by closely monitoring and benchmarking compensation matters and working to ensure that our programs provide our employees with the right features to provide for their families and prepare for retirement. We provide competitive health and welfare benefits and retirement savings plans (401k). Retention of our talent is exceedingly important and drives how we design our programs.
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
Additional information with respect to operations by geographic area appears in Note 2 of the Consolidated Financial Statements included in Item 8 of this report. Fluctuating exchange rates and factors beyond the control of the Company, such as tariff and foreign economic policies, may affect future results of international operations. Refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for further discussion regarding the Company's foreign exchange risk.
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
Business Related Risks
We may not be successful in implementing and managing our growth strategy.
                                         6

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
Future efforts to expand our business may impact our ability to compete for business. It may also put the availability and/or value of our capital investments within these regions at risk. These expansion efforts expose us to operating environments with complex, changing, and in some cases, inconsistently-applied legal and regulatory requirements. Developing knowledge and understanding of these requirements poses a significant challenge, and failure to remain compliant with them could limit our ability to continue doing business in these locations.
Pursuing our strategic plan in new and adjacent markets, as well as within developing economies, will require us to find effective new channels of distribution. There is no assurance that we can identify or otherwise develop these channels of distribution.
In connection with the July 2021 acquisition of Knoll, we incurred significant additional indebtedness, which has increased our interest expense and could adversely affect us, including by decreasing our business flexibility.
The consolidated long-term debt of MillerKnoll as of June 3, 2023 was $1.37 billion. As a result of our acquisition of Knoll, we substantially increased our indebtedness, which has increased our interest expense and could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions. We have also incurred various costs and expenses associated with such indebtedness. The amount of cash required to pay interest on our increased indebtedness levels and thus the demands on our cash resources are greater than the amount of cash flows previously required to service our indebtedness. The increased levels of indebtedness will also reduce funds available for working capital, capital expenditures, acquisitions, and other general corporate purposes and may create competitive disadvantages for MillerKnoll relative to other companies with lower debt levels. If we do not achieve the expected benefits and cost savings from the acquisition, or if the financial performance of the combined company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.
The indebtedness incurred in connection with the acquisition of Knoll contains various covenants that impose restrictions on us that may affect our ability to operate our business. These include both affirmative and negative covenants that, subject to certain significant exceptions, restrict the ability of us and certain of our subsidiaries to, among other things, incur liens on our property, incur additional indebtedness, enter into sale and lease-back transactions, make loans, advances, or other investments, make non-ordinary course asset sales, declare or pay dividends, engage in share repurchases or make other distributions with respect to equity interests, and/or merge or consolidate with any other person or sell or convey certain assets to any one person. In addition, the definitive documentation governing such indebtedness contains a financial maintenance covenant that requires us to maintain a certain leverage ratio at the end of each fiscal quarter. Our ability to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations under such indebtedness.
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
                                         7

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
Macroeconomic and Workplace Trends Related Risks
Adverse economic and industry conditions have had a negative impact on our business, results of operations and financial condition.
Customer demand within the contract furniture and retail furnishings industries is affected by various macroeconomic factors with general corporate profitability, service sector employment levels, new office construction rates, and existing office vacancy rates being among the most influential factors. Declines in these measures have had an adverse effect on overall furniture demand. Additionally, factors and changes specific to our industry, such as developments in technology, governmental standards and regulations, and health and safety issues, can influence demand.
The markets in which we operate are highly competitive and we may not be successful in winning new business.
We are one of several companies competing for new business within the furniture industry. Many of our competitors offer similar categories of products, including office seating, systems and freestanding furniture, casegoods, storage products, as well as residential, education and healthcare furniture solutions. Although we believe that our innovative product design, functionality, quality, depth of knowledge, and strong network of distribution partners differentiate us in the marketplace, increased market pricing pressure and other factors could make it difficult for us to win new business with certain customers and within certain market segments at acceptable profit margins.
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
We have significant manufacturing and sales operations in the United Kingdom, which represents our largest single marketplace outside the United States. Concerns exist relating to potential tariffs and customs regulations and the potential for short term logistics disruption as any such changes are implemented. This will impact both our suppliers and customers, including distributors, and could result in product delays and inventory issues. Further uncertainty in the marketplace also brings risk to accounts receivable and could result in delays in collection and greater bad debt expense. There also remains a risk for the value of the British Pound, Danish Krone, and/or the Euro to further deteriorate, reducing the purchasing power of customers in these regions and potentially undermining the financial health of the Company's suppliers and customers in other parts of the world.
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
                                         8

regulations, international tax policies and rates, and changes in U.S. and international monetary policies may have an adverse impact on results of operations and financial condition.
In connection with the ongoing war between Russia and Ukraine, the U.S. government has imposed enhanced export controls on certain products and sanctions on certain industry sectors and parties in Russia. MillerKnoll is not fulfilling any existing orders or accepting new orders from Russia or Belarus at this time. As a safety measure, we have also stopped taking new orders and fulfilling orders in Ukraine. This region represents a small portion of our International Contract and Specialty business, and we do not rely on any material goods from suppliers in these regions. While we do not have manufacturing facilities or offices in the region, we have historically sold products to two dealers in Ukraine, two in Russia, and two in Belarus. Fiscal year 2023 and 2022 annualized revenues from these countries were approximately $0.2 million and $6.4 million, respectively. None of the revenue recognized in fiscal year 2023 was from dealers located in countries under sanction.
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
The 2023 closures of certain banks have created bank-specific and broader financial institution liquidity risk and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access working capital needs, and create additional market and economic uncertainty.
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
                                         9

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
The imposition of tariffs by the U.S. government on various products imported from certain countries, as well as countering tariffs on the export of U.S. goods, has had, and will likely continue to have, an adverse impact on our business, including as a result of increased costs for certain of our raw materials and increasing the costs for certain products that we export to other countries. Accordingly, these tariffs and the possibility of broader trade conflicts stemming from the tariffs could negatively impact our business in the future. The tariffs on imports, most notably imports from China, have impacted the cost of steel, a key commodity that we consume in producing products. Given the significance of steel costs to our direct materials costs, we closely monitor trade tensions between the U.S. and China. The potential impact to our direct material costs due to tariffs on Chinese imports is somewhat limited, however, as purchases of direct materials (mainly component parts and products manufactured by third parties) from China represented an estimated 3% of our consolidated cost of sales for fiscal 2023. Going forward, continued or increased tariffs could negatively impact our gross margin and operating performance. These factors also have the potential to significantly impact global trade and economic conditions in many of the regions where we do business.
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
If dealers go out of business or restructure, we may suffer losses because they may not be able to pay for products already delivered to them. Also, dealers may experience financial difficulties, creating the need for outside financial support, which may not be easily obtained. The company has, on occasion, agreed to provide direct financial assistance through term loans, lines of credit, and/or loan guarantees to certain dealers. Those activities increase our financial exposure.
A continued shortage of qualified labor could negatively affect our business and materially reduce earnings.
                                         10

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
                                         11

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
The operations of our Global Retail segment are sensitive to a number of factors that influence consumer spending, including general economic conditions, consumer disposable income, unemployment, inclement weather, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, sales tax rates and rate increases, inflation, and consumer confidence in future economic conditions. Adverse changes in these factors have reduced, and in the future may further reduce consumer demand for our products, resulting in reduced sales and profitability.
A number of factors that affect our ability to successfully implement our retail studio strategy, including opening new locations and closing existing studios, are beyond our control. These factors may harm our ability to increase the sales and profitability of our retail operations.
Approximately 28% of the sales within our Global Retail segment are transacted within our retail stores. Additionally, we believe our retail stores have a direct influence on the volume of business transacted through other channels, including our consumer eCommerce and direct-mail catalog platforms, as many customers utilize these physical spaces to view and experience products prior to placing an order online or through the catalog call center. Our ability to open additional stores or close existing stores successfully will depend upon a number of factors beyond our control, including, without limitation:
•general economic conditions;
•identification and availability of suitable locations;
•success in negotiating new leases and amending or terminating existing leases on acceptable terms;
•success of other retailers in and around our retail locations;
•ability to secure required governmental permits and approvals;
•hiring and training skilled studio operating personnel; and
                                         12

•landlord financial stability.
We may incur significant increased costs and become subject to additional potential liabilities under environmental and other laws and regulations aimed at combating climate change.
We expect to incur significant costs as we work to implement the 2030 sustainability goals we announced in 2022, which include efforts to reduce our carbon footprint, design out waste, and source better materials. Also, increased focus by the U.S. and other governmental authorities on climate change and other environmental matters has led to enhanced regulation in these areas, which is expected to result in increased compliance costs and could subject us to additional potential liabilities. The extent of these costs and risks is difficult to predict and will depend in large part on the extent of final regulations and the ways in which those regulations are enforced. We operate and have manufacturing facilities in multiple regions across the globe, and the impact of additional regulations in this area is likely to vary by region. It is expected the costs we incur to comply with any such final regulations and implement our own sustainability goals could be material.
Government and other regulations could adversely affect our business.
Government and other regulations apply to the manufacture and sale of many of our products. Failure to comply with these regulations or failure to obtain approval of products from certifying agencies could adversely affect the sales of these products and have a material negative impact on operating results.
Item 1B Unresolved Staff Comments
None
                                         13

Item 2 Properties
The Company owns or leases facilities located throughout the United States and several foreign countries. The location, square footage and use of the most significant facilities at June 3, 2023 were as follows:

Owned Locations	Square Footage (in Thousands)	Use
Zeeland, Michigan	771	Manufacturing, Warehouse, Office
East Greenville, Pennsylvania	735	Manufacturing, Warehouse, Office
Spring Lake, Michigan	615	Manufacturing, Warehouse, Office
Toronto, Canada	386	Manufacturing, Warehouse, Office
Muskegon, Michigan	367	Manufacturing, Office
Holland, Michigan	357	Warehouse
Holland, Michigan	293	Manufacturing, Office
Dongguan, China	269	Manufacturing
Foligno, Italy	260	Manufacturing, Warehouse, Office
Holland, Michigan	242	Office, Design
Sheboygan, Wisconsin	208	Manufacturing, Warehouse, Office
Melksham, United Kingdom	170	Manufacturing, Warehouse, Office
Graffignana, Italy	108	Manufacturing, Warehouse, Office

Leased Locations	Square Footage (in Thousands)	Use
Alburtis, Pennsylvania	718	Warehouse
Batavia, Ohio	618	Warehouse
Dongguan, China	498	Manufacturing, Office
Ringsted, Denmark	274	Warehouse
West Chester, Ohio	220	Warehouse
Berlin, Germany	220	Warehouse
LeGrange Highlands, Illinois	210	Warehouse
Atlanta, Georgia	205	Manufacturing, Warehouse, Office
Bangalore, India	128	Manufacturing, Warehouse
The properties above are primarily used in the Company's segments as indicated below:
                                         14

Segment Primarily Supported	Owned	Leased	Total
Americas Contract	8	3	11
International Contract & Specialty	4	4	8
Global Retail	—	2	2
Corporate	1	—	1
As of June 3, 2023, the Company operated 75 retail stores (including 38 operating under the DWR brand, 3 under the HAY brand, 27 Herman Miller stores, 3 Muuto stores, 3 Knoll stores and a multi-brand Chicago store) that totaled approximately 641,800 square feet of selling space. The Company also operated 4 retail outlet stores. The Company maintains administrative and sales offices and showrooms in various other locations throughout North America, Europe, Asia Pacific and Latin America. The Company considers its existing facilities to be in good condition and adequate for its design, production, distribution, and selling requirements.
Item 3 Legal Proceedings
The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s consolidated operations, cash flows and financial condition.

Information About Our Executive Officers
Certain information relating to executive officers of the Company as of June 3, 2023 is as follows:

Andrea R. Owen President and Chief Executive Officer Age 58, elected as an executive officer in 2018	Jeffrey M. Stutz Chief Financial Officer Age 52, elected as an executive officer in 2009

Chris Baldwin Group President, MillerKnoll Age 50, elected as an executive officer in 2021	Megan Lyon Chief Strategy Officer Age 43, elected as an executive officer in 2019

John Michael President, Americas Contract Age 61, elected as an executive officer in 2020	Debbie Propst President, Global Retail Age 42, elected as an executive officer in 2020

Jacqueline H. Rice General Counsel and Corporate Secretary Age 51, elected as an executive officer in 2019	B. Ben Watson Chief Creative and Product Officer Age 58, elected as an executive officer in 2010

                                         15

Except as discussed below, each of the named officers has served the Company in their current executive position for more than five years.
Mr. Baldwin joined MillerKnoll in 2021 and serves as Group President. Prior to the Company's acquisition of Knoll in July 2021, Mr. Baldwin was Chief Operating Officer & President, Workplace at Knoll and also held leadership positions at Kohler Co.
Ms. Lyon joined MillerKnoll in 2019 and serves as Chief Strategy Officer. Prior to joining MillerKnoll, Ms. Lyon spent eleven years with The Boston Consulting Group where she was a Partner and Managing Director leading the firm’s West Coast Consumer and Retail Practice.
Mr. Michael joined MillerKnoll, Inc. in 2017 and serves as President, The Americas. Prior to joining MillerKnoll, Mr. Michael held leadership positions at Staples, Ivan Allen Workspace, and Steelcase
Ms. Propst joined MillerKnoll in 2020 and serves as President of the Company's Global Retail segment. Prior to joining MillerKnoll, Ms. Propst spent seven years at Bed Bath and Beyond where she most recently served as President and Chief Merchandising Officer of One Kings Lanes, as well as Chief Brand Officer for Bed Bath and Beyond.
Ms. Rice joined MillerKnoll in 2019 and serves as General Counsel. Prior to joining MillerKnoll, Ms. Rice served as Executive Vice President, Chief Risk & Compliance Officer at Target Corporation as well as Senior Counsel and Chief Compliance Officer at General Motors Co.
There are no family relationships between or among the above-named executive officers. There are no arrangements or understandings between any of the above-named officers pursuant to which any of them was named an officer.
Item 4 Mine Safety Disclosures
Not applicable
                                         16

PART II
Item 5 Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Share Price, Earnings and Dividends Summary
MillerKnoll, Inc.'s common stock is traded on the Nasdaq Global Select Market System (Symbol: MLKN). As of July 17, 2023, there were approximately 36,000 shareholders of record, including individual participants in security position listings, of the Company's common stock.
Dividends were declared and paid quarterly for fiscal 2023 as approved by the Board of Directors. On April 18, 2023, the Company's Board of Directors approved a quarterly cash dividend of 18.75 cents ($0.1875) per share that was paid on July 15, 2023, to shareholders of record on June 3, 2023. While it is anticipated that the Company will continue to pay quarterly cash dividends, the amount and timing of such dividends is subject to the discretion of the Board depending on the Company's future results of operations, financial condition, capital requirements and other relevant factors.
Issuer Purchases of Equity Securities
The Company has one share repurchase plan authorized by the Board of Directors on January 16, 2019, which provides a share repurchase authorization of $250.0 million with no specified expiration date. The approximate dollar value of shares available for purchase under the plan at June 3, 2023 was $204.5 million.
The following is a summary of share repurchase activity during the fiscal quarter ended June 3, 2023:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions) (1)
3/5/23-4/1/23	1,560	$20.85	1,560	$204.6
4/2/23-4/29/23	—	—	—	—
4/30/23-6/3/23	5,989	$16.15	5,989	$204.5
Total	7,549		7,549
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
                                         17

Stockholder Return Performance Graph
Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company's common stock with that of the cumulative total return of the Standard & Poor's 500 Stock Index and the Nasdaq Composite Total Return for the five-year period ended June 3, 2023. The graph assumes an investment of $100 on June 2, 2018 in the Company's common stock, the Standard & Poor's 500 Stock Index and the Nasdaq Composite Total Return, with dividends reinvested.

$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2018
2019
2020
2021
2022
2023
MillerKnoll, Inc.
S&P 500 Index
Nasdaq Composite Total Return

	2018	2019	2020	2021	2022	2023
MillerKnoll, Inc.	$100	$110	$74	$155	$102	$50
S&P 500 Index	100	101	111	154	152	157
Nasdaq Composite Total Return	100	100	128	187	166	179
Information required by this item is also contained in Item 12 of this report.
                                         18

Item 6 [Reserved]
                                         19

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
The Company is globally positioned in terms of manufacturing operations. In North America, manufacturing and distribution operations are in Georgia, New York, North Carolina, Michigan, Pennsylvania, and Texas in the United States, as well as Toronto and Mexico City. In Europe, the Company's manufacturing presence is in the United Kingdom and Italy. Manufacturing operations globally also include facilities located in Brazil, China, and India. The Company manufactures products using a system of lean manufacturing techniques collectively referred to as the MillerKnoll Performance System (MKPS). For its contract furniture business, MillerKnoll strives to maintain efficiencies and cost savings by minimizing the amount of inventory on hand. Accordingly, production is order-driven with direct materials and components purchased as needed to meet demand. These factors result in a high rate of inventory turns related to our manufactured inventories.
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
A key element of the Company's growth strategy is to scale the Global Retail business through the Company's Design Within Reach ("DWR"), HAY, Knoll, Muuto, and Herman Miller retail operations. The Global Retail business provides a channel to bring MillerKnoll's iconic and design-centric products to retail customers, along with other proprietary and third-party products, with a focus on modern design.
The Company is comprised of various operating segments as defined by generally accepted accounting principles in the United States (U.S. GAAP). The operating segments are determined on the basis of how the Company internally reports and evaluates financial information used to make operating decisions. The Company has identified the following segments:
•Americas Contract — Includes the operations associated with the design, manufacture and sale of furniture products directly or indirectly through an independent dealership network for office, healthcare, and educational environments throughout North and South America.
•International Contract & Specialty — Includes the operations associated with the design, manufacture and sale of furniture products, directly or indirectly through an independent dealership network in Europe, the Middle East, Africa and Asia-Pacific as well as the global activities of the Specialty brands, which include Holly Hunt, Spinneybeck, Maharam, Edelman, and Knoll Textiles.
•Global Retail — Includes global operations associated with the sale of modern design furnishings and accessories to third party retailers, as well as direct to consumer sales through eCommerce, direct-mail catalogs, and physical retail stores.
The Company also reports a corporate category consisting primarily of unallocated corporate expenses related to general corporate functions, including, but not limited to, certain legal, executive, corporate finance, information technology, administrative, and acquisition-related costs.
                                         20

Core Strengths
The Company relies on the following core strengths in delivering solutions to customers:
•Product Portfolio and Brand Collective - MillerKnoll is a collective of globally recognized design brands known for working with some of the most well-known and respected designers in the world. Combined, the Company represents over 100 years of design research and exploration in service of humanity. Within the industries in which the Company operates, Herman Miller and Knoll, along with Colebrook Bosson Saunders, DatesWeiser, Design Within Reach, Edelman Leather, Geiger, HAY, Holly Hunt, Maars Living Walls, Maharam, Muuto, NaughtOne, and Spinneybeck|FilzFelt are acknowledged as leading brands that inspire architects and designers to create their best design solutions. This portfolio has enabled MillerKnoll to connect with new audiences, channels, geographies, and product categories. Leveraging the collective brand equity of MillerKnoll across the lines of business is an important element of the Company's business strategy.
•Design Leadership - The Company is committed to developing research-based functionality and aesthetically innovative new products and has a history of doing so, in collaboration with a global network of leading independent designers. The Company believes its skills and experience in matching problem-solving design with the workplace needs of customers provide the Company with a competitive advantage in the marketplace. An important component of the Company's business strategy is to actively pursue a program of new product research, design, and development. The Company accomplishes this through the use of an internal research and engineering staff that engages with third party design resources generally compensated on a royalty basis.
•Unique Business Model - The Company has built a multi-channel distribution capability that it considers unique. Through contract furniture dealers, direct customer sales, retail stores and studios, eCommerce, wholesalers, and independent retailers, the Company serves contract and residential customers across a range of channels and geographies. As it pertains to is operations, the Company was among the first in the industry to embrace the concepts of lean manufacturing. MKPS provides the foundation for all the Company's manufacturing operations. The Company is committed to continuously improving both product quality and production and operational efficiency. The Company believes these concepts hold significant promise for further gains in reliability, quality, and efficiency.
•Global Scale and Reach - In addition to its global omni-channel distribution capability, the Company has a global network of designers, suppliers, manufacturing operations, and research and development centers that position the Company to serve contract and residential customers globally. The Company believes that leveraging this global scale will be an important enabler to executing its strategy.
•Extraordinary People - We believe that our employees are a critical success factor for our business. We strive to identify, hire, develop, motivate and retain the best employees. Our ability to attract, engage, and retain key employees has been and will remain critical to our success.

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
•eCommerce - The Company sells products in its portfolio of brands across the globe, through localized Herman Miller, Knoll, DWR, and HAY websites. These sites complement the Company’s existing methods of distribution and extend the Company's brands' reach for new and existing customers and clients.
•Wholesale – Through the Company's Global Retail segment, certain products are sold on a wholesale basis to third-party retailers located in various markets around the world.
                                         21

•Retail Locations - As of June 3, 2023, the Company operated 75 retail studios (including 38 operating under the DWR brand, 3 under the HAY brand, 27 Herman Miller stores, 3 Muuto stores, 3 Knoll stores and a multi-brand Chicago store). The business also operated 4 outlet studios.
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
Bring MillerKnoll to Life
We are following a detailed and deliberate plan to bring the best of all our brands together, enabling us to achieve our purpose of design for the good of humankind as we remake modern for the 21st century. Our priorities include establishing and building the MillerKnoll culture; delivering on our synergy commitment of $145 million in run-rate savings by the end of year three of the Knoll acquisition; successfully executing our integration plans and initiatives; cultivating and enabling a strong global dealer network; and establishing worldwide supply chain and manufacturing capabilities to effectively serve our customers across all our channels.
Build a Customer-Centric, Digitally Enabled Business Model
Building a customer-centric and digitally enabled business model is foundational to bringing MillerKnoll to life and encompasses both our internal technology foundation and our digital go-to-market capabilities. Our goals include integrating our systems and processes, shifting to a simpler systems architecture, serving our customers around the world through global eCommerce capabilities, harnessing data to enable our teams to make effective and timely decisions, and accelerating global automation and manufacturing 4.0 initiatives to improve the employee experience and increase accuracy, quality, and performance. Our launch of the combined North America MillerKnoll dealer network at the start of fiscal year 2023 expanded access to our proprietary end-to-end digital solution that makes it easier for our dealers to respond to customer requests faster with differentiated solutions.
Accelerate Profitable Growth
We believe there is opportunity for meaningful long-term growth in each of our business segments and MillerKnoll is uniquely positioned to capitalize on these opportunities given the breadth of our Contract and Global Retail businesses and product portfolios, global reach, and omni-channel distribution and fulfillment capabilities. To capitalize on the opportunity ahead, we will seek to lead the industry in product innovation and design excellence; fortify the flagship Knoll and Herman Miller brands while nurturing and growing each of the brands within MillerKnoll; position the Americas Contract business to lead; drive outsized growth in International Contract & Specialty; and continue transforming our Global Retail business.
Attract, Develop, and Retain World-Class Talent
In creating MillerKnoll, we created one of the most talented teams in the industry. We are committed to nurturing this distinct competitive advantage and will create a premiere employee experience while continuing to invest in our people so they can do their best work every day. Our priorities include enabling a seamless MillerKnoll employee experience via a global Human Resources technology platform; delivering an externally competitive and internally equitable compensation and benefits program; growing internal capabilities through development opportunities for all career levels; and investing to make MillerKnoll an employer of choice around the world.
Reinforce Our Commitment to Our People, Our Planet, and Our Communities
Our legacy of corporate social responsibility is deeply ingrained in our culture and is shared across all our brands. We will continue to reinforce our commitment to our people, planet, and communities in integrated and deliberate ways.
                                         22

We intend to hold ourselves accountable for forward progress against our diversity, equity, and inclusion initiatives, building on the foundation of the DEIB actions we announced in 2020; our 2030 sustainability goals, which we introduced in April 2022; being a force for good in our communities worldwide; and elevating our Better World reporting by developing common metrics and regularly sharing our progress internally and externally.
The Company believes its strategy continues to respond well to current and future realities in its markets. The Company's strategic priorities are aimed at creating a sustainable and diverse revenue model that puts the customer at the center of everything we do and leverages enabling digital capabilities to fully realize that vision.

                                         23

Business Overview
The following is a summary of the significant events and items impacting the Company's operations for the year ended June 3, 2023:
•Net sales were $4,087.1 million, representing an increase of 3.6% when compared to the prior year. The increase in net sales was driven primarily by incremental price increases, the consolidation of Knoll results from the date of acquisition of July 19, 2021, as well as growth in the International Contract & Specialty segments. Net sales in fiscal year 2023 also reflect the addition of an extra week of operations (within the fiscal first quarter) which is required periodically to re-align calendar months with our fiscal periods. These increases were offset by a decrease in volume within the Americas Contract and Global Retail segments. On an organic basis, net sales were $3,946.4 million(*), representing an increase of 0.4% when compared to the prior year.
•Gross margin was 35.0% as compared to 34.3% in the prior year. The change in gross margin was primarily driven by the realization of price optimization strategies and benefits from integration synergies. These positive factors were partially offset by increased commodity, storage and handling costs, freight, product distribution costs, and labor costs.
•Operating expenses decreased by $5.2 million or 0.4% as compared to the prior year. The decrease was primarily due to a reduction in variable expenses, including certain forms of employee compensation and benefits, and the continued focus on cost optimization and synergy capture. These decreases were partially offset by $75.0 million of restructuring charges related to voluntary and involuntary reductions in the Company's workforce, charges for the impairment of assets associated with the decision to cease operating Fully as a stand-alone brand, charges related to the impairment of the Knoll trade name, and $50.0 million related to the consolidation of Knoll results for the entire first quarter of fiscal 2023 (versus a partial quarter of consolidation in fiscal 2022).
•The integration of the Knoll acquisition continues to progress as planned. We made good progress implementing cost synergies throughout the fiscal year, having achieved total annualized run-rate savings of $131 million by the end of the fourth quarter. This has us on track to deliver against our increased goal of achieving annualized cost synergies of $145 million within three years of closing.
•The effective tax rate was 8.8% for fiscal 2023 compared to negative 130.1% for the prior year.
•Diluted earnings per share for the full year totaled $0.55 compared to a loss per share of $0.37 in the prior year. On an adjusted basis(*), diluted earnings per share totaled $1.85 in fiscal 2023 compared to $1.92 in fiscal 2022.
•The Company declared cash dividends of $0.75 per share in both fiscal 2023 and fiscal 2022.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations.
The following summary includes the Company's view on the economic environment in which it operates:
•The current macroeconomic environment in North America — which includes higher interest rates, complications from a regional banking crisis and low CEO and consumer confidence levels — continues to pose challenges for the industry. These factors are expected to persist, posing difficulties particularly for the luxury housing market and discretionary spending on goods. However, when it comes to the overall dynamics of returning to the office, the Company maintains an optimistic outlook based on the project funnel and latest trends which suggest more structured return-to-office practices in the near-term.
•The Company's financial performance is sensitive to changes in certain input costs, including steel and steel component parts. Ongoing cost reduction initiatives and price increase actions have been implemented to help offset these cost pressures, and the benefit from these initiatives is expected to increase over time. Additionally, the substantial inflationary pressures for certain key input costs, including goods and services tied to energy prices, are beginning to ease.
•The Americas Contract segment reported a net sales increase of 5.0% and an organic sales increase of 0.3%(*) year-over-year. Operating margin increased 610 basis points year-over year and 620 basis points on an adjusted basis.(*) The increase was primarily driven by pricing optimization and benefits from synergies.
•International Contract and Specialty reported a net sales increase of 9.6% and an organic sales increase of 7.0%(*) year-over-year. Operating margin increased 220 basis points year-over-year and 50 basis points on an adjusted basis.(*) The increase was primarily driven by pricing optimization strategies and product mix.
                                         24

•Global Retail reported a net sales decrease of 4.1% and an organic sales decrease of 5.1%(*) year-over-year. On a reported basis, operating margin as a percentage of sales was a loss of 1.5% in fiscal 2023 and earnings of 12.4% in fiscal 2022. On an adjusted basis, operating margin as a percentage of sales was 3.8%(*) in fiscal 2023 and 13.1%(*) in fiscal 2022. The decrease was primarily driven by a combination of lower volume, mix of product, and increased freight expenses.
The remaining sections of Item 7 include additional analysis of the fiscal year ended June 3, 2023, including discussion of significant variances compared to the prior year period. A detailed review of our fiscal 2022 performance compared to our fiscal 2021 performance is set forth in Part II, Item 7 of our Form 10-K for the fiscal year ended May 28, 2022.
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
The non-GAAP financial measures referenced within this presentation include: Adjusted Earnings per Share, Adjusted Operating Earnings (Loss), Adjusted Operating Margin, and Organic Growth (Decline).
Adjusted Earnings per Share represents reported diluted earnings per share excluding the impact from amortization of purchased intangibles, acquisition and integration charges, debt extinguishment charges, restructuring expenses, impairment charges, other special charges or gains and the related tax effect of these adjustments. These adjustments are described further below.
Adjusted Operating Earnings (Loss) represents reported operating earnings plus acquisition and integration charges, amortization of purchased intangibles, restructuring expenses, impairment charges, and other special charges or gains. These adjustments are described further below.
Adjusted Operating Margin represents Adjusted Operating Earnings (Loss) for the Company or a business segment divided by the related net sales for the Company or a business segment.
Organic Growth (Decline) represents the change in sales and orders, excluding currency translation effects, the impact of an extra week in fiscal 2023, and the impact of acquisitions and divestitures.
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
                                         25

•Debt extinguishment charges: Includes expenses associated with the extinguishment of debt as part of financing the Knoll acquisition. We excluded these items from our non-GAAP measures because they relate to a specific transaction and are not reflective of our ongoing financial performance.
•Gain on sale of dealer: Includes the gain recorded on the divestiture of an owned dealership.
•Restructuring charges: Includes actions involving targeted workforce reductions as well as non-impairment charges related to the closure of the Fully business.
•Impairment charges: Includes non-cash, pre-tax charges for the impairment of intangible assets, right of use assets, and other assets related to the closure of the Fully business as well as the impairment of the Knoll trade name.
•Special charges: Include certain costs arising as a direct result of COVID-19 pandemic.
•Tax related items: We excluded the income tax benefit/provision effect of the tax related items from our non-GAAP measures because they are not associated with the tax expense on our ongoing operating results.
Tables below summarize select financial information, for the periods indicated, related to each of the Company’s reportable segments. The Americas Contract segment includes the operations associated with the design, manufacture and sale of furniture products directly or indirectly through an independent dealership network for office, healthcare, and educational environments throughout North and South America. The International Contract & Specialty segment includes the operations associated with the design, manufacture and sale of furniture products, indirectly or directly through an independent dealership network in Europe, the Middle East, Africa and Asia-Pacific as well as the global activities of the Specialty brands, which include Holly Hunt, Spinneybeck, Maharam, Edelman, and Knoll Textiles. The Global Retail segment includes global operations associated with the sale of modern design furnishings and accessories to third party retailers, as well as direct to consumer sales through eCommerce, direct-mail catalogs, and physical retail stores. Corporate costs represent unallocated expenses related to general corporate functions, including, but not limited to, certain legal, executive, corporate finance, information technology, administrative and acquisition-related costs.

                                         26

The following table reconciles Operating Earnings (Loss) to Adjusted Operating Earnings (Loss) by Segment for the years ended as indicated below (in millions):

	Three Months Ended				Twelve Months Ended
	June 3, 2023		May 28, 2022		June 3, 2023		May 28, 2022
Americas
Net sales	$474.4	100.0%	$539.2	100.0%	$2,026.1	100.0%	$1,929.1	100.0%
Gross margin	158.7	33.5%	137.6	25.5%	611.2	30.2%	493.1	25.6%
Total operating expenses	137.3	28.9%	131.6	24.4%	511.6	25.3%	517.1	26.8%
Operating earnings (loss)	$21.4	4.5%	$6.0	1.1%	$99.6	4.9%	$(24.0)	(1.2)%

Adjustments
Restructuring	5.2	1.1%	—	—%	22.8	1.1%	—	—%
Acquisition and integration charges	3.5	0.7%	3.7	0.7%	9.7	0.5%	29.9	1.5%
Amortization of purchased intangibles	3.2	0.7%	3.1	0.6%	12.9	0.6%	28.7	1.5%
Gain on Sale of Dealer	—	—%	—	—%	—	—%	(2.0)	(0.1)%
Impairment charges	14.4	3.0%	—	—%	14.4	0.7%	—	—%
Adjusted operating earnings	$47.7	10.1%	$12.8	2.4%	$159.4	7.9%	$32.6	1.7%

International & Specialty
Net sales	$237.4	100.0%	$273.3	100.0%	$1,017.3	100.0%	$928.5	100.0%
Gross margin	101.3	42.7%	113.0	41.3%	424.3	41.7%	372.6	40.1%
Total operating expenses	84.2	35.5%	81.4	29.8%	325.7	32.0%	302.7	32.6%
Operating earnings	$17.1	7.2%	$31.6	11.6%	$98.6	9.7%	$69.9	7.5%

Adjustments
Restructuring	0.6	0.3%	—	—%	1.3	0.1%	—	—%
Acquisition and integration charges	0.5	0.2%	0.1	—%	2.5	0.2%	1.2	0.1%
Amortization of purchased intangibles	2.1	0.9%	2.3	0.8%	8.3	0.8%	26.9	2.9%
Impairment charges	1.8	0.8%	—	—%	1.8	0.2%	—	—%
Adjusted operating earnings	$22.1	9.3%	$34.0	12.4%	$112.5	11.1%	$98.0	10.6%

Retail
Net sales	$244.9	100.0%	$288.0	100.0%	$1,043.7	100.0%	$1,088.4	100.0%
Gross margin	94.7	38.7%	131.9	45.8%	394.5	37.8%	487.0	44.7%
Total operating expenses	105.5	43.1%	94.5	32.8%	410.0	39.3%	352.5	32.4%
Operating (loss) earnings	$(10.8)	(4.4)%	$37.4	13.0%	$(15.5)	(1.5)%	$134.5	12.4%

Adjustments
Restructuring Charges	8.4	3.4%	—	—%	9.9	0.9%	—	—%
Acquisition and integration charges	—	—%	—	—%	0.2	—%	0.3	—%
Amortization of purchased intangibles	0.6	0.2%	1.3	0.5%	4.1	0.4%	7.8	0.7%
Impairment charges	3.5	1.4%	—	—%	40.7	3.9%	—	—%
Adjusted operating earnings	$1.7	0.7%	$38.7	13.4%	$39.4	3.8%	$142.6	13.1%

Corporate
Operating expenses	$16.1	—%	$18.0	—%	$60.4	—%	$140.6	—%
Operating (loss)	$(16.1)	—%	$(18.0)	—%	$(60.4)	—%	$(140.6)	—%

Adjustments
Acquisition and integration charges	1.3	—%	3.7	—%	5.6	—%	93.1	—%
Adjusted operating (loss)	$(14.8)	—%	$(14.3)	—%	$(54.8)	—%	$(47.5)	—%

MillerKnoll, Inc.
Net sales	$956.7	100.0%	$1,100.5	100.0%	$4,087.1	100.0%	$3,946.0	100.0%
Gross margin	354.7	37.1%	382.5	34.8%	1,430.0	35.0%	1,352.7	34.3%
Total operating expenses	343.1	35.9%	325.5	29.6%	1,307.7	32.0%	1,312.9	33.3%
Operating earnings	$11.6	1.2%	$57.0	5.2%	$122.3	3.0%	$39.8	1.0%

Adjustments
Restructuring Charges	14.2	1.5%	—	—%	34.0	0.8%	—	—%
Acquisition and integration charges	5.3	0.6%	7.5	0.7%	18.0	0.4%	124.5	3.2%
Amortization of purchased intangibles	5.9	0.6%	6.7	0.6%	25.3	0.6%	63.4	1.6%
Gain on Sale of Dealer	—	—%	—	—%	—	—%	(2.0)	(0.1)%
Impairment charges	19.7	2.1%	—	—%	56.9	1.4%	—	—%
Adjusted operating earnings	$56.7	5.9%	$71.2	6.5%	$256.5	6.3%	$225.7	5.7%
                                         27

The following table reconciles net sales to organic net sales for the years ended as indicated below (in millions):

	Twelve Months Ended
	June 3, 2023
	Americas	International & Specialty	Retail	Total
Net sales, as reported	$2,026.1	$1,017.3	$1,043.7	$4,087.1
% change from PY	5.0%	9.6%	(4.1)%	3.6%

Adjustments
Acquisition	(77.2)	(55.5)	(31.1)	(163.8)
Currency translation effects (1)	6.1	42.9	26.8	75.8
Impact of extra week in FY23	(27.4)	(11.6)	(13.7)	(52.7)
Net sales, organic	$1,927.6	$993.1	$1,025.7	$3,946.4
% change from PY	0.3%	7.0%	(5.1)%	0.4%

	Twelve Months Ended
	May 28, 2022
	Americas	International & Specialty	Retail	Total
Net sales, as reported	$1,929.1	$928.5	$1,088.4	$3,946.0

Adjustments
Divestitures	(6.7)	—	(7.9)	(14.6)
Net sales, organic	$1,922.4	$928.5	$1,080.5	$3,931.4
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period.

                                         28

The following tables reconcile orders as reported to organic orders for the periods ended as indicated below (in millions):

	Twelve Months Ended
	June 3, 2023
	Americas	International & Specialty	Retail	Total
Orders, as reported	$1,901.3	$944.0	$989.0	$3,834.3
% change from PY	(9.1)%	(4.1)%	(10.7)%	(8.3)%

Adjustments
Acquisition	(80.3)	(57.5)	(32.3)	(170.1)
Currency translation effects (1)	3.9	39.8	25.2	68.9
Impact of extra week in FY23	(24.0)	(10.3)	(12.4)	(46.7)
Orders, organic	$1,800.9	$916.0	$969.5	$3,686.4
% change from PY	(13.4)%	(7.0)%	(11.8)%	(11.5)%

	Twelve Months Ended
	May 28, 2022
	Americas	International & Specialty	Retail	Total
Orders, as reported	$2,091.5	$984.7	$1,107.3	$4,183.5

Adjustments
Divestitures	(11.4)	—	(8.5)	(19.9)
Orders, organic	$2,080.1	$984.7	$1,098.8	$4,163.6
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period.
The following table reconciles EPS to Adjusted EPS for the years ended as of indicated below:

	Twelve Months Ended
	June 3, 2023	May 28, 2022
(Loss) Earnings per Share - Diluted	$0.55	$(0.37)

Add: Amortization of purchased intangibles	0.33	0.87
Add: Acquisition and integration charges	0.24	1.71
Add: Restructuring charges	0.45	—
Add: Impairment charges	0.76	—
Add: Special charges	—	(0.01)
Add: Debt extinguishment	—	0.18
Less: Gain on sale of dealer	—	(0.03)
Tax impact on adjustments	(0.48)	(0.43)
Adjusted earnings per share - diluted	$1.85	$1.92

Weighted Average Shares Outstanding (used for Calculating Adjusted Earnings per Share) – Diluted	76,024,368	73,160,212

                                         29

Financial Results
The following is a comparison of our annual results of operations and year-over-year percentage changes for the periods indicated:

(Dollars in millions)	Fiscal 2023	Fiscal 2022	% Change
Net sales	$4,087.1	$3,946.0	3.6%
Cost of sales	2,657.1	2,593.3	2.5%
Gross margin	1,430.0	1,352.7	5.7%
Operating expenses	1,307.7	1,312.9	(0.4)%
Operating earnings	122.3	39.8	207.3%
Other expenses, net	70.9	48.4	46.5%
Earnings (loss) before income taxes and equity income	51.4	(8.6)	697.7%
Income tax expense	4.5	11.1	(59.5)%
Equity (loss) from nonconsolidated affiliates, net of tax	(0.8)	—	—%
Net earnings (loss)	46.1	(19.7)	334.0%
Net earnings attributable to redeemable noncontrolling interests	4.0	7.4	(45.9)
Net earnings (loss) attributable to MillerKnoll, Inc.	$42.1	$(27.1)	255.4%
The following table presents, for the periods indicated, the components of the Company's Consolidated Statements of Comprehensive Income as a percentage of Net sales:

	Fiscal 2023	Fiscal 2022
Net sales	100.0%	100.0%
Cost of sales	65.0%	65.7%
Gross margin	35.0%	34.3%
Operating expenses	32.0%	33.3%
Operating earnings	3.0%	1.0%
Other expenses, net	1.7%	1.2%
Earnings (loss) before income taxes and equity income	1.3%	(0.2)%
Income tax expense	0.1%	0.3%
Equity income from nonconsolidated affiliates, net of tax	—%	—%
Net earnings (loss)	1.1%	(0.5)%
Net earnings attributable to redeemable noncontrolling interests	0.1%	0.2%
Net earnings (loss) attributable to MillerKnoll, Inc.	1.0%	(0.7)%
                                         30

Net Sales
The following chart presents graphically the primary drivers of the year-over-year change in Net sales. The amounts presented in the bar graph are expressed in millions and have been rounded.
Net sales increased $141 million or 3.6% compared to the prior year fiscal period. The following items primarily contributed to the change:
•Incremental price increases, net of price discounting drove an increase in net sales of approximately $246 million.
•Increase of $161 million due to the Knoll acquisition that was completed on July 19, 2021 of the prior year, net of a decrease in sales related to the divestiture of an owned dealership in the prior year and a decrease related to the closure of Fully of $8 million.
•The additional week during the first quarter of the current year contributed approximately $53 million of the Net sales increase.
•Increased sales volumes within the International Contract & Specialty segment contributed to sales growth in the year by approximately $43 million. The International Contract & Specialty segment's growth was driven, in part, by a strong backlog of orders in the first half of the year.
•Foreign currency translation decreased Net sales by approximately $76 million.
•Decreased sales volume within the Global Retail and Americas segments also offset these increases by approximately $79 million and $199 million, respectively.
Gross Margin
Gross margin was 35.0% for fiscal 2023 as compared to 34.3% for fiscal 2022. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:
•The positive impact of price increases, net of incremental discount, contributed to margin improvement by approximately 360 basis points.
•The impact of amortization of purchased intangibles related to the Knoll acquisition recorded in the prior year that did not occur in the current period had a favorable impact on gross margin of approximately 30 basis points.
•Cost pressures from commodities, storage and handling costs, freight, and product distribution costs decreased gross margin by approximately 190 basis points. These costs offset savings from the realization of incremental synergies associated with the Knoll acquisition as compared to the same period in the prior year.
•Increased labor costs as well as loss of labor and overhead leverage due to reduced production volumes had a negative impact on margin as compared to the same period in the prior year of approximately 80 basis points.
•Unfavorable channel and product mix, as well as charges related to the recording of obsolete inventory along with the closure of the Fully business contributed to the remaining decrease in gross margin.
                                         31

Operating Expenses
The following chart presents graphically the primary drivers of the year-over-year change in Operating expenses. The amounts presented in the bar graph are expressed in millions and have been rounded.

Change in Operating Expenses
Fiscal 2023 Compared to Fiscal 2022
$1,313
$75
$50
$13
$10
$8
$(11)
$(14)
$(25)
$(107)
$(4)
$1,308
FY22
Restructuring and Impairment Charges
Knoll Acquisition
Extra Week
Studio Costs
Warranty Costs
Foreign Currency
Compensation and Benefits
Amortization of Purchased Intangibles
Knoll Deal and Integration Costs
Other
FY23

Operating expenses decreased by $5 million or 0.4% compared to the prior year fiscal period. The following factors contributed to the change:
•Knoll deal and integration related costs and amortization expense decreased $132 million from the prior year period;
•Compensation and benefit costs decreased approximately $14 million, driven primarily by a decrease in variable-based compensation, decreases in discretionary employee benefits, and realization of synergies associated with the Knoll acquisition;
•Favorable foreign currency translation of approximately $11 million primarily related to the International and Specialty segment. These factors were offset in part by;
•Restructuring charges related to voluntary and involuntary reductions in the Company's workforce, charges for the impairment of assets associated with the decision to cease operating Fully as a stand-alone brand and charges related to the impairment of the Knoll trade name contributed to an increase in Operating expenses of approximately $75 million;
•The consolidation of Knoll results for the entirety of the first quarter of fiscal 2023, which increased Operating expenses by $50 million;
•The impact of an extra week in the first quarter of fiscal 2023, which increased Operating expenses by approximately $13 million;
•Studio costs, which increased by approximately $10 million, related to the expansion of physical store locations within the Global Retail segment; and
•Warranty costs, which increased by approximately $8 million in the year driven primarily by a favorable adjustment to the general accrual in the prior year that did not re-occur in the current period and increased warranty expenses in the current year within the Americas segment.
                                         32

Other Income/Expense
Net other expenses for fiscal 2023 were $70.9 million compared to $48.4 million in fiscal 2022. Other income/expense in the twelve months ended May 28, 2022 included a loss on extinguishment of debt of approximately $13.4 million which represented the premium on early debt redemption. This was offset by increased Interest expense of $36.2 million as compared to the same period of the prior year, driven by higher levels of debt and increased interest rates as compared to the same period of the prior year.
Income Taxes
See Note 11 of the Consolidated Financial Statements for additional information.
                                         33

Operating Segments Results
The business is comprised of various operating segments as defined by U.S. GAAP. These operating segments are determined on the basis of how the Company internally reports and evaluates financial information used to make operating decisions. The segments identified by the Company include Americas Contract, International Contract & Specialty, and Global Retail. The Company also reports a “Corporate” category consisting primarily of unallocated expenses related to general corporate functions, including, but not limited to, certain legal, executive, corporate finance, information technology, administrative and acquisition-related costs. Effective as of May 29, 2022, the start of fiscal year 2023, the Company implemented an organizational change that resulted in a change in the reportable segments.The Company has recast historical results to reflect this change. For descriptions of each segment, refer to Note 14 of the Consolidated Financial Statements.
The charts below present the relative mix of net sales and operating earnings across each of the Company's segments. This is followed by a discussion of the Company's results, by segment.
                                             34

Americas Contract ("Americas")

(Dollars in millions)	Fiscal 2023	Fiscal 2022	Change
Net sales	$2,026.1	$1,929.1	$97.0
Gross margin	611.2	493.1	118.1
Gross margin %	30.2%	25.6%	4.6%
Operating earnings (loss)	99.6	(24.0)	123.6
Operating earnings %	4.9%	(1.2)%	6.1%
Net sales increased 5.0%, or 0.3%(*) on an organic basis, over the prior year due to:
•Price increases, net of incremental discounting, of approximately $200 million; and
•An increase in sales of $74 million due to the Knoll acquisition that was completed on July 19, 2021. The increase represents the impact of consolidating Knoll results for the entirety of the first quarter of fiscal 2023.
•An increase of approximately $27 million related to the additional week in the first quarter; offset in part by
•The unfavorable impact of foreign currency translation which decreased sales by approximately $6 million; and
•Decreased sales volume of approximately $199 million, which was driven by the impact of a challenging macro-economic environment compounded by pandemic-driven pent-up demand at the start of the prior year.
Operating earnings increased $123.6 million compared to the same period of the prior year due to:
•Increased gross margin of $118.1 million due to the increase in net sales discussed above and an increase in gross margin percentage of 460 basis points. The increase in gross margin percentage was due primarily to:
◦The impact of incremental list price increases, net of contract price discounting, that increased gross margin percentage by 800 basis points; and
◦Amortization of purchased intangibles related to the Knoll acquisition recorded in the prior year that did not occur in the current period. These increases were offset in part by higher commodity and labor costs that decreased gross margin percentage by 320 basis points.
◦Realization of incremental synergies realized in fiscal year 2023 associated with the Knoll acquisition. Partially offset by;
•Decreased operating expenses of $5.5 million. The following factors contributed to the change:
◦Lower amortization and deal and integration charges of $36 million.
◦A decrease in variable based compensation and benefits of $18 million.
◦A decrease in technology program costs of approximately $10 million, Partially offset by;
◦Increased restructuring expenses of approximately $23 million related to voluntary and involuntary reductions in the Company's workforces.
◦An increase of approximately $20 million from consolidating Knoll results for the entirety of the first quarter of fiscal 2023.
◦An increase of approximately $14 million related to the impairment of the Knoll Product trade name.
◦An increase of approximately $6 million related to the additional week in the first quarter of fiscal 2023.
◦The remaining difference is due to a decrease in marketing spend and costs related to product development, incremental savings realized through synergies associated with the Knoll acquisition, offset in part by increased warranty expense in the current year.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations.
                                             35

International Contract and Specialty ("International & Specialty")

(Dollars in millions)	Fiscal 2023	Fiscal 2022	Change
Net sales	$1,017.3	$928.5	$88.8
Gross margin	424.3	372.6	51.7
Gross margin %	41.7%	40.1%	1.6%
Operating earnings	98.6	69.9	28.7
Operating earnings %	9.7%	7.5%	2.2%
Net sales increased 9.6%, or 7.0%(*) on an organic basis, over the prior year due to:
•An increase in sales of $56 million due to the Knoll acquisition that was completed on July 19, 2021. The increase represents the impact of consolidating Knoll results for the entirety of the first quarter of fiscal 2023; and
•Increased sales volume of approximately $43 million; and
•Price increases, net of incremental discounting of $22 million; and
•The positive impact of the additional sales from the additional week in the first quarter of $12 million. Offset in part by;
•Unfavorable foreign currency translation, which reduced sales by approximately $43 million.
Operating earnings increased $28.7 million, or 41.1%, compared to the prior year due to:
•Increased gross margin of $51.7 million due to the increase in sales explained above as well as increased gross margin percentage of 160 basis points due primarily to the leverage of fixed costs on higher sales volume as well as from the impact of amortization of purchased intangibles related to the Knoll acquisition recorded in the prior year that did not occur in the current period; offset in part by
•Increased operating expenses of $23.0 million driven primarily from consolidating Knoll results for the entirety of the first quarter of fiscal 2023, the impact of the additional week in the current period as compared to the prior year, partially offset by the favorable impact of foreign currency translation of $7.7 million and lower amortization and acquisition related deal and integration charges as compared to the same period of the prior year.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations.
                                             36

Global Retail

(Dollars in millions)	Fiscal 2023	Fiscal 2022	Change
Net sales	$1,043.7	$1,088.4	$(44.7)
Gross margin	394.5	487.0	(92.5)
Gross margin %	37.8%	44.7%	(6.9)%
Operating (loss) earnings	(15.5)	134.5	(150.0)
Operating earnings %	(1.5)%	12.4%	(13.9)%
Net sales decreased 4.1% as reported and 5.1%(*) on an organic basis, over the prior year due to:
•Decreased sales volumes of approximately $79 million which were driven primarily by changes in customer spending trends;
•Decreased sales in the Fully business of $8 million year over year due to changing demand patterns for Fully product which led to the closure of Fully in the third quarter of fiscal 2023; and
•The unfavorable impact of foreign currency translation, which decreased sales by approximately $27 million. Partially offset by;
•An increase in sales of $31 million due to the Knoll acquisition that was completed on July 19, 2021. The increase represents the impact of consolidating Knoll results for the entirety of the first quarter of fiscal 2023;
•Incremental price increases, net of discounting, of approximately $24 million; and
•The positive impact of additional sales from the extra week in fiscal 2023 of $14 million.
Operating earnings decreased $150.0 million over the prior year due to:
•Decreased gross margin of $92.5 million driven by:
◦Decrease in net sales discussed above as well as decreased gross margin percentage of 690 basis points attributable to the impact of impairment of inventory associated with the decision to cease operating Fully as a stand-alone brand;
◦The unfavorable impact of higher commodity and inventory storage costs;
◦Unfavorable changes in product mix, partially offset in part by the favorable impact of pricing; and
•Increased operating expenses of $57.5 million driven primarily by:
◦Consolidating Knoll results for the entirety of the first quarter of fiscal 2023;
◦Charges for the impairment of assets associated with the decision to cease operating Fully as a stand-alone brand;
◦The impact of the additional week in the current period as compared to the prior year; and
◦Increased costs associated with retail studio locations and digital and technology program costs. These expenses were offset in part by reduced costs associated with variable based compensation and the realization of incremental synergies in fiscal year 2023 associated with the Knoll acquisition.
Corporate
Corporate unallocated expenses totaled $60.4 million for fiscal 2023, a decrease of $80.2 million from fiscal 2022. The decrease was driven primarily by a decrease in deal and integration costs related to the Knoll acquisition of $87.5 million.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations.
                                             37

Liquidity and Capital Resources
The table below summarizes the net change in cash and cash equivalents for the fiscal years indicated.

	Fiscal Year Ended
(In millions)	2023	2022
Cash provided by (used in):
Operating activities	$162.9	$(11.9)
Investing activities	(76.5)	(1,172.4)
Financing activities	(86.8)	1,039.9
Effect of exchange rate changes	(6.4)	(21.7)
Net change in cash and cash equivalents	$(6.8)	$(166.1)
Cash Flow — Operating Activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture, distribute, and market our products. Net cash provided by operating activities for the twelve months ended June 3, 2023 totaled $162.9 million, as compared to cash used of $11.9 million in the twelve months ended May 28, 2022. The increase in cash inflow is due primarily to an increase in earnings of $65.8 million in the current year compared to the prior year as well as a reduction in working capital. Our working capital consists primarily of receivables from customers, inventory, prepaid expenses, accounts payable, accrued compensation, and accrued other expenses. The following all affect these account balances:
•The timing of collection of our receivables;
•The timing of of planned promotional events in the Retail segment;
•Customer demand trends for in-stock products;
•Changes in supply chain lead times; and
•Timing of spending commitments and payments of our accounts payable, accrued expenses, accrued compensation and related benefits.
Cash Flow — Investing Activities
Cash used in investing activities for the twelve months ended June 3, 2023 was $76.5 million, as compared to $1,172.4 million in the twelve months ended May 28, 2022. The decrease in cash outflow in the current year, compared to the prior year, was primarily due to the acquisition of Knoll, which drove a cash outflow, net of cash acquired, of $1,088.5 million in the prior year period. Capital expenditures for the current year were $83.3 million as compared to $94.7 million in the prior year. In the twelve months ended June 3, 2023, we were advanced $13.5 million of cash against the value of company owned life insurance policies.
At the end of the fiscal 2023, there were outstanding commitments for capital purchases of $44.8 million. The Company plans to fund these commitments with cash on hand and/or cash generated from operations. The Company expects capital spending in fiscal 2024 to be between $80 million and $100 million, which will be primarily related to investments in the Company's facilities and equipment, investments to achieve costs synergies related to the Knoll acquisition, and investments associated with achieving the Company's sustainability goals.
Cash Flow — Financing Activities
Cash used in financing activities for the twelve months ended June 3, 2023 was $86.8 million, compared to cash provided by financing activities of $1,039.9 million in the twelve months ended May 28, 2022. The primary driver of the use of cash in fiscal 2023 was net payments on the revolving credit facility and long term debt of $12.6 million. In fiscal 2022, the net source of cash related to net borrowings of $1,007.0 million under the credit agreement the Company entered into in connection with the acquisition of Knoll as well as net proceeds from the credit facility and long term debt of $124.9 million.
Sources of Liquidity
In addition to steps taken to protect its workforce and manage business operations, the Company has taken actions to safeguard its capital position in the current environment. The Company is closely managing spending levels, capital investments, and working capital.
                                             38

The Company maintains an open market share repurchase program under our existing share repurchase authorization and may repurchase shares from time to time based on management’s evaluation of market conditions, share price and other factors.
At the end of fiscal 2023, the Company has a well-positioned balance sheet and liquidity profile. The Company has access to liquidity through credit facilities, cash and cash equivalents and short-term investments. These sources have been summarized below. For additional information, refer to Note 6 to the Consolidated Financial Statements.

(In millions)	June 3, 2023	May 28, 2022
Cash and cash equivalents	$223.5	$230.3
Availability under revolving lines of credit(1)	284.2	296.6
Total liquidity	$507.7	$526.9
(1) Available access to our revolving line of credit is subject to covenant restrictions outlined in our credit agreement.
Of the cash and cash equivalents noted above at the end of fiscal 2023, the Company had $202.5 million of cash and cash equivalents held outside the United States.
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
As of June 3, 2023, the total debt outstanding related to borrowings under the syndicated revolving line of credit was $426.7 million with available borrowings against this facility of $284.2 million.
The Company intends to repatriate $169.4 million of undistributed foreign earnings, all of which is held in cash in certain foreign jurisdictions. The Company has recorded a $5.8 million deferred tax liability related to foreign withholding taxes on these future dividends received in the U.S. from foreign subsidiaries. A significant portion of the $169.4 million of undistributed foreign earnings was previously taxed under the U.S. Tax Cut and Jobs Act (TCJA). The Company intends to remain indefinitely reinvested in the remaining undistributed earnings outside the U.S. which is estimated to be approximately $282.2 million on June 3, 2023.
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
Basis of Presentation
The Company's fiscal year ends on the Saturday closest to May 31. The fiscal year ended June 3, 2023, contained 53 weeks and the fiscal years ended May 28, 2022 and May 29, 2021 contained 52 weeks. The first quarter of fiscal 2023 contained 14 weeks while the first quarter of fiscal year 2022 and 2021 contained 13 weeks.
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
                                             39

	Payments due by fiscal year
(In millions)	Total	2024	2025-2026	2027-2028	Thereafter
Short-term borrowings and long-term debt (1)	$1,414.4	$33.4	$87.5	$709.2	$584.3
Estimated interest on debt obligations (1)	163.9	38.1	76.2	44.6	5.0
Operating leases	561.8	81.5	171.4	123.9	185.0
Purchase obligations	91.4	74.7	16.7	—	—
Pension and other post employment benefit plans funding (2)	5.2	4.7	0.1	0.1	0.3
Stockholder dividends (3)	14.5	14.5	—	—	—
Other (4)	6.9	0.8	1.4	1.2	3.5
Total	$2,258.1	$247.7	$353.3	$879.0	$778.1
(1) Includes the current portion of long-term debt. Contractual cash payments on long-term debt obligations are disclosed herein based on the amounts borrowed as of June 3, 2023 and the maturity date of the underlying debt. Estimated future interest payments on our outstanding interest-bearing debt obligations are based on interest rates as of June 3, 2023. Actual cash outflows may differ significantly due to changes in borrowings or interest rates.
(2) Pension plan funding commitments are known for a 12-month period for those plans that are funded; unfunded pension and post-retirement plan funding amounts are equal to the estimated benefit payments. As of June 3, 2023, the total projected benefit obligation for our domestic and international employee pension benefit plans was $199.8 million.
(3) Represents the dividend payable as of June 3, 2023. Future dividend payments are not considered contractual obligations until declared.
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
Our estimates of fair value are based upon reasonable assumptions but are inherently uncertain and unpredictable, and as a result, actual results may differ from these estimates. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. During fiscal 2022, management considered the acquisition of Knoll a material acquisition. There were no material acquisitions during fiscal 2023 or fiscal 2021. See Note 3 to the Consolidated Financial Statements for more information.
                                             40

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
Goodwill
Certain business acquisitions have resulted in the recording of goodwill. At June 3, 2023 and May 28, 2022, we had goodwill recorded within the Consolidated Balance Sheets of $1,221.7 million and $1,226.2 million, respectively.
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
Accordingly, the Company performed an interim quantitative impairment analysis as of March 4, 2023 to determine the fair value of the Global Retail reporting unit as compared to the carrying value. In performing the quantitative impairment test, the Company determined that the fair value of the Global Retail reporting unit exceeded the carrying amount and, as such, the reporting unit was not impaired. The Company determined that the Global Retail reporting unit exceeded its carrying value by 1% and therefore has a heightened risk of future impairments if any assumptions, estimates or market factors change in the future. In completing the quantitative analysis the fair value was estimated using a discount rate of 11.0% and long-term growth rate of 2.5%.
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
The Company evaluated the sensitivity of changes in forecasted sales, operating margin and the discount rate for the Global Retail reporting unit. Reducing the Global Retail reporting unit's forecasted sales by 5% in all years, and leaving all other assumptions static, would result in an impairment of $26.0 million. A decrease in the operating margin of 100 basis points would result in an impairment of $60.0 million. An increase in the discount rate of 100 basis points would result in an impairment of $46.0 million.

Each of the reporting units was reviewed for impairment using a qualitative assessment as of March 31, 2023. The Company elected to test each reporting unit qualitatively, as is permitted under ASU 2011-08, Intangibles-Goodwill and Other (Topic
                                             41

350): Testing Goodwill for Impairment, as the Company concluded it to be more likely than not that their estimated fair values are greater than their respective carrying values. No goodwill impairment charges were recorded in fiscal 2023, 2022, or 2021.
In instances in which a quantitative assessment is performed, the Company utilizes a weighting of the income approach and the market method to estimate the fair value of each reporting unit. These approaches are based on a discounted cash flow analysis and observable comparable company information that use several inputs, including:
•forecasted sales growth rates and operating margins,
•discount rates based on the reporting unit's weighted average cost of capital, and
•revenue and EBITDA of comparable companies
Indefinite-lived Intangible Assets
Certain business acquisitions have resulted in the recording of trade names as indefinite-lived intangible assets, which are not amortized. At June 3, 2023 and May 28, 2022, the Company held trade name assets with a carrying value of $480.7 million and $501.0 million, respectively.
The Company evaluates indefinite-lived trade name intangible assets for impairment using a qualitative assessment annually. The Company also tests for impairment using a quantitative assessment if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date.
During fiscal 2023, the Company determined through a qualitative assessment that the Knoll trade name carrying value was more then likely above its fair value. As a result, the Company performed a quantitative assessment to determine the fair value and as a result recognized a $19.7 million non-cash impairment charge to the indefinite-lived trade name.
In performing this quantitative assessment, we estimated the fair value using the relief-from-royalty method which requires assumptions related to:
•forecasted sales growth rates,
•assumed royalty rates that could be payable if we did not own the trademark, and
•a market participant discount rate based on a weighted-average cost of capital.
The assumptions used reflect management’s best estimate; however, actual results could differ from our estimates. In completing our annual indefinite-lived trade name impairment test, fair value of the Knoll trade name was estimated using a discount rate of 12.0%, royalty rate of 2.00% and long-term growth rate of 2.5%. The Company’s estimates of the fair value of its Knoll indefinite-lived intangible asset is sensitive to changes in the key assumptions above as well as projected financial performance. Therefore, a sensitivity analysis was performed on certain key assumptions.
Keeping all other assumptions constant, a 10% decrease in forecasted sales at June 3, 2023 would have resulted in $15.3 million of additional pre-tax impairment charges. Keeping all other assumptions constant, a 100 basis point increase in the discount rate would have resulted in an additional $15.0 million of impairment charges. A decrease in the royalty rate of 25 basis points would result in an additional $20.0 million of impairment charges.
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
In the third quarter of fiscal 2023 the decision was made to cease operating Fully as a stand-alone brand and sales channel and instead sell certain Fully products through other channels already existing within the Global Retail business. Management identified this decision as a indicator of impairment, and accordingly recorded impairment of certain long-lived assets within the Fully asset group. Impairment charges of long-lived assets within the Fully business were $21.5 million in fiscal 2023 and
                                             42

are recorded within "Impairment charges" within the Consolidated Statements of Comprehensive Income. No other asset groups were identified as having indicators of impairment.
The table below provides information related to the impairment of long-lived assets within the Fully asset group during fiscal 2023.

(In millions)	Fully Long-Lived Asset Impairment
Property and equipment	$3.8
Right of use assets	6.1
Definite lived trade name	11.6
Total	$21.5
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
                                             43

Item 7A Quantitative and Qualitative Disclosures About Market Risk
The Company manufactures, markets, and sells its products throughout the world and, as a result, is subject to changing economic conditions, which could reduce the demand for its products.
Direct Material Costs
The Company is exposed to risks arising from price changes for certain direct materials and assembly components used in its operations. The largest of such costs incurred by the Company are for steel, plastics, textiles, wood particleboard and aluminum components. The impact from changes in all commodity prices decreased the Company's costs by approximately $3.5 million during fiscal 2023 compared to the prior year primarily due to increased plastic costs offset by decreased steel costs. The impact from changes in commodity prices increased the Company's costs by approximately $55.3 million during fiscal 2022 as compared to fiscal 2021. Note that these changes include the impact of Chinese tariffs on the Company's direct material costs.
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
In the normal course of business, the Company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the Company conducts its business are the British pound sterling, euro, Canadian dollar, Japanese yen, Mexican peso, Hong Kong dollar, Chinese renminbi, and the Danish krone. As of June 3, 2023, the Company had outstanding 35 forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies.
                                             44

(In millions, except number of forward contracts)
Net Asset Exposure
Currency	Number of Forward Contracts	Net Exposure
USD	6	74.2
DKK	3	11.1
EUR	3	59.3
GBP	3	6.5
KWN	1	2,599.6
SEK	2	21.8
NOK	1	11.9
CNY	1	19.5
JPY	1	403.5
ZAR	1	20.4
Net Liability Exposure
Currency	Number of Forward Contracts	Net Exposure
USD	6	25.4
GBP	2	1.0
AUD	1	5.5
CAD	1	12.9
HKD	1	222.6
CNH	2	194.3
As of May 28, 2022, the Company had outstanding, 22 forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies.

(In millions, except number of forward contracts)
Net Asset Exposure
Currency	Number of Forward Contracts	Net Exposure
USD	6	39.2
EUR	3	66.6
NOK	1	14.0
SEK	1	23.4
GBP	1	1.7
ZAR	1	19.4

Net Liability Exposure
Currency	Number of Forward Contracts	Net Exposure
USD	6	14.9
CAD	2	15.9
GBP	1	41.5
The cost of the foreign currency hedges and remeasuring all foreign currency transactions into the appropriate functional currency resulted in a net gain of $4.8 million in fiscal 2023 compared to net gain of $3.3 million in fiscal 2022 included in net earnings. These amounts are included in Other (income) expense, net in the Consolidated Statements of Comprehensive Income. Additionally, the cumulative effect of translating the balance sheet and income statement accounts from the functional currency into the United States dollar decreased the accumulated comprehensive loss component of total stockholders' equity by $20.1 million compared to an decrease of $90.0 million as of the end of fiscal 2023 and 2022, respectively.
                                             45

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
In September 2016, the Company entered into an interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $150.0 million with a forward start date of January 3, 2018 and a termination date of January 3, 2028. As a result of the transaction, the Company effectively converted the interest rate on indebtedness anticipated to be borrowed on its revolving line of credit up to the notional amount from a LIBOR-based floating interest rate plus applicable margin to a 1.949% fixed interest rate plus applicable margin as of the forward start date. The swap agreement was amended in February 2023 for each calculation period beginning on February 3, 2023, and thereafter, to replace the LIBOR-based floating interest rate with a Term SOFR rate, and a 1.910% modified fixed interest rate.

In June 2017, the Company entered into a second interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $75.0 million with a forward start date of January 3, 2018 and a termination date of January 3, 2028. As a result of the transaction, the Company effectively converted the interest rate on indebtedness anticipated to be borrowed on its revolving line of credit up to the notional amount from a LIBOR-based floating interest rate plus applicable margin to a 2.387% fixed interest rate plus applicable margin under the agreement as of the forward start date. The swap agreement was amended in February 2023 for each calculation period beginning on February 3, 2023, and thereafter, to replace the LIBOR-based floating interest rate with a Term SOFR rate, and a 2.348% modified fixed interest rate.

In January 2022, the Company entered into a third interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $575.0 million with a forward start date of January 31, 2022 and a maturity date of January 29, 2027. The interest rate swap locked in the Company’s interest rate on forecasted outstanding borrowings of $575 million at 1.689% exclusive of the credit spread on the variable rate debt. The Company effectively will convert LIBOR-based floating interest rate plus applicable margin indebtedness to a 1.689% fixed interest rate plus applicable margin under the agreement as of the forward start date. The swap agreement was amended in February 2023 for each calculation period beginning on January 31, 2023, and thereafter, to replace the LIBOR-based floating interest rate with a Term SOFR rate, and a 1.650% modified fixed interest rate.

In February 2023, the Company entered into a fourth interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $150.0 million with a forward start date of March 3, 2023 and a termination date of January 3, 2029. As a result of the transaction, under the terms of the agreement the Company effectively will convert one month Spread Adjusted Term SOFR floating interest rate plus applicable margin to 3.950% fixed interest rate and adjustment % plus applicable margin as of the forward start date. "Spread Adjusted Term SOFR" means Term SOFR plus an adjustment % that varies with tenor. The Company typically selects a one month tenor and that is calculated as the one month Term SOFR rate plus 0.11448%.
The fair market value of the effective interest rate swap instruments was a net asset of $56.9 million at June 3, 2023 compared to a net asset of $31.9 million at May 28, 2022. All cash flows related to the Company's interest rate swap instruments are denominated in U.S. Dollars. For further information, refer to Note 6 and Note 12 of the Consolidated Financial Statements.
Expected cash outflows (notional amounts) over the next five years and thereafter related to debt instruments are as follows.
                                             46

(In millions)	2024	2025	2026	2027	2028	Thereafter	Total(1)
Long-Term Debt Instruments:
Interest rate 1.650%(2)	$—	$—	$—	$575.0	$—	$—	$575.0
Interest rate 1.910%(2)	$—	$—	$—	$—	$150.0	$—	$150.0
Interest rate 2.348%(2)	$—	$—	$—	$—	$75.0	$—	$75.0
Interest rate 3.950%(2)	$—	$—	$—	$—	$—	$150.0	$150.0
(1) Amount does not include the recorded fair value of the swap instruments.
(2) The Company's revolving credit facility and Term Loans have a variable interest rate, but due to the interest rate swaps, the rate on $150.0 million, $75.0 million, $575.0 million and $150.0 million will be fixed at 1.65%, 1.91%, 2.348% and 3.95%, respectively.
                                             47

Item 8 Financial Statements and Supplementary Data
MillerKnoll, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended
(In millions, except per share data)	June 3, 2023	May 28, 2022	May 29, 2021
Net sales	$4,087.1	$3,946.0	$2,465.1
Cost of sales	2,657.1	2,593.3	1,514.0
Gross margin	1,430.0	1,352.7	951.1
Operating expenses:
Selling, general and administrative	1,126.4	1,204.2	643.8
Impairment charges	41.2	—	—
Restructuring expenses	34.4	—	2.7
Design and research	105.7	108.7	72.1
Total operating expenses	1,307.7	1,312.9	718.6
Operating earnings	122.3	39.8	232.5
Interest expense	74.0	37.8	13.9
Interest and other investment income	2.8	1.6	2.1
Other (income) expense, net	(0.3)	12.2	(7.6)
Earnings (loss) before income taxes and equity income	51.4	(8.6)	228.3
Income tax expense	4.5	11.1	48.3
Equity (loss) earnings from nonconsolidated affiliates, net of tax	(0.8)	—	0.3
Net earnings (loss)	46.1	(19.7)	180.3
Net earnings attributable to redeemable noncontrolling interests	4.0	7.4	5.7
Net earnings (loss) attributable to MillerKnoll, Inc.	$42.1	$(27.1)	$174.6

Earnings (loss) per share - basic	$0.56	$(0.37)	$2.96
Earnings (loss) per share - diluted	0.55	(0.37)	2.94

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(20.1)	(90.0)	52.1
Pension and post-retirement liability adjustments	13.1	13.5	8.8
Unrealized gains on interest rate swap agreement	19.0	34.5	8.1
Unrealized holding (losses) gains on securities	—	—	(0.1)
Other comprehensive income (loss), net of tax	12.0	(42.0)	68.9
Comprehensive income (loss)	58.1	(61.7)	249.2
Comprehensive income attributable to redeemable noncontrolling interests	4.0	4.4	5.7
Comprehensive income (loss) attributable to MillerKnoll, Inc.	$54.1	$(66.1)	$243.5
                                             48

MillerKnoll, Inc.
Consolidated Balance Sheets

(In millions, except share and per share data)	June 3, 2023	May 28, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$223.5	$230.3
Accounts receivable, net of allowances of $6.4 and $9.7	334.1	348.9
Unbilled accounts receivable	29.4	32.0
Inventories, net	487.4	587.3
Prepaid expenses	92.7	112.1
Other current assets	9.1	7.3
Total current assets	1,176.2	1,317.9
Property and equipment, net of accumulated depreciation of $1,034.4 and $928.2	536.3	581.5
Right of use assets	415.9	425.8
Goodwill	1,221.7	1,226.2
Indefinite-lived intangibles	480.7	501.0
Other amortizable intangibles, net of accumulated amortization of $185.2 and $134.7	313.1	362.4
Other noncurrent assets	130.9	99.2
Total Assets	$4,274.8	$4,514.0

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$269.5	$355.1
Short-term borrowings and current portion of long-term debt	33.4	29.3
Accrued compensation and benefits	61.7	128.6
Short-term lease liability	77.1	79.9
Accrued warranty	20.8	18.8
Customer deposits	93.8	125.3
Other accrued liabilities	146.5	140.4
Total current liabilities	702.8	877.4
Long-term debt	1,365.1	1,379.2
Pension and post-retirement benefits	7.5	25.0
Lease liabilities	393.7	398.2
Other liabilities	265.5	300.2
Total Liabilities	2,734.6	2,980.0
Redeemable noncontrolling interests	107.6	106.9
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 75,698,670 and 75,824,241 shares issued and outstanding in 2023 and 2022, respectively)	15.1	15.2
Additional paid-in capital	836.5	825.7
Retained earnings	676.1	693.3
Accumulated other comprehensive loss	(95.1)	(107.1)
Total Stockholders' Equity	1,432.6	1,427.1
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders' Equity	$4,274.8	$4,514.0
                                             49

MillerKnoll, Inc.
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Deferred Compensation Plan	MillerKnoll, Inc. Stockholders' Equity
(In millions, except share and per share data)	Shares	Amount
May 30, 2020	58,793,275	$11.8	$81.6	$693.3	$(134.0)	$(0.3)	$652.4
Net earnings	—	—	—	174.6	—	—	174.6
Other comprehensive income, net of tax	—	—	—	—	68.9	—	68.9
Stock-based compensation expense	—	—	9.0	—	—	—	9.0
Exercise of stock options	86,238	—	2.6	—	—	—	2.6
Restricted and performance stock units released	114,103	—	0.2	—	—	—	0.2
Employee stock purchase plan issuances	71,468	—	2.1	—	—	—	2.1
Repurchase and retirement of common stock	(38,932)	—	(0.9)	—	—	—	(0.9)
Directors' fees	3,013	—	0.1	—	—	—	0.1
Deferred compensation plan	—	—	—	—	—	0.1	0.1
Dividends declared ($0.56 per share)	—	—	—	(33.4)	—	—	(33.4)
Redemption value adjustment	—	—	—	(15.0)	—	—	(15.0)
Other	—	—	—	(0.2)	—	—	(0.2)
May 29, 2021	59,029,165	$11.8	$94.7	$819.3	$(65.1)	$(0.2)	$860.5
Net loss	—	—	—	(27.1)	—	—	(27.1)
Other comprehensive loss, net of tax	—	—	—	—	(42.0)	—	(42.0)
Stock-based compensation expense	—	—	31.4	—	—	—	31.4
Restricted stock issuance	611,452	0.1	(0.1)	—	—	—	—
Exercise of stock options	116,178	0.1	3.3	—	—	—	3.4
Restricted and performance stock units released	503,687	0.1	(0.1)	—	—	—	—
Employee stock purchase plan issuances	87,562	—	2.8	—	—	—	2.8
Repurchase and retirement of common stock	(390,979)	(0.1)	(16.1)	—	—	—	(16.2)
Directors' fees direct issuance	23,255	—	0.9	—	—	—	0.9
Director's fees deferred restricted stock units	—	—	0.6	—	—	—	0.6
Deferred compensation plan	—	—	—	—	—	0.2	0.2
Shares issued for the Acquisition of Knoll	15,843,921	3.2	685.1	—	—	—	688.3
Pre-combination expense from Knoll rollover	—	—	22.4	—	—	—	22.4
NCI Adjustment	—	—	0.5	—	—	—	0.5
NCI Valuation	—	—	—	(41.6)	—	—	(41.6)
Restricted stock units dividend reinvestment	—	—	0.3	(0.3)	—	—	—
Dividends declared ($0.75 per share)	—	—	—	(57.0)	—	—	(57.0)
May 28, 2022	75,824,241	$15.2	$825.7	$693.3	$(107.1)	$—	$1,427.1
Net earnings	—	—	—	42.1	—	—	42.1
Other comprehensive income, net of tax	—	—	—	—	12.0	—	12.0
Stock-based compensation expense	(39,839)	—	20.2	—	—	—	20.2
Exercise of stock options	49,482	—	1.0	—	—	—	1.0
Restricted and performance stock units released	226,657	—	0.4	—	—	—	0.4
Employee stock purchase plan issuances	185,551	—	3.1	—	—	—	3.1
Repurchase and retirement of common stock	(575,207)	(0.1)	(15.9)	—	—	—	(16.0)
Deferred stock unit	—	—	0.6	—	—	—	0.6
Director's fees	27,785	—	0.6	—	—	—	0.6
NCI Valuation	—	—	—	(1.9)	—	—	(1.9)
Dividends declared ($0.75 per share)	—	—	—	(57.2)	—	—	(57.2)
Other	—	—	0.8	(0.2)	—	—	0.6
June 3, 2023	75,698,670	$15.1	$836.5	$676.1	$(95.1)	$—	$1,432.6
                                             50

MillerKnoll, Inc.
Consolidated Statements of Cash Flows

	Year Ended
(In millions)	June 3, 2023	May 28, 2022	May 29, 2021
Cash Flows from Operating Activities:
Net earnings (loss)	$46.1	$(19.7)	$180.3
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation expense	115.3	112.0	72.0
Amortization expense	39.8	78.6	15.2
Loss (gain) on sales of property and dealers	—	(1.0)	—
Deferred taxes	(45.3)	(21.7)	7.1
Pension contributions	(11.7)	(5.0)	(5.4)
Impairment charges	57.9	15.5	—
Loss on extinguishment of debt	—	13.4	—
Restructuring expenses	34.0	—	2.7
Stock-based compensation	20.2	31.4	9.0
Amortization of deferred financing costs	4.6	4.2	0.4
(Increase) decrease in long-term assets	(4.7)	(1.6)	1.2
(Decrease) increase in long-term liabilities	(1.8)	(2.1)	16.0
Changes in current assets and liabilities:
Decrease (increase) in accounts receivable & unbilled accounts receivable	15.6	(92.4)	(14.8)
Decrease (increase) in inventories	81.5	(166.4)	(10.4)
Decrease (increase) in prepaid expenses and other	19.6	(39.6)	(3.9)
(Decrease) increase in accounts payable	(82.5)	51.5	43.2
(Decrease) increase in accrued liabilities	(124.8)	47.2	15.1
Other, net	(0.9)	(16.2)	4.6
Net Cash Provided by (Used in) Operating Activities	162.9	(11.9)	332.3

Cash Flows from Investing Activities:
Notes receivable issued	(5.1)	(1.2)	(2.0)
Marketable securities purchases	—	—	(5.9)
Marketable securities sales	—	7.7	5.3
Capital expenditures	(83.3)	(94.7)	(59.8)
Proceeds from sales of property and dealers	0.3	2.8	14.0
Proceeds from life insurance policy	13.5	—	—
Acquisitions, net of cash received	—	(1,088.5)	—
Other, net	(1.9)	1.5	(11.5)
Net Cash (Used in) Investing Activities	(76.5)	(1,172.4)	(59.9)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, net of discounts	—	1,007.0	—
Payments of deferred financing costs	—	(9.3)	—
Repayments of long-term debt	(26.3)	(63.1)	(50.0)
Proceeds from credit facility	929.9	1,026.5	—
Repayments of credit facility	(916.2)	(838.5)	(265.0)
Payment of make whole premium on debt	—	(13.4)	—
Dividends paid	(57.1)	(54.5)	(34.5)
Common stock issued	5.5	7.5	5.0
Common stock repurchased and retired	(16.0)	(16.2)	(0.9)
Distribution to noncontrolling interest	(4.9)	(6.8)	—
Other, net	(1.7)	0.7	(2.3)
Net Cash (Used in) Provided by Financing Activities	(86.8)	1,039.9	(347.7)
Effect of exchange rate changes on cash and cash equivalents	(6.4)	(21.7)	17.7
Net (Decrease) In Cash and Cash Equivalents	(6.8)	(166.1)	(57.6)
Cash and cash equivalents, Beginning of Year	230.3	396.4	454.0
Cash and Cash Equivalents, End of Year	$223.5	$230.3	$396.4

Other Cash Flow Information
Interest paid	$70.6	$28.8	$12.5
Income taxes paid, net of cash received	$34.8	$36.9	$15.8
                                             51

Notes to the Consolidated Financial Statements
                                             52

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
Description of Business
The Company researches, designs, manufactures, sells and distributes interior furnishings for use in various environments including office, healthcare, educational and residential settings and provides related services that support companies all over the world. The Company's products are sold primarily through independent contract furniture dealers, retail studios, the Company's eCommerce platforms, direct-mail catalogs, as well as direct customer sales and independent retailers.
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
Fiscal Year
The Company's fiscal year ends on the Saturday closest to May 31. The fiscal year ended June 3, 2023, contained 53 weeks and the fiscal years ended May 28, 2022 and May 29, 2021 contained 52 weeks.
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
The financial statement impact of gains and losses resulting from remeasuring foreign currency transactions into the appropriate functional currency resulted in a net loss of $4.8 million, $3.3 million, and $0.8 million for the fiscal years ended June 3, 2023, May 28, 2022, and May 29, 2021, respectively. These amounts are included in Other (income) expense, net in the Consolidated Statements of Comprehensive Income.
Cash Equivalents
The Company holds cash equivalents as part of its cash management function. Cash equivalents include money market funds and time deposit investments with original maturities of less than three months. The carrying value of cash equivalents, which approximates fair value, totaled $40.8 million and $43.1 million as of June 3, 2023 and May 28, 2022, respectively. All cash equivalents are high-credit quality financial instruments and the amount of credit exposure to any one financial institution or instrument is limited.
Marketable Securities
The Company previously maintained a portfolio of marketable securities primarily comprised of mutual funds. These investments were liquidated during fiscal year 2022 resulting in a cash in-flow in that year of approximately $7.7 million.
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
                                             53

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
Inventories
Inventories are valued at the lower of cost or net realizable value and include material, labor and overhead. The Company establishes reserves for excess and obsolete inventory based on prevailing circumstances and judgment for consideration of current events, such as economic conditions, that may affect inventory. The reserve required to record inventory at lower of cost or net realizable value may be adjusted in response to changing conditions, however inventory cannot be subsequently written back up, since the reserve establishes a new (lower) cost basis. Inventory cost is determined using the first in, first out (FIFO) method. Further information on the Company's recorded inventory balances can be found in Note 4 of the Consolidated Financial Statements.
Goodwill and Indefinite-lived Intangible Assets
The changes in the carrying amount of goodwill, by reporting segment, are as follows:

(In millions)	Americas Contract	International Contract & Specialty	Global Retail	Total
Balance at May 29, 2021
Goodwill	$194.1	$103.0	$174.3	$471.4
Foreign currency translation adjustments	3.3	8.2	6.8	18.3
Accumulated impairment losses	(36.7)	—	(88.8)	(125.5)
Net goodwill as of May 29, 2021	$160.7	$111.2	$92.3	$364.2

Balance at May 28, 2022
Goodwill	$197.4	$111.2	$181.1	$489.7
Sale of owned dealer	(0.3)	—	—	(0.3)
Acquisition of Knoll	346.0	226.8	330.7	903.5
Foreign currency translation adjustments	23.7	(33.7)	(31.2)	(41.2)
Accumulated impairment losses	(36.7)	—	(88.8)	(125.5)
Net goodwill as of May 28, 2022	$530.1	$304.3	$391.8	$1,226.2

Balance at June 3, 2023
Goodwill	$566.8	$304.3	$480.6	$1,351.7
Foreign currency translation adjustments	(1.7)	(1.3)	(1.5)	(4.5)
Accumulated impairment losses	(36.7)	—	(88.8)	(125.5)
Net goodwill balance as of June 3, 2023	$528.4	$303.0	$390.3	$1,221.7

                                             54

Other indefinite-lived assets included in the Consolidated Balance Sheets consist of the following:

(In millions)	Indefinite-lived Intangible Assets
Balance at May 29, 2021	$97.6
Foreign currency translation adjustments	(14.6)
Acquisition of Knoll	$418.0
Balance at May 28, 2022	$501.0
Foreign currency translation adjustments	(0.6)
Impairment charges	(19.7)
Balance at June 3, 2023	$480.7
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
Each of the reporting units was reviewed for impairment using a qualitative assessment as of March 31, 2023. The Company elected to test each reporting unit qualitatively, as is permitted under ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The Company concluded it to be more likely than not that their estimated fair values are greater than their respective carrying values.
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
Accordingly, the Company performed an interim quantitative impairment analysis as of March 4, 2023 to determine the fair value of the Global Retail reporting unit as compared to the carrying value. The Company utilized a weighting of the income approach and the market approach to estimate the fair value of the Global Retail reporting unit. In performing the quantitative impairment test, the Company determined that the fair value of the Global Retail reporting unit exceeded the carrying amount and, as such, the reporting unit was not impaired. The Company determined that the Global Retail reporting unit exceeded its carrying value by 1% and therefore has a heightened risk of future impairments if any assumptions, estimates or market factors change in the future.
The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows and market valuation multiples. We estimated the fair value of the Global Retail reporting unit using a discounted cash flow analysis. The discounted cash flow analysis used the present value of projected cash flows and a residual value.
The Company employed a market-based approach in selecting the discount rate used in our analysis. The discount rate selected represents the market rates of return equal to what the Company believes a reasonable investor would expect to achieve on investments of similar size to the Company's reporting units. The Company believes the discount rate selected in the quantitative assessment is appropriate in that exceeds the estimated weighted average cost of capital for our business as a
                                             55

whole. The results of the impairment test are sensitive to changes in the discount rates and changes in the discount rate may result in future impairment.
The Company evaluated the sensitivity of changes in forecasted sales, operating margin and the discount rate for the Global Retail reporting unit. Reducing the Global Retail reporting unit's forecasted sales by 5% in all years, and leaving all other assumptions static, would result in an impairment of $26.0 million. A decrease in the operating margin of 100 basis points would result in an impairment of $60.0 million. An increase in the discount rate of 100 basis points would result in an impairment of $46.0 million.
The Company evaluates indefinite-lived trade name intangible assets for impairment using a qualitative assessment annually. The Company also tests for impairment using a quantitative assessment if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date.
During fiscal 2023, the Company determined through a qualitative assessment that the Knoll trade name carrying value was more then likely above its fair value. As a result, the Company performed a quantitative assessment to determine the fair value and as a result recognized a $19.7 million non-cash impairment charge to the indefinite-lived trade name. The carrying value of the Knoll trade name as of the measurement date was $173.0 million. The fair value of the Knoll trade name as of the measurement date is $153.3 million.
In performing this quantitative assessment, we estimated the fair value using the relief-from-royalty method which requires assumptions related to:
•forecasted revenue growth rate,
•assumed royalty rates that could be payable if we did not own the trademark, and
•a market participant discount rate based on a weighted-average cost of capital.
The assumptions used reflect management’s best estimate; however, actual results could differ from our estimates. In completing our annual indefinite-lived trade name impairment test, fair value of the Knoll trade name was estimated using a discount rate of 12.0%, royalty rate of 2.00% and long-term growth rate of 2.5%. The Company’s estimates of the fair value of its Knoll indefinite-lived intangible asset is sensitive to changes in the key assumptions above as well as projected financial performance. Therefore, a sensitivity analysis was performed on certain key assumptions.
Keeping all other assumptions constant, a 10% decrease in forecasted sales at June 3, 2023 would have resulted in $15.3 million of additional pre-tax impairment charges. A decrease in the royalty rate of 25 basis points would result in an additional $20.0 million of impairment charges. Keeping all other assumptions constant, a 100 basis point increase in the discount rate would have resulted in an additional $15.0 million of impairment charges.
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
                                             56

The following table summarizes our property as of the dates indicated:

(In millions)	June 3, 2023	May 28, 2022
Land and improvements	$55.1	$54.4
Buildings and improvements	393.5	377.2
Machinery and equipment	1,066.6	1,027.0
Construction in progress	55.5	51.1
Accumulated depreciation	(1,034.4)	(928.2)
Property and equipment, net	$536.3	$581.5
As of the end of fiscal 2023, outstanding commitments for future capital purchases approximated $44.8 million.
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

	June 3, 2023
(In millions)	Patent and Trademarks	Customer Relationships	Designs and Patterns	Backlog	Other	Total
Gross carrying value	$60.1	$355.1	$42.0	$28.4	$12.7	$498.3
Accumulated amortization	30.8	95.8	9.2	28.4	9.4	173.6
Impairment	11.6	—	—	—	—	11.6
Net	$17.7	$259.3	$32.8	$—	$3.3	$313.1

	May 28, 2022
	Patent and Trademarks	Customer Relationships	Designs and Patterns	Backlog	Other	Total
Gross carrying value	$57.9	$355.8	$42.0	$29.8	$11.6	$497.1
Accumulated amortization	24.7	66.0	5.9	29.8	8.3	134.7
Net	$33.2	$289.8	$36.1	$—	$3.3	$362.4
The Company amortizes these assets over their remaining useful lives using the straight-line method over periods ranging from 1 year to 20 years, or on an accelerated basis, to reflect the expected realization of the economic benefits. It is estimated that the weighted-average remaining useful life of the patents and trademarks is approximately 3.6 and the weighted-average remaining useful life of the customer relationships is 9.6.
Estimated amortization expense on existing amortizable intangible assets as of June 3, 2023, for each of the succeeding five fiscal years, is as follows:

(In millions)
2024	$36.6
2025	36.4
2026	35.8
2027	33.2
2028	29.0
In the third quarter of fiscal 2023 the decision was made to cease operating Fully as a stand-alone brand and sales channel and instead sell certain Fully products through other channels of the Global Retail business. As a result of this decision, the
                                             57

Company recorded asset Impairment charges related to Other Long-Lived Assets of $21.5 million in the third quarter of fiscal 2023. Of this amount, $11.6 million of the impairment related to the Fully trade name.
The table below provides information related to the impairments recognized during the third quarter of fiscal 2023. These charges are included in "Impairment charges" and "Cost of sales" within the Consolidated Statements of Comprehensive Income.

(In millions)	Impairment Charge
Property and equipment	3.8
Right of use asset	6.1
Trade name	11.6
Total	$21.5
Self-Insurance
The Company is partially self-insured for general liability, workers' compensation and certain employee health and dental benefits under insurance arrangements that provide for third-party coverage of claims exceeding the Company's loss retention levels. The Company's health benefit and auto liability retention levels do not include an aggregate stop loss policy. The Company's retention levels designated within significant insurance arrangements as of June 3, 2023, are as follows:

(In millions)	Retention Level (per occurrence)
General liability	$1.00
Auto liability	$1.00
Workers' compensation	$0.75
Health benefit	$0.50
The Company accrues for its self-insurance arrangements, as well as reserves for health, prescription drugs, and dental benefit exposures based on actuarial estimates, which are recorded in Other liabilities in the Consolidated Balance Sheets. The value of the liability as of June 3, 2023 and May 28, 2022 was $13.2 million and $14.7 million, respectively. The actuarial valuations are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as legal actions, medical costs, payment lag times and changes in actual experience could cause these estimates to change. The general, auto, and workers' compensation liabilities are managed through the Company's wholly-owned insurance captive.
Research, Development and Other Related Costs
Research, development, pre-production and start-up costs are expensed as incurred. Research and development ("R&D") costs consist of expenditures incurred during the course of planned research and investigation aimed at discovery of new knowledge useful in developing new products or processes. R&D costs also include the enhancement of existing products or production processes and the implementation of such through design, testing of product alternatives or construction of prototypes. R&D costs included in Design and research expense in the accompanying Consolidated Statements of Comprehensive Income are $67.6 million, $71.1 million and $50.8 million, in fiscal 2023, 2022, and 2021, respectively.
Royalty payments made to designers of the Company's products as the products are sold are variable costs based on product sales. These expenses totaled $38.1 million, $37.6 million and $21.3 million in fiscal years 2023, 2022 and 2021 respectively. They are included in Design and research expense in the accompanying Consolidated Statements of Comprehensive Income.
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
                                             58

The Company's contracts with customers include master agreements and certain other forms of contracts, which do not reach the level of a performance obligation until a purchase order is received from a customer. At the point in time that a purchase order under a contract is received by the Company, the collective group of documents represent an enforceable contract between the Company and the customer. While certain customer contracts may have a duration of greater than a year, all purchase orders are less than a year in duration. As of June 3, 2023, all unfulfilled performance obligations are expected to be fulfilled in the next twelve months.
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
Lease term is defined as the non-cancelable period of the lease plus any options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. Leases, and any leasehold improvements, are depreciated over the expected lease term. Additionally, certain leases include renewal or termination options, which can be exercised at the Company’s discretion. Lease terms include the non-cancelable portion of the underlying leases along with any reasonably certain lease periods associated with available renewal periods. The Company’s leases do not contain any residual value guarantees or material restrictive covenants.
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
                                             59

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
In evaluating the Company's ability to recover deferred tax assets within the jurisdiction from which they arise, the Company considers all positive and negative evidence. These assumptions require judgment about forecasts of future taxable income.
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
                                             60

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
Derivatives and Hedging
The Company calculates the fair value of financial instruments using quoted market prices whenever available. The Company utilizes derivatives to manage exposures to foreign currency exchange rates and interest rate risk. The fair values of all derivatives are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these instruments are reported within Other (income) expense, net in the Consolidated Statements of Comprehensive Income, or Accumulated other comprehensive loss within the Consolidated Balance Sheets, depending on the use of the derivative and whether it qualifies for hedge accounting treatment.
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
•Single Performance Obligations - these contracts are transacted with customers and include only the product performance obligation. Most commonly, these contracts represent master agreements with independent third party dealers in which a purchase order represents the customer contract, point of sale transactions through the Retail segment, as well as customer purchase orders within the Americas Contract and International Contract & Specialty segments. For contracts that include a single performance obligation, the Company records revenue at the point in time when control has transferred to the customer.
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
                                             61

•Other - these contracts are comprised mainly of alliance fee arrangements, whereby the Company earns revenue for allowing other furniture sellers access to its dealer distribution channel, as well as other miscellaneous selling arrangements. Revenue from alliance contracts are recorded at the point in time in which the sale is made by other furniture sellers through the Company’s sales channel.
Revenue disaggregated by contract type has been provided in the table below:

	Year Ended
(In millions)	June 3, 2023	May 28, 2022
Net sales:
Single performance obligation
Product revenue	$3,816.5	$3,660.1
Multiple performance obligations
Product revenue	254.1	265.3
Service revenue	3.4	8.6
Other	13.1	12.0
Total	$4,087.1	$3,946.0
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
Revenue disaggregated by product type and segment has been provided in the table below:
                                             62

	Year Ended
(In millions)	June 3, 2023	May 28, 2022
Americas Contract:
Workplace	$1,305.8	$1,229.2
Performance Seating	437.8	442.6
Lifestyle	257.9	221.2
Other(1)	24.6	36.1
Total Americas Contract	$2,026.1	$1,929.1

International Contract & Specialty:
Workplace	$170.1	$143.7
Performance Seating	252.2	242.0
Lifestyle	394.5	348.6
Other(1)	200.5	194.2
Total International Contract & Specialty	$1,017.3	$928.5

Global Retail:
Workplace	$83.8	$111.5
Performance Seating	210.7	258.2
Lifestyle	747.6	716.8
Other(1)	1.6	1.9
Total Global Retail	$1,043.7	$1,088.4

Total	$4,087.1	$3,946.0
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

	Year Ended
(In millions)	June 3, 2023	May 28, 2022	May 29, 2021
Net sales:
United States	$2,918.0	$2,818.4	$1,728.9
International	1,169.1	1,127.6	736.2
Total	$4,087.1	$3,946.0	$2,465.1

Long-lived assets:
United States	$518.7	$531.2	$311.1
International	135.6	144.9	70.6
Total	$654.3	$676.1	$381.7

The Company approximates that no single dealer accounted for more than 4% of the Company's net sales in the fiscal year ended June 3, 2023. The Company estimates that the largest single end-user customer accounted for $174.9 million, $114.4 million and $113.0 million of the Company's net sales in fiscal 2023, 2022 and 2021, respectively. This represents approximately 4% of the Company's net sales in fiscal 2023, 3% in 2022, and 5% in 2021. The Company's ten largest customers in the aggregate accounted for approximately 14% of net sales in fiscal 2023, 11% of net sales in fiscal 2022, and 17% of net sales in fiscal 2021.
Contract Assets and Contract Liabilities
                                             63

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
Contract liabilities represent deposits made by customers before the satisfaction of performance obligation and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized. These customer deposits are included within Customer deposits in the Consolidated Balance Sheets. During the twelve months ended June 3, 2023, the Company recognized net sales of $117.7 million related to customer deposits that were included in the balance sheet as of May 28, 2022.
3. Acquisitions and Divestitures
Knoll, Inc.
On July 19, 2021, the Company completed its acquisition of Knoll, a leader in the design, manufacture, marketing, and sale of high-end furniture products and accessories for workplace and residential markets. The Company has included the financial results of Knoll in the consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition, which included financial advisory, legal, proxy filing, regulatory and financing fees, were approximately $30.0 million for the twelve months ended May 28, 2022 and were recorded in general and administrative expenses.
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
                                             64

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
                                             65

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
4. Inventories

(In millions)	June 3, 2023	May 28, 2022
Finished goods and work in process	$357.2	$441.6
Raw materials	130.2	145.7
Total	$487.4	$587.3
Inventories are primarily valued using the first-in first-out method.
                                             66

5. Investments in Nonconsolidated Affiliates
The Company has certain investments in entities that are accounted for using the equity method (“nonconsolidated affiliates”). The investments are included in Other noncurrent assets in the Consolidated Balance Sheets and the equity earnings are included in Equity (loss) earnings from nonconsolidated affiliates, net of tax in the Consolidated Statements of Comprehensive Income. Refer to the tables below for the investment balances that are included in the Consolidated Balance Sheets and for the equity earnings that are included in the Consolidated Statements of Comprehensive Income.

(In millions)	June 3, 2023	May 28, 2022
Investments in nonconsolidated affiliates	$8.5	$9.9

(In millions)	June 3, 2023	May 28, 2022	May 29, 2021
Equity (loss) earnings from nonconsolidated affiliates, net of tax	$(0.8)	$—	$0.3
The Company had an ownership interest in two nonconsolidated affiliates at June 3, 2023. Refer to the Company's ownership percentages shown below:

Ownership Interest	June 3, 2023	May 28, 2022
Kvadrat Maharam Pty Limited	50.0%	50.0%
Global Holdings Netherlands B.V. (Maars)	48.2%	48.2%
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
In the fourth quarter of fiscal 2023, the Company determined the fair value was less than the carrying value and concluded the impairment was other-than-temporary and recorded an impairment charge of approximately $1.0 million within Other income and expense in the Consolidated Statements of Comprehensive Income. At June 3, 2023, the Company's investment value in Maars is $1.0 million more than the Company's proportionate share of the underlying net assets, the total of which is being amortized over the remaining useful lives of the assets.
Transactions with Nonconsolidated Affiliates
Sales to and purchases from nonconsolidated affiliates were as follows for the periods presented below:

(In millions)	June 3, 2023	May 28, 2022	May 29, 2021
Sales to nonconsolidated affiliates	$2.8	$0.7	$1.0
Purchases from nonconsolidated affiliates	$—	$0.6	$0.3
Balances due to or due from nonconsolidated affiliates were as follows for the periods presented below:

(In millions)	June 3, 2023	May 28, 2022
Receivables from nonconsolidated affiliates	$0.5	$0.3
Payables to nonconsolidated affiliates	$—	$—
                                             67

6. Short-Term Borrowings and Long-Term Debt
Long-term debt consisted of the following obligations:

(In millions)	June 3, 2023	May 28, 2022
Syndicated revolving line of credit, due July 2026	$426.7	$413.0
Term Loan A, 7.0179%, due July 2026	370.0	390.0
Term Loan B, 7.2679% due July 2028	615.6	621.8
Supplier financing program	2.1	3.1
Total debt	$1,414.4	$1,427.9
Less: Unamortized discount and issuance costs	(15.9)	(19.4)
Less: Current debt	(33.4)	(29.3)
Long-term debt	$1,365.1	$1,379.2
In connection with the acquisition of Knoll, in July 2021, the Company entered into a credit agreement that provided for a syndicated revolving line of credit and two term loans. The revolving line of credit provides the Company with up to $725 million in revolving variable interest borrowing capacity that matures in July 2026, replacing the previous $500 million syndicated revolving line of credit. The term loans consist of a five-year senior secured term loan "A" facility with an aggregate principal amount of $400 million and a seven-year senior secured loan "B" facility with an aggregate principal amount of $625 million, the proceeds of which were used to finance a portion of the cash consideration for the acquisition of Knoll, for the repayment of certain debt of Knoll, and to pay fees, costs, and expenses related thereto. In January 2023, the company entered into an Amendment to the credit agreement which transitioned the benchmark rate from LIBOR to the Secured Overnight Financing Rate ("SOFR") for U.S. dollar borrowings. SOFR is the recommended risk-free reference rate of the Federal Reserve Board and Alternative Reference Rates Committee, as defined within the credit agreement. The indebtedness incurred under the revolving line of credit and term loans is secured by substantially all of the Company’s tangible and intangible assets, including, without limitation, the Company’s intellectual property. The Company’s direct and indirect wholly-owned domestic subsidiaries have also guaranteed the obligations of the Company and the foreign borrowers under the revolving line of credit and term loans and pledged substantially all of their tangible and intangible assets as security for their obligations under such guarantee.
During 2022, the Company repaid $64 million of private placement notes due May 20, 2030, and recognized a loss of approximately $13.4 million on extinguishment of the debt ,which represented the premium on early redemption. The Company made principal payments on term loans "A" and "B" during the year ended June 3, 2023 in the amount of $20.0 million and $6.3 million, respectively and during the year ended May 28, 2022 in the amount of $10.0 million and $3.1 million, respectively.
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
Available borrowings under the syndicated revolving line of credit were as follows for the periods indicated:

(In millions)	June 3, 2023	May 28, 2022
Syndicated revolving line of credit borrowing capacity	$725.0	$725.0
Less: Borrowings under the syndicated revolving line of credit	426.7	413.0
Less: Outstanding letters of credit	14.1	15.4
Available borrowings under the syndicated revolving line of credit	$284.2	$296.6
The senior secured revolving credit facility restricts, without prior consent, the Company's borrowings, capital leases, investments, liens, mergers, consolidations, restricted payments, and the sale of certain assets. In addition, for the credit facility and Term Loan A, the Company has agreed to maintain a financial performance ratio, a maximum first lien secured net leverage ratio covenant which is measured by the ratio of first lien debt (less unrestricted cash) to trailing four quarter adjusted consolidated EBITDA (as defined in the credit agreement) and is required to be less than 4.25:1 for the trailing four quarter periods ending November 21, 2021, and the three immediately succeeding fiscal quarters, then 4.00:1 for the next four fiscal quarters, and 3.75:1 at the end of each fiscal quarter thereafter, except that the Company may elect, under certain conditions, a
                                             68

step-up in the covenant level of 0.50 for the four subsequent trailing four quarter periods. Adjusted EBITDA is generally defined in the credit agreement as EBITDA adjusted by certain items which include non-cash share-based compensation, non-recurring restructuring costs and extraordinary items. At June 3, 2023 the Company was in compliance with these restrictions and performance ratios.
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
Annual maturities of debt for the five fiscal years subsequent to June 3, 2023 are as shown in the table below.

(In millions)
2024	$33.4
2025	41.3
2026	46.2
2027	703.0
2028	6.2
Thereafter	584.3
Total	$1,414.4
Supplier Financing Program
The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations from the Company. Under this program, participating suppliers may finance payment obligations of the Company, prior to their scheduled due dates, at a discounted price to the third-party financial institution.
The Company has lengthened the payment terms for certain suppliers that have chosen to participate in the program. As a result, certain amounts due to suppliers have payment terms that are longer than standard industry practice and as such, these amounts have been excluded from "Accounts payable" in the Consolidated Balance Sheets as the amounts have been accounted for by the Company as a current debt, within "Short-term borrowings and current portion of long-term debt". As of June 3, 2023, the liability related to the supplier financing program is $2.1 million.
7. Leases
The Company has leases for retail stores, showrooms, manufacturing facilities, warehouses and vehicles, which expire at various dates through 2042. Certain lease agreements include contingent rental payments based on per unit usage over a contractual amount and others include rental payments adjusted periodically for inflationary indexes.
The Company's lease costs recognized in the Consolidated Statement of Income consist of the following:

	Year Ended	Year Ended
(In millions)	June 3, 2023	May 28, 2022
Operating lease costs	$99.3	$89.4
Short-term lease costs	11.2	10.4
Variable lease costs	12.0	10.3
Total	$122.5	$110.1
Included in the Company's Right-of-use assets and Lease liabilities are variable lease costs, not included in the table above, for raw material purchases under certain supply arrangements that the Company has determined to meet the definition of a lease:

	Year Ended	Year Ended
	June 3, 2023	May 28, 2022
Variable lease costs	$96.2	$95.6
During fiscal 2023, the Company determined it was more likely than not that the fair value of certain right of use assets within the Global Retail reporting unit, specifically Fully, were below their carrying value and assessed these assets for impairment. As
                                             69

a result of this assessment, the Company recorded an impairment of $6.1 million in the Consolidated Statements of Comprehensive income.
At June 3, 2023, the Company has no financing leases. The undiscounted annual future minimum lease payments related to the Company's right-of-use assets are summarized by fiscal year in the following table:

(In millions)
2024	$81.5
2025	92.3
2026	79.1
2027	65.4
2028	58.5
Thereafter	185.0
Total lease payments*	$561.8
Less interest	91.0
Present value of lease liabilities	$470.8
*Lease payments exclude $2.2 million of legally binding minimum lease payments for leases signed but not yet commenced.
Supplemental cash flow and other lease information as of and for periods indicated, includes (dollars in millions):

	Year Ended	Year Ended
	June 3, 2023	May 28, 2022
Weighted-average remaining lease term (in years)
Operating leases	6.9	7.1
Weighted-average discount rate
Operating leases	2.4%	1.9%

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow from operating leases	$100.0	$85.7
ROU assets obtained in exchange for new operating lease liabilities
Operating leases	$63.0	$89.1
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
Benefit Obligations and Funded Status
The following table presents, for the fiscal years noted, a summary of the changes in the projected benefit obligation, plan assets and funded status of the Company's pension plans:
                                             70

	Pension Benefits
(In millions)	2023		2022
	Domestic	International	Domestic	International
Change in benefit obligation:
Benefit obligation at beginning of year	$152.6	$104.5	$—	$140.9
Acquisition of Knoll	—	—	189.8	—
Interest cost	6.1	3.1	3.9	2.4
Expected Administrative Expenses	0.6	—	0.5	—
Loss related to settlement	4.7	—	1.0	—
Foreign exchange impact	—	(2.5)	—	(14.1)
Actuarial (gain) loss (1)	(18.2)	(26.2)	(28.0)	(21.9)
Administrative expenses paid	(0.7)	—	(0.5)	—
Benefits paid	(7.2)	(2.9)	(4.2)	(2.8)
Benefits paid related to settlement	(14.1)	—	(9.9)	—
Benefit obligation at end of year	$123.8	$76.0	$152.6	$104.5

Change in plan assets:
Fair value of plan assets at beginning of year	$144.0	$93.5	$—	$109.9
Acquisition of Knoll	—	—	175.4	—
Actual return on plan assets	(2.9)	(9.1)	(16.8)	(6.9)
Foreign exchange impact		(1.6)	—	(11.8)
Employer contributions	7.2	4.5	—	5.0
Actual expenses paid	(0.7)	—	(0.5)	—
Benefits paid	(21.3)	(2.9)	(14.1)	(2.7)
Fair value of plan assets at end of year	$126.3	$84.4	$144.0	$93.5

Funded status:
Over (under) funded status at end of year	$2.5	$8.4	$(8.6)	$(11.0)

Components of the amounts recognized in the Consolidated Balance Sheets:
Current assets	$—	$—	$—	$—
Non-current assets	$2.5	$8.4	$—	$—
Current liabilities	$—	$—	$—	$—
Non-current liabilities	$—	$—	$8.6	$10.9

Components of the amounts recognized in Accumulated other comprehensive loss before the effect of income taxes:
Prior service cost	$—	$0.4	$—	$0.5
Unrecognized net actuarial (gain) loss	(4.4)	25.7	(2.8)	41.4
Accumulated other comprehensive (gain) loss	$(4.4)	$26.1	$(2.8)	$41.9
(1) In fiscal 2023 and 2022, the net actuarial (gain) loss includes amounts resulting from changes in actuarial assumptions utilized to calculate our benefit plan obligations such as the weighted-average discount rate.
The accumulated benefit obligation for the Company's pension plans totaled $196.5 million and $250.1 million as of fiscal 2023 and fiscal 2022, respectively.
The following table is a summary of the annual cost of the Company's pension plans:

Components of Net Periodic Benefit Costs and Other Changes Recognized in Other Comprehensive Income (Loss):
(In millions)	2023		2022		2021
	Domestic	International	Domestic	International	Domestic	International
Interest cost	$6.1	$3.1	$3.9	$2.4	$—	$2.2
Expected return on plan assets	(8.3)	(4.7)	(7.3)	(5.1)	—	(4.6)
Amortization of prior service costs	(0.1)	0.1	—	0.1	—	0.1
Expected administrative expenses	0.6	—	0.5	—	—	—
Settlement related expenses	(0.6)	—	(0.1)	—	—	—
Amortization of net loss/(gain)	—	2.2	—	4.5	—	5.3
Net periodic benefit (income) cost	$(2.3)	$0.7	$(3.0)	$1.9	$—	$3.0
                                             71

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
(In millions)	2023		2022
	Domestic	International	Domestic	International
Net actuarial (gain) loss	$(2.2)	$(12.4)	$(2.9)	$(10.0)
Net amortization	0.1	(3.4)	0.1	(10.6)
Settlement charge	0.6	—	—	—
Total recognized in other comprehensive loss	$(1.5)	$(15.8)	$(2.8)	$(20.6)
Actuarial Assumptions
The weighted-average actuarial assumptions used to determine the benefit obligation amounts and the net periodic benefit cost for the Company's pension plans are as follows:

Weighted-average assumptions used in the determination of net periodic benefit cost:
(Percentages)	2023		2022		2021
	Domestic	International	Domestic	International	Domestic	International
Discount rate(1)	varies	3.33	varies	1.99	—	1.66
Compensation increase rate	N/A	4.45	N/A	3.20	—	2.75
Expected return on plan assets	6.80	4.80	5.10	4.80	—	4.80
(1) Due to settlement activity during FYE 2023 in the domestic plan, there were two remeasurements as of 3/4/2023 and 6/3/2023. The discount rate for beginning of period is 4.40% and 5.18%, respectively. Due to settlement activity during fiscal year 2022, there were four remeasurements as of 8/28/2021, 11/27/2021, 2/26/2022, and 5/28/2022. The discount rate for beginning of period in fiscal 2022 is 2.90%, 2.89%, 3.00%, and 3.52% respectively.

Weighted-average assumptions used in the determination of the projected benefit obligations:
Discount rate	5.17	5.34	4.40	3.33	—	1.99
Compensation increase rate	N/A	3.00	N/A	4.45	—	3.20
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
The Company utilizes independent investment managers to assist with investment decisions within the overall guidelines of the investment strategy. The target asset allocation at the end of fiscal 2023 and asset categories for the Company's pension plans for fiscal 2023 and 2022 are as follows:
                                             72

	Targeted Asset Allocation Percentage
Asset Category	2023		2022
	Domestic	International	Domestic	International
Fixed income	70%	33%	46%	33%
Common collective trusts	30%	67%	54%	67%
Total	100%	100%	100%	100%

	Percentage of Plan Assets at Year End
	2023		2022
	Domestic	International	Domestic	International
Fixed income	70%	38%	45%	36%
Common collective trusts	30%	62%	55%	64%
Total	100%	100%	100%	100%

		Domestic
(In millions)		June 3, 2023
Asset Category		Level 1	Level 2	Total
Cash and cash equivalents		$2.1	$—	$2.1
U.S. government securities		—	17.5	17.5
Corporate bonds		—	68.8	68.8
Common collective trusts-balanced		—	37.9	37.9
Total		$2.1	$124.2	$126.3

		International
(In millions)		June 3, 2023
Asset Category		Level 1	Level 2	Total
Cash and cash equivalents		$5.6	$—	$5.6
Foreign government obligations		—	26.1	26.1
Common collective trusts-balanced		—	52.7	52.7
Total		$5.6	$78.8	$84.4

		May 28, 2022
(In millions)		Domestic
Asset Category		Level 1	Level 2	Total
Cash and cash equivalents		$2.4	$—	$2.4
U.S. government securities		—	10.3	10.3
Foreign government obligations		—	51.8	51.8
Common collective trusts-balanced		—	79.5	79.5
Total		$2.4	$141.6	$144.0

		May 28, 2022
(In millions)		International
Asset Category		Level 1	Level 2	Total
Cash and cash equivalents		$4.5	$—	$4.5
Foreign government obligations		—	29.3	29.3
Common collective trusts-balanced		—	59.7	59.7
Total		$4.5	$89.0	$93.5
Cash Flows
The Company reviews pension funding requirements to determine the contribution to be made in the next year. Actual contributions will be dependent upon investment returns, changes in pension obligations and other economic and regulatory factors. During fiscal 2023 and fiscal 2022, the Company made total cash contributions of $11.7 million and $5.0 million, respectively, to its pension plans.
                                             73

The Company expects to contribute approximately $4.6 million to its pension plans in fiscal 2024. The following represents a summary of the benefits expected to be paid by the plans in future fiscal years. These expected benefits were estimated based on the same actuarial valuation assumptions used to determine benefit obligations at June 3, 2023.

(In millions)	Pension Benefits
	Domestic	International
2024	$8.4	$2.8
2025	$9.5	$3.2
2026	$9.8	$3.1
2027	$9.8	$5.1
2028	$9.6	$3.9
2029-2033	$45.1	$24.8
401(k) Plan and Core Contribution
Substantially all of the Company’s domestic employees are eligible to participate in a defined contribution retirement plan, primarily the MillerKnoll Retirement Plan and the Knoll Retirement Savings Plan. Employees under the plan are eligible to begin participating on their date of hire. The Company contributes to the plans as matching contributions a certain percentage of the participant’s salary deferral, subject to certain limitations defined in the plan documents. The Company’s other defined contribution retirement plans may provide for matching contributions, non-elective contributions and discretionary contributions as declared by management. Effective January 1, 2023, the Knoll Retirement Savings Plan was merged into the MillerKnoll Retirement Plan.
The expense recorded for the Company's 401(k) matching and other discretionary contributions was $32.4 million, $36.3 million and $23.7 million in fiscal years 2023, 2022 and 2021, respectively.
9. Common Stock and Per Share Information
The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three fiscal years:

(In millions, except shares)	2023	2022	2021
Numerator:
Numerator for both basic and diluted EPS, Net (loss) earnings attributable to MillerKnoll, Inc.	$42.1	$(27.1)	$174.6
Denominator:
Denominator for basic EPS, weighted-average common shares outstanding	75,478,000	73,160,212	58,931,268
Potentially dilutive shares resulting from stock plans	546,368	—	458,330
Denominator for diluted EPS	76,024,368	73,160,212	59,389,598
Equity awards of 2,119,223 shares, 1,245,988 shares and 207,365 shares of common stock were excluded from the denominator for the computation of diluted earnings per share for the fiscal years ended June 3, 2023, May 28, 2022 and May 29, 2021, respectively, because they were anti-dilutive.
Common Stock
The Company has a share repurchase plan authorized by the Board of Directors on January 16, 2019, which provides a share repurchase authorization of $250.0 million with no specified expiration date. The approximate dollar value of shares available for purchase under the plan at June 3, 2023 was $204.5 million. During fiscal year 2023, 2022, and 2021, shares repurchased under the repurchase plan totaled 575,207, 390,010, and 38,931 shares respectively.
10. Stock-Based Compensation
The Company utilizes stock-based compensation incentives as a component of its employee and non-employee director and officer compensation philosophy. A committee of the Board of Directors determines the terms of the awards granted and may grant various forms of equity-based incentive compensation. Currently, these incentives consist principally of stock options, restricted stock units, performance stock units, deferred stock units, and restricted shares. For all stock-based compensation plans, the Company issues authorized but unissued shares to fulfill plan terms.

                                             74

Since the inception of the employee stock purchase plan, 3,666,018 shares of common stock have been authorized for issuance and 246,338 shares remain available for future purchases as of June 3, 2023. At June 3, 2023, there were 8,164,945 shares authorized for issuance under active long-term incentive compensation plans: 7,182,670 shares authorized under the MillerKnoll, Inc. 2020 Long Term Incentive Plan (the "LTIP") and 982,275 shares authorized under the Knoll, Inc. 2021 Stock Incentive Plan, (the "SIP"), as amended. There were 3,327,940 shares available for issuance under the LTIP and 530,684 under the SIP as of June 3, 2023.

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

(In millions)	June 3, 2023	May 28, 2022	May 29, 2021
Employee stock purchase program	$0.5	$0.5	$0.4
Stock options	5.7	3.6	3.7
Restricted stock units	9.4	15.3	4.1
Performance share units	3.5	2.8	0.8
Restricted stock awards	1.1	9.2	—
Total	$20.2	$31.4	$9.0
Tax benefit	$4.9	$7.7	$2.0
As of June 3, 2023, total pre-tax stock-based compensation cost not yet recognized related to non-vested awards was approximately $11.5 million. The weighted-average period over which this amount is expected to be recognized is 0.9 year.
General terms, activity, and valuation methodology for each of the Company's stock-based compensation plans are as follows:
Employee Stock Purchase Program
The Company has an employee stock purchase plan (“ESPP”) which allows for eligible employees to participate in the purchase of shares of the Company’s common stock at a price equal to 85% of the closing price on the date of purchase, which coincides with the last trading day of each fiscal quarter. The ESPP is considered a liability award with estimated expense recognized over the three-month offering period which is subsequently adjusted to actual expense based on the fair value as of the date of purchase. Shares of common stock purchased under the ESPP were 185,551, 87,562, and 71,468 during the fiscal years ended 2023, 2022 and 2021 respectively.

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
                                             75

In fiscal 2023, there was one stock option valuation date, but two valuations. In fiscal 2022, there were two stock option valuation dates. In fiscal 2021, there was one stock option valuation date, but two valuations. Therefore, the table below has been presented with the assumptions relevant to each valuation date. The Company generally estimated the fair value of stock options on the date of grant using the Black-Scholes model; however, the Hull-White I lattice model was used where historical expected term data for the option conditions was not prevalent. In determining these values, the following weighted-average assumptions were used for the options granted during the fiscal years indicated:

	2023		2022	2021
Valuation Method	Hull-White I(1)	Black-Scholes	Black-Scholes	Black-Scholes
Risk-free interest rates (2)	2.91%	3.01%	0.47%	0.23-0.25%
Hull-White I barrier(3)	1.36	N/A	N/A	N/A
Expected term of options (4)	N/A	3.4 years	3.3 years	3.8-4.1 years
Expected volatility (5)	37.09%	51.58%	49.03%	43-44%
Dividend yield (6)	2.52%	2.50%	1.64%	1.99%
Weighted-average grant-date fair value of stock options:
Granted with exercise prices equal to the fair market value of the stock on the date of grant	N/A	$9.43	$13.87-$14.36	$6.10
Granted with exercise prices greater than the fair market value of the stock on the date of grant	$5.74	N/A	N/A	$5.62
(1) A conservative post-vest cancel rate of 0.00% was applied under the assumption that the options will be exercised.
(2) Represents term-matched, zero-coupon risk-free rate from the Treasury Constant Maturity yield curve, continuously compounded.
(3) Represents historical average of Section 16 Officers in-the-money exercise ratio from Company’s historical data through May 27, 2022.
(4) Represents historical settlement data, using midpoint scenario with 1-year grant date filter assumption for outstanding options.
(5) The blended volatility approach was used. 90% term-matched historical volatility from daily stock prices and 10% weighted average implied volatility from the 90 days preceding the grant date.
(6) Represents the quarterly dividend divided by the three-month average stock price as of July 7 and 12, 2022, July 9, 2021, and February 28, 2023, for 2022 and 2021, respectively.
The following is a summary of stock option activity during fiscal 2023:

	Shares Under Option	Weighted-Average Exercise Prices	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Term (Years)
Outstanding at May 28, 2022	1,716,593	$26.83	$10.4	7.7
Granted	544,299	32.25
Exercised	(49,482)	20.44
Forfeited or expired	(7,210)	22.86
Outstanding at June 3, 2023	2,204,200	28.33	—	7.3
Exercisable at end of period	1,088,713	$26.57	$—	6.5
The weighted-average remaining recognition period of the outstanding stock options at June 3, 2023 was 0.54 years. The total pre-tax intrinsic value of options exercised during fiscal 2023, 2022 and 2021 was $0.4 million, $1.8 million and $0.5 million, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company's closing stock price as of the end of the period presented, the options were not in-the-money as of that date. Total cash received during fiscal 2023 from the exercise of stock options was approximately $1.0 million.
Restricted Stock Units
The Company grants time-based restricted stock units to certain key employees under its LTIP. Currently outstanding awards generally cliff-vest or vest ratably over a three-year service period. Prorated vesting occurs under certain circumstances and full or partial accelerated vesting occurs upon retirement. Awards granted in fiscal 2023 had a graded vesting schedule of 25%, 25%, and 50% after the first, second, and third year, respectively. Each restricted stock unit represents one equivalent share of the Company's common stock to be issued, free of restrictions, after the vesting period. Compensation expense is based on the grant-date fair value and recognized on a straight-line basis over the requisite service period. Dividend reinvestment units are credited on the dividend payable date and vest with the underlying shares. The units do not entitle participants to the rights of holders of common stock, such as voting rights, until shares are issued after vesting.
                                             76

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
The following is a summary of restricted stock unit activity during fiscal 2023:

	Share Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Term (Years)
Outstanding at May 28, 2022	576,382	$37.33	$17.8	1.1
Granted	406,720	27.76
Forfeited	(79,027)	33.54
Released	(219,734)	38.46
Outstanding at June 3, 2023	684,341	$31.83	$9.9	1.0
The weighted-average remaining recognition period of the outstanding restricted stock units at June 3, 2023, was 1.1 years. The total market value of the units that vested during the twelve months ended June 3, 2023, was $6.0 million. In addition, $74 thousand in accrued cash dividends were paid upon vesting of the underlying shares of converted Knoll awards. The weighted-average grant-date fair value of restricted stock units granted during 2023, 2022, and 2021 was $27.76, $44.25, and $26.71, respectively. The intrinsic value presented above includes $60 thousand in accrued cash dividends on the underlying shares of outstanding converted Knoll restricted stock unit awards.
Performance Stock Units
The Company grants performance-based restricted stock units, commonly referred to as performance stock units, to certain key employees under its LTIP that vest subject to the satisfaction of pre-established financial and non-financial metrics. Each performance stock unit represents one equivalent share of the Company's common stock. The number of shares of Company common stock ultimately issued in connection with these performance stock units will be determined based on attainment of the pre-established metrics over a defined three-year service period. For members of the executive leadership team, this calculation is adjusted by a relative total shareholder return modifier. Compensation expense is recognized over the requisite service period on a straight-line basis and based on the grant-date fair value. For certain awards incorporating a market condition, grant-date fair value is determined using a Monte Carlo simulation. For each tranche, fair value is determined on the date performance metrics are approved. Performance stock units awarded under the LTIP do not have dividend rights.
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
The following is a summary of performance stock unit activity during fiscal 2023:

	Share Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Term (Years)
Outstanding at May 28, 2022	364,087	$42.75	$11.3	0.9
Granted	172,645	27.30
Forfeited	(179,631)	44.70
Released	(6,130)	31.23
Outstanding at June 3, 2023	350,971	$34.41	$5.2	1.2
                                             77

The weighted-average remaining recognition period of the outstanding performance stock units at June 3, 2023, was 0.68 years. The total market value for shares vested in a prior fiscal year but deferred that were released during the twelve months ended June 3, 2023, was $167 thousand; no additional shares were vested in fiscal 2023. The weighted-average grant-date fair value of performance stock units granted during fiscal 2023, 2022, and 2021 was $27.30, $43.06, and $37.21, respectively. The intrinsic value presented above includes $0.2 million in accrued cash dividends on the underlying shares of outstanding converted Knoll performance stock unit awards.
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
The following is a summary of restricted stock activity during fiscal 2023:

	Share Units	Weighted-Average Grant-Date Fair Value
Outstanding at May 28, 2022	219,989	$44.36
Granted	—	—
Forfeited	(39,839)	44.18
Released	(145,407)	44.35
Outstanding at June 3, 2023	34,743	$44.36
The weighted-average remaining recognition period of the outstanding restricted stock award shares at June 3, 2023 was 0.7 years. The total market value for shares that vested during the twelve months ended June 3, 2023, was $3.7 million. This includes $0.5 million of converted Knoll awards for which, due to change-in-control provisions, vesting was accelerated. In addition, $0.4 million in accrued cash dividends were paid upon vesting the underlying shares of converted Knoll awards. The weighted-average grant-date fair value of restricted stock awards granted during fiscal 2022 was $44.36 per share. There were no restricted stock awards granted in fiscal 2023 or fiscal 2021. Accrued cash dividends on the underlying shares reported above for outstanding converted Knoll restricted stock awards total $60 thousand.
Executive Deferred Compensation Plan
The MillerKnoll, Inc. Executive Equalization Retirement Plan, as amended (the "Executive Equalization Plan"), is a supplemental deferred compensation plan that was made available for salary deferrals and Company contributions beginning in January 2008. The plan is available to a select group of management or highly compensated employees who are selected for participation by the Compensation Committee of the Board of Directors. The plan allows participants to defer up to 50% of their base salary and up to 100% of their incentive cash bonus. Company contributions to the plan “mirror” the amounts the Company would have contributed to the various qualified retirement plans had the employee's compensation not been above the IRS statutory ceiling ($330,000 in 2023). The Company does not guarantee a rate of return for amounts deferred pursuant to this plan. Instead, participants make investment elections for their deferrals and Company contributions which are subject to market conditions. Investment options are closely aligned to those available under the MillerKnoll Retirement Plan, except for the Company stock fund.
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
                                             78

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
During fiscal year 2023, 25,230 deferred stock units were credited to directors pursuant to the Director Plan. The total fair value of deferred stock units issued during fiscal year 2023 was $0.6 million. At June 3, 2023, there were 41,824 deferred stock units outstanding. All of which are vested, with an aggregate intrinsic value of $0.6 million. The weighted-average grant date fair value of deferred stock units granted during 2023 and 2022 was $22.73 and $37.34 per share, respectively.
All amounts deferred by directors pursuant to the Director Plan are fully vested and nonforfeitable.
The following amounts and types of Company equity were issued to non-employee directors during the fiscal years indicated:

	2023	2022	2021
Shares of common stock	27,785	23,255	3,013
Deferred stock units pursuant to the Director Plan	25,230	15,664
Stock options	—	—	—
11. Income Taxes
The components of (loss) earnings before income taxes are as follows:

(In millions)	2023	2022	2021
Domestic	$(90.3)	$(142.4)	$135.1
Foreign	141.7	133.8	93.2
Total	$51.4	$(8.6)	$228.3
                                             79

The provision (benefit) for income taxes consists of the following:

(In millions)		2023	2022	2021
Current:	Domestic - Federal	$4.2	$(3.8)	$13.2
	Domestic - State	2.2	0.2	5.2
	Foreign	42.3	38.1	22.8
		48.7	34.5	41.2
Deferred:	Domestic - Federal	(32.5)	(12.2)	10.4
	Domestic - State	(4.4)	(5.0)	1.4
	Foreign	(7.3)	(6.2)	(4.7)
		(44.2)	(23.4)	7.1
Total income tax provision		$4.5	$11.1	$48.3
The following table represents a reconciliation of income taxes at the United States statutory rate of 21% with the effective tax rate as follows:

(In millions)	2023	2022	2021
Income taxes computed at the United States Statutory rate	$10.8	$(1.8)	$47.9
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal income tax benefit	(1.0)	(4.0)	5.6
Non-deductible officers' compensation	0.9	5.3	0.5
Foreign-derived intangible income	(1.7)	—	(2.1)
Foreign-based company income	5.1	3.1	2.1
Global intangible low-taxed income	9.4	15.2	7.9
Foreign statutory rate differences	2.3	4.1	2.6
Research and development incentives	(4.0)	(4.8)	(3.2)
Federal return to provision adjustments	(4.1)	(0.6)	(0.4)
Foreign tax credit	(15.6)	(8.8)	(10.3)
Foreign withholding taxes and other miscellaneous foreign taxes	1.2	2.4	1.0
Change in valuation allowance against deferred tax assets	1.3	0.4	(2.1)
Other, net	(0.1)	0.6	(1.2)
Income tax expense	$4.5	$11.1	$48.3
Effective tax rate	8.8%	(130.1)%	21.2%
                                             80

The tax effects and types of temporary differences that give rise to significant components of the deferred tax assets and liabilities at June 3, 2023 and May 28, 2022, are as follows:

(In millions)	2023	2022
Deferred tax assets:
Compensation-related accruals	$15.2	$15.3
Capitalized research and experimental costs	17.6	—
Accrued pension and post-retirement benefit obligations	0.4	7.1
Deferred revenue	5.6	6.9
Inventory related	16.1	10.0
Other reserves and accruals	10.9	12.3
Warranty	18.0	17.8
State and local tax net operating loss carryforwards and credits	4.7	7.2
Federal net operating loss carryforward	5.2	3.6
Federal and state nondeductible interest expense carryforward	7.9	1.0
Foreign tax net operating loss carryforwards and credits	14.2	15.9
Accrued step rent and tenant reimbursements	0.7	1.0
Lease liability	109.6	109.0
Other	5.1	6.0
Subtotal	231.2	213.1
Valuation allowance	(12.7)	(11.7)
Total	$218.5	$201.4

Deferred tax liabilities:
Book basis in property in excess of tax basis	$64.0	$72.3
Intangible assets	196.3	206.8
Interest rate swap	14.1	8.0
Right of use lease assets	99.1	100.5
Withholding taxes on planned repatriation of foreign earnings	5.8	8.3
Other	2.3	2.8
Total	$381.6	$398.7
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
At June 3, 2023, the Company had state and local tax NOL carry-forwards of $67.7 million, the state tax benefit of which is $4.1 million, which have expiration periods from 1 year to an unlimited term. The Company also had state credits with a state tax benefit of $0.6 million, which expire in 2 to 5 years. For financial statement purposes, the NOL carry-forwards and state tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $0.7 million.
At June 3, 2023, the Company had federal NOL carry-forwards of $24.6 million, the tax benefit of which is $5.2 million, which have expiration periods from 6 years to an unlimited term. For financial statement purposes, the NOL carry-forwards have been recognized as deferred tax assets.
At June 3, 2023, the Company had federal deferred assets of $1.3 million, the tax benefit of which is $0.3 million, which is related to an investment in a foreign joint venture. For financial statement purposes, the assets have been recognized as deferred tax assets, subject to a valuation allowance of $0.3 million.
At June 3, 2023, the Company had foreign net operating loss carry-forwards of $52.6 million, the tax benefit of which is $13.5 million, which have expiration periods from 5 years to an unlimited term. The Company also had foreign tax credits with a tax benefit of $0.7 million which have expiration periods from 8 to 10 years. For financial statement purposes, the NOL carry-forwards and foreign tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $11.0 million.
At June 3, 2023, the Company had foreign deferred assets of $2.6 million, the tax benefit of which is $0.7 million, which is related to various deferred taxes in Canada, Belgium and Ireland as well as buildings in the United Kingdom. For financial statement purposes, the assets have been recognized as deferred tax assets, subject to a valuation allowance of $0.7 million.
                                             81

The Company intends to repatriate $169.4 million in cash held in certain foreign jurisdictions and as such has recorded a deferred tax liability related to foreign withholding taxes on these future dividends received in the U.S. from foreign subsidiaries of $5.8 million. A significant portion of this cash was previously taxed under the U.S. Tax Cut and Jobs Act either as one-time U.S. tax liability on undistributed foreign earnings or GILTI. The Company intends to remain indefinitely reinvested in the remaining undistributed earnings outside the U.S, which was $282.2 million on June 3, 2023. Determination of the total amount of unrecognized deferred income tax on the remaining undistributed earnings of foreign subsidiaries is not practicable.
The components of the Company's unrecognized tax benefits are as follows:

(In millions)
Balance at May 29, 2021	$2.1
Increases related to prior year income tax positions	0.5
Decreases related to lapse of applicable statute of limitations	(0.3)
Balance at May 28, 2022	$2.3
Increases related to current year income tax positions	0.1
Decreases related to lapse of applicable statute of limitations	(0.6)
Decreases related to settlements	(0.2)
Balance at June 3, 2023	$1.6
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
The Company recognizes interest and penalties related to unrecognized tax benefits through Income tax expense in its Consolidated Statements of Comprehensive Income. Interest and penalties and the related liability, which are excluded from the table above, were as follows for the periods indicated:

(In millions)	June 3, 2023	May 28, 2022	May 29, 2021
Interest and penalty (income) expense	$(0.2)	$—	$0.1
Liability for interest and penalties	$0.7	$0.9	$0.9
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
During the year, the return for fiscal year 2022 has been fully accepted by the Internal Revenue Service under the Compliance Assurance Process (CAP) and the Company is awaiting final closing documentation. Knoll’s federal consolidated returns related to calendar years 2019 and 2020 have also been selected for examination by the Internal Revenue Service. For the majority of the remaining tax jurisdictions, the Company is no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2020.
                                             82

12. Fair Value
The Company's financial instruments consist of cash equivalents, marketable securities, accounts and notes receivable, deferred compensation plan, accounts payable, debt, interest rate swaps, foreign currency exchange contracts, redeemable noncontrolling interests, indefinite-lived intangible assets, and right of use assets. The Company's financial instruments, other than long-term debt, are recorded at fair value.
The carrying value and fair value of the Company's long-term debt, including current maturities, is as follows for the periods indicated:

(In millions)	June 3, 2023	May 28, 2022
Carrying value	$1,414.4	$1,427.9
Fair value	$1,378.2	$1,364.7
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
The following table sets forth financial assets and liabilities measured at fair value through net income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of June 3, 2023 and May 28, 2022:

(In millions)	June 3, 2023		May 28, 2022
Financial Assets	NAV	Quoted Prices With Other Observable Inputs (Level 2)	NAV	Quoted Prices With Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$17.3	$—	$31.8	$—
Foreign currency forward contracts	—	1.3	—	0.4
Deferred compensation plan	—	16.3	—	15.0
Total	$17.3	$17.6	$31.8	$15.4

Financial Liabilities
Foreign currency forward contracts	$—	$1.8	$—	$1.0
Total	$—	$1.8	$—	$1.0
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
                                             83

The following table sets forth financial assets and liabilities measured at fair value through other comprehensive income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of June 3, 2023 and May 28, 2022.

(In millions)		June 3, 2023	May 28, 2022
Financial Assets	Balance Sheet Location	Quoted Prices with Other Observable Inputs (Level 2)	Quoted Prices with Other Observable Inputs (Level 2)
Interest rate swap agreement	Other noncurrent assets	$59.9	$31.9
Total		$59.9	$31.9

Financial Liabilities
Interest rate swap agreement	Other liabilities	$3.0	$—
Total		$3.0	$—
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
These forward contracts are not designated as hedging instruments. Accordingly, we record the fair value of these contracts as of the end of the reporting period in the Consolidated Balance Sheets with changes in fair value recorded within the Consolidated Statements of Comprehensive Income. The balance sheet classification for the fair values of these forward contracts is Other current assets for unrealized gains and Other accrued liabilities for unrealized losses. The Consolidated Statements of Comprehensive Income classification for the fair values of these forward contracts is to Other (income) expense, net, for both realized and unrealized gains and losses.
The notional amounts of the forward contracts held to purchase and sell U.S. dollars in exchange for other major international currencies were $99.5 million and $54.1 million as of June 3, 2023 and May 28, 2022, respectively. The notional amounts of the foreign currency forward contracts held to purchase and sell British pound sterling in exchange for other major international currencies were £7.5 million and £43.1 million as of June 3, 2023 and May 28, 2022, respectively. The Company also has other forward contracts related to other currency pairs at varying notional amounts.
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
                                             84

In September 2016, the Company entered into an interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $150.0 million with a forward start date of January 3, 2018 and a termination date of January 3, 2028. As a result of the transaction, the Company effectively converted the interest rate on indebtedness anticipated to be borrowed on the Company’s revolving line of credit up to the notional amount from a LIBOR-based floating interest rate plus applicable margin to a 1.949% fixed interest rate plus applicable margin as of the forward start date. The swap agreement was amended in February 2023 for each calculation period beginning on February 3, 2023, and thereafter, to replace the LIBOR-based floating interest rate with a Term SOFR rate, and a 1.910% modified fixed interest rate.
In June 2017, the Company entered into a second interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $75.0 million with a forward start date of January 3, 2018 and a termination date of January 3, 2028. As a result of the transaction, the Company effectively converted the interest rate on indebtedness anticipated to be borrowed on the Company’s revolving line of credit up to the notional amount from a LIBOR-based floating interest rate plus applicable margin to a 2.387% fixed interest rate plus applicable margin as of the forward start date. The swap agreement was amended in February 2023 for each calculation period beginning on February 3, 2023, and thereafter, to replace the LIBOR-based floating interest rate with a Term SOFR rate, and a 2.348% modified fixed interest rate.
In January 2022, the Company entered into a third interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $575.0 million with a forward start date of January 31, 2022 and a maturity date of January 29, 2027. The interest rate swap locked in the Company’s interest rate on the forecasted outstanding borrowings of $575.0 million at 1.689% exclusive of the credit spread on the variable rate debt. As a result of the transaction, under the terms of the agreement the Company effectively will convert one month Spread Adjusted Term SOFR floating interest rate plus applicable margin to 1.689% fixed interest rate and adjustment % plus applicable margin as of the forward start date.The swap agreement was amended in February 2023 for each calculation period beginning on January 31, 2023, and thereafter, to replace the LIBOR-based floating interest rate with a Term SOFR rate, and a 1.650% modified fixed interest rate.
In February 2023, the Company entered into a fourth interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $150.0 million with a forward start date of March 3, 2023 and a termination date of January 3, 2029. As a result of the transaction, under the terms of the agreement the Company effectively will convert one month Spread Adjusted Term SOFR floating interest rate plus applicable margin to 3.950% fixed interest rate and adjustment % plus applicable margin as of the forward start date. "Spread adjusted Term SOFR" means Term SOFR plus an adjustment % that varies with tenor. The Company typically selects a one month tenor and that is calculated as the one month Term SOFR rate plus 0.11448%.
The interest rate swaps were designated cash flow hedges at inception and the facts and circumstances of the hedged relationship remains consistent with the initial quantitative effectiveness assessment in that the hedged instruments remain an effective accounting hedge as of June 3, 2023. Since a designated derivative meets hedge accounting criteria, the fair value of the hedge is recorded in the Consolidated Statements of Stockholders’ Equity as a component of Accumulated other comprehensive loss, net of tax. The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings. The interest rate swap agreements are assessed for hedge effectiveness on a quarterly basis.

(In millions)	Notional Amount	Forward Start Date	Amendment Effective Date	Termination Date	Effective Fixed Interest Rate
September 2016 Interest Rate Swap	$150.0	January 3, 2018	February 3, 2023	January 3, 2028	1.910%
June 2017 Interest Rate Swap	$75.0	January 3, 2018	February 3, 2023	January 3, 2028	2.348%
January 2022 Interest Rate Swap	$575.0	January 31, 2022	January 31, 2023	January 29, 2027	1.650%
March 2023 Interest Rate Swap	$150.0	March 3, 2023	none	January 3, 2029	3.950%
As of June 3, 2023, the swaps above effectively converted indebtedness up to the notional amounts from a SOFR-based floating interest rate plus 0.11448% plus applicable margin to an effective fixed interest rate plus 0.11448% plus applicable margin under the terms of our Credit Agreement. Effective Fixed Interest Rates include the rates amended effective January 31, 2023, or February 3, 2023, for the first three swaps included in the chart above.
For fiscal 2023, 2022 and 2021, there were no gains or losses recognized against earnings for hedge ineffectiveness.
                                             85

Effects of Derivatives on the Financial Statements
The effects of non-designated derivatives on the consolidated financial statements were as follows for the fiscal years ended 2023 and 2022 (amounts presented exclude any income tax effects ):

(In millions)	Balance Sheet Location	June 3, 2023	May 28, 2022
Non-designated derivatives: (1)
Foreign currency forward contracts	Current assets: Other current assets	$1.3	$0.4
Foreign currency forward contracts	Current liabilities: Other accrued liabilities	$1.8	$1.0
(1) Designated derivative and their balance sheet locations are located in above table within financial assets and liabilities measured at fair value.

		Fiscal Year
(In millions)	Statement of Comprehensive Income Location	June 3, 2023	May 28, 2022	May 29, 2021
Loss recognized on foreign currency forward contracts	Other expense (income), net	$4.8	$3.3	$0.8
The gain/(loss) recorded, net of income taxes, in Other comprehensive loss for the effective portion of designated derivatives was as follows for the periods presented below:

	Fiscal Year
(In millions)	June 3, 2023	May 28, 2022	May 29, 2021
Interest rate swap	$4.7	$41.4	$12.6
Reclassified from Accumulated other comprehensive loss into earnings within Interest expense for the fiscal year ended 2023, was a loss of $14.3 million and in fiscal years ended 2022, and 2021 were gains of $6.9 million and of $4.5 million, respectively. Pre-tax gains expected to be reclassified from Accumulated other comprehensive loss into earnings during the next twelve months are $28.2 million. The amount of gain, net of tax, expected to be reclassified out of Accumulated other comprehensive loss into earnings during the next twelve months is $21.1 million.
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
Changes in the Company's redeemable noncontrolling interest in HAY for the year ended June 3, 2023 are as follows:

(In millions)	June 3, 2023
Beginning Balance	$106.9
Dividend attributable to redeemable noncontrolling interests	(4.9)
Redemption value adjustment	1.9
Net income attributable to redeemable noncontrolling interests	4.0
Foreign currency translation adjustments	(0.3)
Ending Balance	$107.6
Other
For further information on the fair value assessment of intangible assets and impairment charge recorded in the year ended June 3, 2023, refer to "Goodwill and Indefinite-lived Intangible Assets" within Note 1 to the Consolidated Financial Statements.
                                             86

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
Changes in the warranty reserve for the stated periods were as follows:

	Year Ended
(In millions)	June 3, 2023	May 28, 2022	May 29, 2021
Accrual Balance — beginning	$73.2	$60.1	$59.2
Accrual for warranty matters	24.6	16.6	12.8
Settlements and adjustments	(23.9)	(18.6)	(11.9)
Acquired through business acquisition	—	15.1	—
Accrual Balance — ending	$73.9	$73.2	$60.1
Guarantees
The Company is periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one year and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies. However, the Company is ultimately liable for claims that may occur against them. As of June 3, 2023, the Company had a maximum financial exposure related to performance bonds of approximately $8.9 million. The Company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The Company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded in respect to these bonds as of either June 3, 2023 or May 28, 2022.
The Company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of June 3, 2023, the Company had a maximum financial exposure from these standby letters of credit totaling approximately $14.1 million, all of which is considered usage against the Company's revolving line of credit. The Company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded as of June 3, 2023 and May 28, 2022.
Contingencies
The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect, if any, on the Company's Consolidated Financial Statements.
As of the end of fiscal 2023, outstanding commitments for future purchase obligations approximated $91.4 million.
                                             87

14. Operating Segments
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
The International Contract & Specialty segment includes the operations associated with the design, manufacture and sale of furniture products, indirectly or directly through an independent dealership network in Europe, the Middle East, Africa and Asia-Pacific as well as the global operations of the Specialty brands, which include Holly Hunt, Spinneybeck, Maharam, Edelman, and Knoll Textiles.
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
The performance of the operating segments is evaluated by the Company's management using various financial measures. The following is a summary of certain key financial measures for the years indicated:
                                             88

	Year Ended
(In millions)	June 3, 2023	May 28, 2022	May 29, 2021
Net sales:
Americas Contract	$2,026.1	$1,929.1	$1,234.6
International Contract and Specialty	1,017.3	928.5	479.6
Global Retail	1,043.7	1,088.4	750.9
Total	$4,087.1	$3,946.0	$2,465.1
Depreciation and amortization:
Americas Contract	$87.7	$104.5	$48.4
International Contract and Specialty	33.4	52.3	20.2
Global Retail	34.0	33.8	18.6
Corporate	—	—	—
Total	$155.1	$190.6	$87.2
Operating earnings (loss):
Americas Contract	$99.6	$(24.0)	$97.2
International Contract and Specialty	98.6	69.9	49.4
Global Retail	(15.5)	134.5	138.2
Corporate	(60.4)	(140.6)	(52.3)
Total	$122.3	$39.8	$232.5
Capital expenditures:
Americas Contract	$52.4	$52.5	$40.8
International Contract and Specialty	15.6	17.8	11.3
Global Retail	15.3	24.4	7.7
Total	$83.3	$94.7	$59.8
Goodwill:
Americas Contract	$528.4	$530.1	$160.7
International Contract and Specialty	303.0	304.3	111.2
Global Retail	390.3	$391.8	92.3
Total	$1,221.7	$1,226.2	$364.2
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
                                             89

The Company's product offerings consist primarily of furniture systems, seating, freestanding furniture, storage, casegoods, textiles, architectural and acoustical products. These product offerings are marketed, distributed and managed primarily as a group of similar products on an overall portfolio basis. The following is a summary of net sales estimated by product category for the years indicated:

	Year Ended
(In millions)	June 3, 2023	May 28, 2022	May 29, 2021
Net sales:
Workplace	$1,559.7	$1,484.4	$855.1
Performance Seating	900.7	942.8	778.3
Lifestyle	1,400.0	1,286.6	696.2
Other (1)	226.7	232.2	135.5
Total	$4,087.1	$3,946.0	$2,465.1
(1) “Other” primarily consists of uncategorized product sales and service sales.

                                             90

15. Accumulated Other Comprehensive Loss
The following table provides an analysis of the changes in accumulated other comprehensive loss for the years indicated:

	Year Ended
(In millions)	June 3, 2023	May 28, 2022	May 29, 2021
Cumulative translation adjustments at beginning of period	$(93.9)	$(3.9)	$(56.0)
Other comprehensive (loss) income	(20.1)	(90.0)	52.1
Balance at end of period	(114.0)	(93.9)	(3.9)

Pension and other post-retirement benefit plans at beginning of period	(36.9)	(50.4)	(59.2)
Other comprehensive income before reclassifications (net of tax of ($3.50), ($.02), and ($0.03))	14.8	13.5	5.3
Reclassification from accumulated other comprehensive income - Other, net	2.7	4.4	5.5
Tax expense	(4.4)	(4.4)	(2.0)
Net reclassifications	(1.7)	—	3.5
Net current period other comprehensive income	13.1	13.5	8.8
Balance at end of period	(23.8)	(36.9)	(50.4)

Interest rate swap agreement at beginning of period	23.7	(10.8)	(18.9)
Other comprehensive income before reclassifications (net of tax of ($6.2), ($11.6), and ($2.6))	4.7	41.4	12.6
Reclassification from accumulated other comprehensive income - Other, net	14.3	(6.9)	(4.5)
Net reclassifications	14.3	(6.9)	(4.5)
Net current period other comprehensive income	19.0	34.5	8.1
Balance at end of period	42.7	23.7	(10.8)

Unrealized holding gains on securities at beginning of period	—	—	0.1
Other comprehensive (loss) income before reclassifications	—	—	(0.1)
Balance at end of period	—	—	—

Total Accumulated other comprehensive loss	$(95.1)	$(107.1)	$(65.1)
16. Restructuring and Integration Expense
As part of restructuring and integration activities, the Company has incurred expenses that qualify as exit and disposal costs under U.S. GAAP. These include severance and employee benefit costs as well as other direct separation benefit costs. Severance and employee benefit costs primarily relate to cash severance, as well as non-cash severance, including accelerated equity award compensation expense. The Company also incurred expenses that are an integral component of, and directly attribute to, our restructuring and integration activities, which do not qualify as exit and disposal costs under U.S. GAAP. These include integration implementation costs that relate primarily to professional fees and non-cash losses incurred on debt extinguishment.
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
Knoll Integration:
Following the acquisition of Knoll, the Company announced a multi-year program (the "Knoll Integration") designed to reduce costs and integrate and optimize the combined organization. The Company currently expects that the Knoll Integration will result in pre-tax costs of approximately $140 million, comprised of the following categories:
                                             91

•Severance and employee benefit costs associated with plans to integrate the Company's operating structure, resulting in workforce reductions. These costs will primarily include: severance and employee benefits (cash severance, non-cash severance, including accelerated stock-compensation award expense and other termination benefits).
•Exit and disposal activities include those incurred as a direct result of integration activities, primarily including the reorganization and consolidation of facilities and asset impairment charges.
•Other integration costs include professional fees and other incremental third-party expenses, including a loss on extinguishment of debt associated with financing of the acquisition.
For the year ended June 3, 2023, the Company incurred $18.0 million of costs related to the Knoll Integration including: $3.6 million of severance and employee benefit costs, $5.9 million of exit and disposal costs related to the consolidation of facilities, and $8.5 million of other integration costs.
For the year ended May 28, 2022, the Company incurred $107.9 million of costs related to the Knoll Integration including: $51.1 million of severance and employee benefit costs, $15.5 million of non-cash asset impairments, $13.4 million of non-cash costs related to debt-extinguishment in the financing of the transaction, and $27.9 million of other integration costs.
The following table provides an analysis of the changes in liability balance for Knoll Integration costs that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and exit and disposal activities) for the fiscal year ended June 3, 2023:

(In millions)	Severance and Employee Benefit	Exit and Disposal Activities	Total
May 28, 2022	$1.4	$—	$1.4
Integration Costs	3.6	5.9	9.5
Amounts Paid	(2.3)	(5.9)	(8.2)
Non-cash costs	0.2	—	0.2
June 3, 2023	$2.9	$—	$2.9
The Company expects that a substantial portion of the liability for the Knoll Integration as of June 3, 2023, will be paid in the first quarter of fiscal year 2024.
The following is a summary of integration expenses by segment for the period indicated:

	Twelve Months Ended
(In millions)	June 3, 2023	May 28, 2022
Americas Contract	$9.7	$21.9
International Contract and Specialty	2.5	—
Global Retail	0.2	—
Corporate	5.6	86.0
Total	$18.0	$107.9
2023 Restructuring Plan
During fiscal year 2023, the Company announced a series of actions that relate to the 2023 restructuring plan ("2023 restructuring plan") to reduce expenses. These restructuring activities included voluntary and involuntary reductions in workforces and charges incurred in connection with the Fully decision. As the result of these actions, the Company projects an annualized expense reduction of approximately $30 million to $35 million. For the year ended June 3, 2023, the Company incurred $34.0 million of costs related to the 2023 restructuring plan comprised of $27.9 million of severance and employee benefit costs and $6.1 million of non-impairment charges related to the closure of the Fully business. The restructuring plan is complete and no future costs related to this plan are expected.
                                             92

The following table provides an analysis of the changes in liability balance for the 2023 restructuring plan that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and exit and disposal activities) for the fiscal year ended June 3, 2023:

(In millions)	Severance and Employee-Related	Exit and Disposal Activities	Total
May 28, 2022	$—	$—	$—
Restructuring Costs	27.9	6.1	34.0
Amounts Paid	(20.6)	(6.1)	(26.7)
June 3, 2023	$7.3	$—	$7.3
The Company expects that remaining liability for the 2023 restructuring plan as of June 3, 2023, will be paid in fiscal year 2024.
The following is a summary of restructuring costs by segment for the years indicated:

	Year Ended
(In millions)	June 3, 2023	May 28, 2022
Americas Contract	$22.8	$—
International Contract & Specialty	1.3	—
Retail	9.9	—
Corporate	—	—
Total	$34.0	$—
17. Variable Interest Entities
During the year ended May 28, 2022, the Company entered into long-term notes receivable with certain of its third-party owned dealers that are deemed to be variable interests in variable interest entities. The carrying value of these long-term notes receivable was $6.3 million and $1.2 million as of June 3, 2023 and May 28, 2022 respectively and represents the Company’s maximum exposure to loss. The Company is not deemed to be the primary beneficiary for any of these variable interest entities as each dealer controls the activities that most significantly impact the entity’s economic performance, including sales, marketing, and operations.
                                             93

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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 3, 2023, based on the original framework in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes the Company's internal control over financial reporting was effective as of June 3, 2023.
KPMG LLP has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included herein.

/s/ Andrea R. Owen
Andrea R. Owen
Chief Executive Officer

/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
MillerKnoll, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of MillerKnoll, Inc. and subsidiaries (the Company) as of June 3, 2023 and May 28, 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 3, 2023, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 3, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 3, 2023 and May 28, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended June 3, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 3, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Goodwill impairment assessment

As discussed in Note 1 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,221.7 million as of June 3, 2023, of which $390.3 million was related to the Global Retail reporting unit. Goodwill is tested for impairment annually in the fourth quarter of each fiscal year, or more frequently, when events or changes in circumstances indicate that the fair value of a reporting unit has declined below its carrying value. To estimate the fair value of the Global Retail reporting unit, the Company utilized a weighting of the income approach and the market approach that used observable comparable company information.

We identified the evaluation of goodwill for impairment for the Global Retail reporting unit as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate the selection of forecasted revenue growth rates, operating margins, and the discount rate used in the income approach. Additionally, the audit effort associated with the evaluation of the Company’s discount rate involved the use of valuation professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s determination of the fair value of the Global Retail reporting unit, including controls over the selection of forecasted revenue growth rates, operating margins, and the discount rate. We evaluated the reasonableness of management’s forecasted revenue growth rates and operating margins by comparing the forecasts to historical revenue growth rates and operating margins, considering industry conditions and growth plans. We performed sensitivity analyses to assess the impact of reasonably possible changes to the forecasted revenue growth rates, operating margins, and discount rate assumptions on the reporting unit fair values. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s discount rate by comparing the Company’s inputs to the discount rate to publicly available data for comparable entities and assessing the resulting discount rate.

Knoll tradename impairment assessment

As discussed in Note 1 to the consolidated financial statements, the indefinite-lived intangible asset balance as of June 3, 2023 was $153.3 million related to the Knoll tradename. During the fourth quarter of the year ended June 3, 2023, the Company recorded an impairment loss of $19.7 million related to the Knoll tradename. Indefinite-lived intangible assets are tested for impairment annually in the fourth quarter, or more frequently, when events or changes in circumstances indicate that the fair value of an indefinite-lived intangible asset has declined below its carrying value. To estimate the fair value of the indefinite-lived intangible assets, the Company utilizes the relief from royalty method.

We identified the evaluation of the Knoll tradename for impairment as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate the selection of forecasted revenue growth rates, discount rate, and royalty rate used to estimate the fair value of the Knoll tradename. Additionally, the audit effort associated with the evaluation of the Company’s discount rate and royalty rate required the use of valuation professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s determination of the fair value of the Knoll tradename, including controls over the selection of forecasted revenue growth rates, discount rate, and royalty rate. We evaluated the reasonableness of management’s forecasted revenue growth rates by comparing the forecasts to historical revenue growth rates, considering industry conditions and growth plans. We performed sensitivity analyses to assess the impact of reasonably possible changes to the forecasted revenue growth rates, discount rate, and royalty rate assumptions on the fair value of the tradename. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

• evaluating the Company’s discount rate by comparing the Company’s inputs to the discount rate to publicly available data for comparable entities and assessing the overall discount rate; and

• evaluating the Company’s royalty rate by comparing the selected royalty rate to the royalty rate selected at the acquisition date and publicly available data for comparable licensing agreements in assessing the overall royalty rate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.
Chicago, Illinois
July 26, 2023

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None
Item 9A Controls and Procedures

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 3, 2023 and have concluded that as of that date, the Company's disclosure controls and procedures were effective.

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
(c)
Changes in Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting during the fourth quarter ended June 3, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B Other Information
On July 21, 2023, the Company’s Board of Directors approved an amendment to the Company’s annual incentive cash bonus plan that removes adjusted operating income as the primary metric upon which awards made pursuant to that plan are based and instead gives the Board discretion to determine the applicable metric(s) for each plan year. The plan, as amended and restated, is filed as Exhibit 10.4 to this Annual Report.

Item 9C Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable

PART III
Item 10 Directors, Executive Officers and Corporate Governance
Directors, Executive Officers, Promoters and Control Persons
Information relating to directors and director nominees of the Company is contained under the caption “Director and Executive Officer Information” in the Company's definitive Proxy Statement, relating to the Company's 2023 Annual Meeting of Stockholders, and the information within that section is incorporated by reference. Information relating to executive officers of the Company is included in Part I hereof entitled “Information About Our Executive Officers.”
Compliance with Section 16(a) of the Exchange Act
Information relating to compliance with Section 16(a) of the Exchange Act is contained under the caption “Delinquent Section 16(a) Reports” in the Company's definitive Proxy Statement, relating to the Company's 2023 Annual Meeting of Stockholders, and the information within that section is incorporated by reference.
Code of Ethics
The Company has adopted a Code of Business Conduct and Ethics that serves as the code of ethics for the executive officers and senior financial officers and as the code of business conduct for all Company directors and employees. This code is made available free of charge through the “Legal” section of the Company's website at www.millerknoll.com/legal. Any amendments to, or waivers from, a provision of this code applicable to any such officers will be posted to the "Legal" section of the Company's website.
Corporate Governance
Information relating to the identification of the audit committee, audit committee financial experts, and director nomination procedures of the Company is contained under the captions “Board Committees” and “Corporate Governance and Board Matters — Director Nominations” in the Company's definitive Proxy Statement, relating to the Company's 2023 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference.
Item 11 Executive Compensation
Information relating to executive compensation is contained under the sections “Compensation Discussion and Analysis,” “Compensation Tables,” “CEO Pay Ratio,” “Pay Versus Performance,” and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement, relating to the Company's 2023 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference. The information under the caption “Compensation Committee Report” is incorporated by reference, however, such information is not deemed filed with the SEC.
Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The sections entitled “Share Ownership,” “Director and Executive Officer Information,” and “Equity Compensation Plan Information” in the Company's definitive Proxy Statement, relating to the Company's 2023 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference.

Item 13 Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions contained under the captions “Certain Relationships and Related Party Transactions,” and “Corporate Governance and Board Matters — Director Independence” in the Company's definitive Proxy Statement, relating to the Company's 2023 Annual Meeting of Stockholders and the information within these sections is incorporated by reference.
Item 14 Principal Accountant Fees and Services
The Company's independent registered public accounting firm is KPMG LLP, Chicago, IL, Auditor Firm ID: 185.
Information relating to the ratification of the selection of the Company's independent public accountants and concerning the payments to our principal accountants and the services provided by our principal accounting firm set forth under the captions "Ratification of the Audit Committee's selection of Independent Registered Public Accounting Firm" including “Disclosure of Fees Paid to Independent Auditors” in the Company's definitive Proxy Statement, relating to the Company's 2023 Annual Meeting of Stockholders, and the information within that section is incorporated by reference.

PART IV
Item 15 Exhibits and Financial Statement Schedule

(a)	The following documents are filed as a part of this report:

	1.	Financial Statements

	The following Consolidated Financial Statements of the Company are included in this Annual Report on Form 10-K on the pages noted:

			Page Number in this Form 10-K
	Consolidated Statements of Comprehensive Income		48
	Consolidated Balance Sheets		49
	Consolidated Statements of Stockholders' Equity		50
	Consolidated Statements of Cash Flows		51
	Notes to the Consolidated Financial Statements		52
	Management's Report on Internal Control over Financial Reporting		94
	Report of Independent Registered Public Accounting Firms		95

	2.	Financial Statement Schedule

	The following financial statement schedule is included in this Annual Report on Form 10-K on the pages noted:

			Page Number in this Form 10-K
	Schedule II-	Valuation and Qualifying Accounts	105

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

(3)	Articles of Incorporation and Bylaws

	(3.1)	Restated Articles of Incorporation, dated October 19, 2021, are incorporated by reference to Exhibit 3(a) of Registrant's Form 10-Q Report filed January 5, 2022 (Commission File No. 001-15141).

	(3.2)	Amended and Restated Bylaws, dated effective April 18, 2023, are incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K Report filed April 20, 2023 (Commission File No. 001-15141).

(4)	Instruments Defining the Rights of Security Holders

	(4.1)	Other instruments which define the rights of holders of long-term debt individually represent debt of less than 10% of total assets. In accordance with item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish to the SEC copies of such agreements upon request.

(4.2)
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, is incorporated by reference to Exhibit 4.2 of Registrant's Form 10-K filed July 26, 2022 (Commission File No. 001-15141).

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

	(10.2)	Amendment No. 1 to Credit Agreement, dated as of September 22, 2021, is incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q filed October 6, 2021 (Commission File No. 001-15141)

	(10.3)	Amendment No. 2 to Credit Agreement, dated as of January 10, 2023, is incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q filed April 12, 2023 (Commission File No. 001-15141)

	(10.4)	MillerKnoll, Inc. 2023 Amended and Restated Annual Incentive Cash Bonus Plan (1)

	(10.5)	MillerKnoll, Inc. 2020 Long-Term Incentive Plan, as amended, is incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-K filed July 26, 2022 (Commission File No. 001-15141).(1)

(10.6)
MillerKnoll, Inc. 2020 Long-Term Incentive Plan Stock Option Agreement, is incorporated by reference to Exhibit 10.5 of the Registrant's Form 10-K filed July 26, 2022 (Commission File No. 001-15141).. (1)

(10.7)
MillerKnoll, Inc. 2020 Long-Term Incentive Plan Premium Stock Option Agreement, is incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K filed July 26, 2022 (Commission File No. 001-15141).. (1)

(10.8)
MillerKnoll, Inc. 2020 Long-Term Incentive Plan Restricted Stock Unit Award Agreement, is incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-K filed July 26, 2022 (Commission File No. 001-15141). (1)

(10.9)
MillerKnoll, Inc. 2020 Long-Term Incentive Plan Revenue Performance Share Unit with TSR Multiplier Award Agreement, is incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-K filed July 26, 2022 (Commission File No. 001-15141).(1)

(10.10)
MillerKnoll, Inc. 2020 Long-Term Incentive Plan Operating Income Performance Share Unit with TSR Multiplier Award Agreement, is incorporated by reference to Exhibit 10.9 of the Registrant's Form 10-K filed July 26, 2022 (Commission File No. 001-15141)..(1)

(10.11)
MillerKnoll, Inc. 2020 Long-Term Incentive Plan Non-Financial Metric(s) Performance Share Unit with TSR Multiplier Award Agreement, is incorporated by reference to Exhibit 10.10 of the Registrant's Form 10-K filed July 26, 2022 (Commission File No. 001-15141).(1)

(10.12)
Herman Miller, Inc. 2020 Long-Term Incentive Plan Performance Restricted Stock Unit Award Agreement, is incorporated by reference to Exhibit 10.11 of the Registrant's Form 10-K filed July 26, 2022 (Commission File No. 001-15141).(1)

(10.13)	Knoll, Inc. 2021 Stock Incentive Plan, as amended, is incorporated by reference to Exhibit 10.12 of the Registrant's Form 10-K filed July 26, 2022 (Commission File No. 001-15141).(1)

(10.14)
Amended and Restated MillerKnoll, Inc. Director Deferred Compensation Plan is incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q filed January 5, 2022 (Commission File No. 001-15141).(1)

(10.15)
Trust Under the Herman Miller, Inc. Nonemployee Officer and Director Compensation Plan is incorporated by reference to Exhibit 10(q) of the Registrant's Form 10-K Report filed July 26, 2016 (Commission File No. 001-15141).(1)

(10.16)	MillerKnoll, Inc. Executive Equalization Retirement Plan (1)

(10.17)	Form of Management Continuity Agreement of the Registrant is incorporated by reference to Exhibit 10 (c) of Registrant's Form 10-K filed July 28, 2020 (Commission File No. 001-15141).(1)

(10.18)
Form of Indemnification Agreement between MillerKnoll, Inc. and directors, is incorporated by reference to Exhibit 10.17 of the Registrant's Form 10-K filed July 26, 2022 (Commission File No. 001-15141). (1)

(10.19)
Form of Indemnification Agreement between MillerKnoll, Inc. and certain employees, including executive officers of MillerKnoll, Inc., serving as a director or officer of a foreign subsidiary, is incorporated by reference to Exhibit 10.18 of the Registrant's Form 10-K filed July 26, 2022 (Commission File No. 001-15141).(1)

(10.20)
Employment Agreement between Herman Miller, Inc. and Andrea R. Owen, Chief Executive Officer, dated August 3, 2018, is incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q filed October 10, 2018 (Commission File No. 001-15141).(1)

(10.21)
Stock Option Agreement between Herman Miller, Inc. and Andrea Owen is incorporated by reference to Exhibit 10.5 of the Registrant's Form 10-Q Report filed January 9, 2019 (Commission File No. 001-15141). (1)

(10.22)
Restricted Stock Unit Award Agreement between Herman Miller, Inc. and Andrea Owen is incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-Q Report filed January 9, 2019 (Commission File No. 001-15141).(1)

(10.23)
HMVA Performance Share Award Agreement between Herman Miller, Inc. and Andrea Owen is incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-Q Report filed January 9, 2019 (Commission File No. 001-15141).(1)

(10.24)
TSR Performance Share Unit Award Agreement between Herman Miller, Inc. and Andrea Owen is incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-Q Report filed January 9, 2019 (Commission File No. 001-15141).(1)

(10.25)	Chris Baldwin Offer Letter dated June 13, 2021, is incorporated by reference to Exhibit 10.24 of the Registrant's Form 10-K filed July 26, 2022 (Commission File No. 001-15141).(1)

(10.26)
Restricted Stock Agreement under the Knoll, Inc. 2018 Stock Incentive Plan, is incorporated by reference to Exhibit 10.25 of the Registrant's Form 10-K filed July 26, 2022 (Commission File No. 001-15141). (1)

(10.27)
Performance-Based Stock Unit Agreement under the Knoll, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.19(r) to the Form 10-K filed by Knoll, Inc. on March 1, 2021) (see modifications implemented pursuant to the Agreement and Plan of Merger filed as Exhibit 2.1 with this Form 10-K). (1)

(10.28)	Restricted Share Agreement under the Knoll, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.17(c) to the Form 10-K filed by Knoll, Inc. on March 1, 2021). (1)

(21)	Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney (included on the signature page to this Form 10-K Report).

(31.1)	Certificate of the Chief Executive Officer of MillerKnoll, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certificate of the Chief Financial Officer of MillerKnoll, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certificate of the Chief Executive Officer of MillerKnoll, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certificate of the Chief Financial Officer of MillerKnoll, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(97)	Policy Relating to Recovery of Erroneously Awarded Compensation

	(97.1)	MillerKnoll, Inc. Compensation Recovery Policy

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).
    (1) Denotes compensatory plan or arrangement.

Schedule II - Valuation and Qualifying Accounts
(In millions)

Column A	Column B	Column C		Column D	Column E
Description	Balance at beginning of period	Charges to expenses or net sales	Charges to other accounts (4)	Deductions (3)	Balance at end of period
Year ended June 3, 2023:
Accounts receivable allowances — uncollectible accounts(1)	$8.6	$0.5	$—	$(3.0)	$6.1
Accounts receivable allowances — credit memo(2)	1.1	(0.8)	—	—	0.3
Valuation allowance for deferred tax asset	11.7	1.3	—	(0.3)	12.7
Year ended May 28, 2022:
Accounts receivable allowances — uncollectible accounts(1)	$4.8	$1.3	$4.7	$(2.2)	$8.6
Accounts receivable allowances — credit memo(2)	0.7	0.4	—	—	1.1
Valuation allowance for deferred tax asset	8.9	0.4	—	2.4	11.7
Year ended May 29, 2021:
Accounts receivable allowances — uncollectible accounts(1)	$4.3	$1.7	$—	$(1.2)	$4.8
Accounts receivable allowances — credit memo(2)	0.1	—	—	0.6	0.7
Allowance for possible losses on notes receivable	0.3	(0.3)	—	—	—
Valuation allowance for deferred tax asset	10.6	(2.3)	—	0.6	8.9
(1) Activity under the “Charges to expenses or net sales” column are recorded within Selling, general and administrative expenses.
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

Date: July 26, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on July 26, 2023 by the following persons on behalf of the Registrant and in the capacities indicated. Each director whose signature appears below hereby appoints Andrea R. Owen and Jeffrey M. Stutz and each of them severally, as his or her attorney-in-fact, to sign in his or her name and on his or her behalf, as a director, and to file with the Securities and Exchange Commission any and all amendments to this Annual Report on Form 10-K.

/s/ Michael A. Volkema	/s/ Lisa Kro
Michael A. Volkema (Chairman of the Board)	Lisa Kro (Director)

/s/ David A. Brandon	/s/ Douglas D. French
David A. Brandon (Director)	Douglas D. French (Director)

/s/ John R. Hoke III	/s/ Heidi Manheimer
John R. Hoke III (Director)	Heidi Manheimer (Director)

/s/ Candace Matthews	/s/ Andrea R. Owen
Candace Matthews (Director)	Andrea R. Owen (President, Chief Executive Officer, and Director)

/s/ Michael C. Smith	/s/ Michael R. Smith
Michael C. Smith (Director)	Michael R. Smith (Director)

/s/ Jeffrey M. Stutz
Jeffrey M. Stutz (Chief Financial Officer and Principal Accounting Officer)
                                         106