Form 10-Q
period 2023-09-02
MILLERKNOLL, INC.
filed 2023-10-11
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 2, 2023
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

As of October 6, 2023, MillerKnoll, Inc. had 73,483,407 shares of common stock outstanding.

MillerKnoll, Inc.
Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements
MillerKnoll, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)

(Dollars in millions, except share data)	Three Months Ended
(Unaudited)	September 2, 2023	September 3, 2022
Net sales	$917.7	$1,078.8
Cost of sales	559.6	706.7
Gross margin	358.1	372.1
Operating expenses:
Selling, general and administrative	290.5	296.9
Restructuring expense	5.2	0.5
Design and research	22.1	23.9
Total operating expenses	317.8	321.3
Operating earnings	40.3	50.8
Interest expense	19.2	16.7
Interest and other investment income	2.2	0.4
Other expense, net	2.2	0.8
Earnings before income taxes and equity income	21.1	33.7
Income tax expense	5.1	6.3
Equity income from nonconsolidated affiliates, net of tax	0.1	—
Net earnings	16.1	27.4
Net (loss) earnings attributable to redeemable noncontrolling interests	(0.6)	1.6
Net earnings attributable to MillerKnoll, Inc.	$16.7	$25.8

Earnings per share - basic	$0.22	$0.34
Earnings per share - diluted	$0.22	$0.34

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$3.9	$(72.5)
Pension and post-retirement liability adjustments	(0.1)	0.4
Unrealized gain on interest rate swap agreement	7.8	14.3
Other comprehensive income (loss), net of tax	$11.6	$(57.8)
Comprehensive income (loss)	27.7	(30.4)
Comprehensive (loss) income attributable to redeemable noncontrolling interests	(0.6)	1.7
Comprehensive income (loss) attributable to MillerKnoll, Inc.	$28.3	$(32.1)
See accompanying notes to Condensed Consolidated Financial Statements.

MillerKnoll, Inc.
Condensed Consolidated Balance Sheets

(Dollars in millions, except share data)
(Unaudited)	September 2, 2023	June 3, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$217.5	$223.5
Accounts receivable, net of allowance of $7.4 and $6.4	298.0	334.1
Unbilled accounts receivable	25.1	29.4
Inventories, net	473.2	487.4
Prepaid expenses	76.3	92.7
Other current assets	7.6	9.1
Total current assets	1,097.7	1,176.2
Property and equipment, at cost	1,585.4	1,570.7
Less — accumulated depreciation	(1,055.5)	(1,034.4)
Net property and equipment	529.9	536.3
Right of use assets	399.2	415.9
Goodwill	1,223.6	1,221.7
Indefinite-lived intangibles	481.4	480.7
Other amortizable intangibles, net of accumulated amortization of $195.0 and $185.2	304.9	313.1
Other noncurrent assets	146.5	130.9
Total Assets	$4,183.2	$4,274.8

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$252.0	$269.5
Short-term borrowings and current portion of long-term debt	36.3	33.4
Accrued compensation and benefits	88.1	61.7
Short-term lease liability	75.5	77.1
Accrued warranty	20.7	20.8
Customer deposits	97.5	93.8
Other accrued liabilities	134.4	146.5
Total current liabilities	704.5	702.8
Long-term debt	1,298.8	1,365.1
Pension and post-retirement benefits	7.7	7.5
Lease liabilities	377.0	393.7
Other liabilities	265.3	265.5
Total Liabilities	2,653.3	2,734.6
Redeemable noncontrolling interests	107.6	107.6
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 74,405,225 and 75,698,670 shares issued and outstanding in fiscal 2024 and 2023, respectively)	14.9	15.1
Additional paid-in capital	812.2	836.5
Retained earnings	678.7	676.1
Accumulated other comprehensive loss	(83.5)	(95.1)
Total Stockholders' Equity	1,422.3	1,432.6
Total Liabilities, Redeemable Noncontrolling Interests, and Stockholders' Equity	$4,183.2	$4,274.8
See accompanying notes to Condensed Consolidated Financial Statements.

MillerKnoll, Inc.
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Three Months Ended
(Unaudited)	September 2, 2023	September 3, 2022
Cash Flows from Operating Activities:
Net earnings	$16.1	$27.4
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	37.2	39.6
Stock-based compensation	6.4	5.4
Amortization of deferred financing costs	1.2	1.2
Deferred taxes	—	0.1
Restructuring expense	5.2	0.5
Decrease (increase) in current assets	73.3	(47.2)
(Decrease) in current liabilities	(4.8)	(91.2)
Other, net	(3.7)	(0.6)
Net Cash Provided by (Used in) Operating Activities	130.9	(64.8)

Cash Flows from Investing Activities:
Notes receivables issued	(6.5)	(4.5)
Capital expenditures	(19.9)	(17.3)
Proceeds from loan on cash surrender value of life insurance	—	13.5
Other, net	0.1	(1.9)
Net Cash (Used in) Investing Activities	(26.3)	(10.2)

Cash Flows from Financing Activities:
Repayments of long-term debt	(6.6)	(6.6)
Proceeds from credit facility	153.1	401.4
Repayments of credit facility	(212.5)	(290.5)
Dividends paid	(14.2)	(14.2)
Common stock issued	0.8	1.7
Common stock repurchased and retired	(32.0)	(14.3)
Other, net	0.3	(0.5)
Net Cash (Used in) Provided by Financing Activities	(111.1)	77.0

Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.5	(16.5)
Net Decrease in Cash and Cash Equivalents	(6.0)	(14.5)

Cash and Cash Equivalents, Beginning of Period	223.5	230.3
Cash and Cash Equivalents, End of Period	$217.5	$215.8
See accompanying notes to Condensed Consolidated Financial Statements.

MillerKnoll, Inc.
Condensed Consolidated Statements of Stockholders' Equity

	Three Months Ended September 2, 2023
(Dollars in millions, except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation Plan	MillerKnoll, Inc. Stockholders' Equity
(Unaudited)	Shares	Amount
June 3, 2023	75,698,670	$15.1	$836.5	$676.1	$(95.1)	$—	$1,432.6
Net earnings	—	—	—	16.7	—	—	16.7
Other comprehensive income, net of tax	—	—	—	—	11.6	—	11.6
Stock-based compensation expense	(983)	—	6.4	—	—	—	6.4
Restricted and performance stock units released	332,566	0.1	0.1	—	—	—	0.2
Employee stock purchase plan issuances	45,107	—	0.9	—	—	—	0.9
Repurchase and retirement of common stock	(1,670,135)	(0.3)	(31.7)	—	—	—	(32.0)
Dividends declared ($0.1875 per share)	—	—	—	(14.1)	—	—	(14.1)
Other	—	—	—	—	—	—	—
September 2, 2023	74,405,225	$14.9	$812.2	$678.7	$(83.5)	$—	$1,422.3

	Three Months Ended September 3, 2022
(Dollars in millions, except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation Plan	MillerKnoll, Inc. Stockholders' Equity
(Unaudited)	Shares	Amount
May 28, 2022	75,824,241	$15.2	$825.7	$693.3	$(107.1)	$—	$1,427.1
Net earnings	—	—	—	25.8	—	—	25.8
Other comprehensive loss, net of tax	—	—	—	—	(57.8)	—	(57.8)
Stock-based compensation expense	(13,474)	—	5.4	—	—	—	5.4
Exercise of stock options	43,469	—	1.0	—	—	—	1.0
Restricted and performance stock units released	160,551	—	0.1	—	—	—	0.1
Employee stock purchase plan issuances	35,753	—	0.8	—	—	—	0.8
Repurchase and retirement of common stock	(494,509)	(0.1)	(14.2)	—	—	—	(14.3)
Dividends declared ($0.1875 per share)	—	—	—	(14.3)	—	—	(14.3)
Other	—	—	0.5	0.5	—	—	1.0
September 3, 2022	75,556,031	$15.1	$819.3	$705.3	$(164.9)	$—	$1,374.8

See accompanying notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share data)
(unaudited)
1. Description of Business
MillerKnoll, Inc. (the "Company") researches, designs, manufactures, sells, and distributes interior furnishings for use in various environments including residential, office, healthcare, and educational settings and provides related services that support organizations and individuals all over the world. The Company's products are sold primarily through the following channels: independent contract office furniture dealers, direct customer sales, owned and independent retailers, direct-mail catalogs, and the Company's eCommerce platforms.
MillerKnoll is a collective of dynamic brands that comes together to design the world we live in. A global leader in design, MillerKnoll includes Herman Miller® and Knoll®, as well as Colebrook Bosson Saunders®, DatesWeiser®, Design Within Reach®, Edelman®, Geiger®, HAY®, Holly Hunt®, Knoll Textiles®, Maharam®, Muuto®, NaughtOne®, and Spinneybeck®|FilzFelt®. MillerKnoll represents over 100 years of design research and exploration in service of humanity. The Company is united by a belief in design as a tool to create positive impact and shape a more sustainable, caring, and beautiful future for all people and the planet.
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
The accompanying unaudited Condensed Consolidated Financial Statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly the financial position of the Company as of September 2, 2023. Operating results for the three months ended September 2, 2023 are not necessarily indicative of the results that may be expected for the year ending June 1, 2024 ("fiscal 2024"). These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 3, 2023 ("fiscal 2023"). All intercompany transactions have been eliminated in the Condensed Consolidated Financial Statements. The financial statements of equity method investments are not consolidated.
The Company's fiscal year is the 52 or 53 week period ending on the Saturday closest to May 31. The fiscal year ending June 1, 2024 contains 52 weeks, while fiscal year ended June 3, 2023 ("fiscal 2023") contained 53 week. The first quarter of fiscal 2024 contained 13 weeks and the first quarter of fiscal 2023 contained 14 weeks.

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

3. Revenue from Contracts with Customers
Disaggregated Revenue
Revenue disaggregated by contract type is provided in the table below:

	Three Months Ended
(In millions)	September 2, 2023	September 3, 2022
Net Sales:
Single performance obligation
Product revenue	$845.5	$1,007.7
Multiple performance obligations
Product revenue	68.7	66.5
Service revenue	1.0	1.2
Other	2.5	3.4
Total	$917.7	$1,078.8
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
The Other category primarily consists of textiles, uncategorized product sales, and service sales.

Revenue disaggregated by product type and reportable segment is provided in the table below:

	Three Months Ended
(In millions)	September 2, 2023	September 3, 2022
Americas Contract:
Workplace	$324.2	$338.7
Performance Seating	103.3	115.7
Lifestyle	60.6	74.3
Other	2.3	8.7
Total Americas Contract	$490.4	$537.4

International Contract & Specialty:
Workplace	$38.7	$44.4
Performance Seating	52.6	68.8
Lifestyle	88.4	102.7
Other	48.6	56.6
Total International Contract & Specialty	$228.3	$272.5

Global Retail:
Workplace	$4.2	$27.5
Performance Seating	42.1	51.2
Lifestyle	152.5	189.8
Other	0.2	0.4
Total Global Retail	$199.0	$268.9

Total	$917.7	$1,078.8
In the current year, certain products were reclassified within the Performance Seating, Lifestyle, and Other categories based on management's internal reporting of the performance of these product lines. The prior year has been restated to reflect these changes.
Refer to Note 15 of the Condensed Consolidated Financial Statements for further information related to our reportable segments.
Contract Balances
Customers may make payments before the satisfaction of the Company's performance obligation and recognition of revenue. These payments represent contract liabilities and are included within the caption “Customer deposits” in the Condensed Consolidated Balance Sheets. During the three months ended September 2, 2023 and September 3, 2022, the Company recognized Net sales of $47.5 million and $79.1 million respectively, related to customer deposits that were included in the balance sheet as of June 3, 2023 and May 28, 2022.
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
The following table summarizes the acquired identified intangible assets, valuation method employed, useful lives and fair value, as determined by the Company as of the acquisition date:

(In millions)	Valuation Method	Useful Life (years)	Fair Value
Backlog	Multi-Period Excess Earnings	Less than 1 Year	$27.6
Trade name - indefinite lived	Relief from Royalty	Indefinite	418.0
Trade name - amortizing	Relief from Royalty	5-10 Years	14.0
Designs	Relief from Royalty	9-15 years	40.0
Customer Relationships	Multi-Period Excess Earnings	2-15 years	257.0
Total			$756.6
5. Inventories, net

(In millions)	September 2, 2023	June 3, 2023
Finished goods and work in process	$349.1	$357.2
Raw materials	124.1	130.2
Total	$473.2	$487.4
Inventories are primarily valued using the first-in first-out method.

6. Goodwill and Indefinite-Lived Intangibles
Goodwill and other indefinite-lived intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following as of September 2, 2023 and June 3, 2023:

(In millions)	Americas Contract	International Contract & Specialty	Global Retail	Total
June 3, 2023
Goodwill	$565.1	$303.0	$479.1	$1,347.2
Foreign currency translation adjustments	0.7	0.6	0.6	1.9
Accumulated impairment losses	(36.7)	—	(88.8)	(125.5)
September 2, 2023	$529.1	$303.6	$390.9	$1,223.6
Other indefinite-lived assets included in the Consolidated Balance Sheets consist of the following:

(In millions)	Indefinite-lived Intangible Assets
June 3, 2023	$480.7
Foreign currency translation adjustments	0.7
September 2, 2023	$481.4
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
Each of the reporting units was reviewed for impairment using a qualitative assessment as of March 31, 2023, our annual testing date. In performing the qualitative impairment test for fiscal year 2023, the Company determined that the fair value of its reporting units exceeded the carrying amount and, as such, these reporting units were not impaired.
During the first quarter of fiscal year 2024, the Company performed an assessment to determine whether there were indicators of a triggering event which could indicate the carrying amount of the reporting units may not be supported by the fair value. No indicators of a triggering event for potential impairment were noted in the first quarter of fiscal 2024.
The Company generally uses the discounted cash flow method under a weighting of the income and market approach to estimate the fair value of our reporting units. These approaches are based on a discounted cash flow analysis and observable comparable company information that use several inputs, including:

•actual and forecasted revenue growth rates and operating margins,
•discount rates based on the reporting unit's weighted average cost of capital, and
•revenue and EBITDA of comparable companies
The Company had selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, management’s long-term strategic plans, and guideline companies.
Intangible assets with indefinite useful lives are not subject to amortization and are evaluated annually for impairment, or more frequently when events or changes in circumstances indicate that the fair value of an intangible asset may not be recoverable. Management has not identified any events or changes in circumstances that may indicate that an indefinite-lived intangible is more likely than not to be impaired as of the first quarter of fiscal year 2024.
7. Employee Benefit Plans
The following table summarizes the components of net periodic benefit cost for the Company's defined benefit pension plans:

	Pension Benefits
	Three Months Ended September 2, 2023		Three Months Ended September 3, 2022
(In millions)	Domestic	International	Domestic	International
Service cost	$—	$—	$—	$—
Interest cost	1.5	1.0	1.5	0.8
Expected return on plan assets(1)	(2.3)	(1.3)	(2.0)	(1.2)
Expected administrative expenses	0.2	—	0.1	—
Net amortization loss	—	—	—	0.6
Net periodic benefit (income) cost	$(0.6)	$(0.3)	$(0.4)	$0.2
(1)The weighted-average expected long-term rate of return on plan assets is 6.00%.
8. Earnings Per Share
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share ("EPS") for the three months ended:

	Three Months Ended
	September 2, 2023	September 3, 2022
Numerators:
Numerator for both basic and diluted EPS, Net earnings (loss) attributable to MillerKnoll, Inc. - in millions	$16.7	$25.8

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	75,327,544	75,482,572
Potentially dilutive shares resulting from stock plans	379,992	784,394
Denominator for diluted EPS	75,707,536	76,266,966
Antidilutive equity awards not included in weighted-average common shares - diluted	3,783,297	823,497

9. Stock-Based Compensation
The following table summarizes the stock-based compensation expense and related income tax effect for the three months ended:

	Three Months Ended
(In millions)	September 2, 2023	September 3, 2022
Stock-based compensation expense	$6.4	$5.4
Related income tax effect	$1.6	$1.3
Certain Company equity-based compensation awards contain provisions that allow for continued vesting into retirement. Stock-based awards are considered fully vested for expense attribution purposes when the employee's retention of the award is no longer contingent on providing subsequent service.
10. Income Taxes
The Company's process for determining the provision for income taxes for the three months ended September 2, 2023 involved using an estimated annual effective tax rate which was based on expected annual income and statutory tax rates across the various jurisdictions in which it operates. The effective tax rates were 24.4% and 18.8%, respectively, for the three month periods ended September 2, 2023 and September 3, 2022. The year over year change in the effective tax rate for the three months ended September 2, 2023 resulted from the current year quarter reporting pre-tax book income with unfavorable discrete compensation impacts in the United States. The same quarter of the prior year had favorable tax credit impacts in the United States.
For the three months ended September 2, 2023, the effective tax rate is higher than the United States federal statutory rate due to an unfavorable discrete tax adjustment in the current quarter related to stock compensation in the United States. For the three months ended September 3, 2022, the effective tax rate was lower than the United States federal statutory rate due to the favorable impact of increased foreign tax credits in the United States resulting from the recapture of prior year overall domestic loss.
The Company recognizes interest and penalties related to uncertain tax benefits through Income tax expense in its Condensed Consolidated Statements of Comprehensive Income. Interest and penalties recognized in the Company's Condensed Consolidated Statements of Comprehensive Income were negligible for the three months ended September 2, 2023 and September 3, 2022.
The Company's recorded liability for potential interest and penalties related to uncertain tax benefits was:

(In millions)	September 2, 2023	June 3, 2023
Liability for interest and penalties	$0.8	$0.7
Liability for uncertain tax positions, current	$1.6	$1.6
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
For the majority of tax jurisdictions, the Company is no longer subject to state, local, or non-United States income tax examinations by tax authorities for fiscal years before 2020.
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

The carrying value and fair value of the Company's long-term debt, including current maturities, is as follows for the periods indicated:

(In millions)	September 2, 2023	June 3, 2023
Carrying value	$1,350.1	$1,414.4
Fair value	$1,364.0	$1,378.2
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
The following table sets forth financial assets and liabilities measured at fair value through net income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of September 2, 2023 and June 3, 2023.

(In millions)	September 2, 2023		June 3, 2023
Financial Assets	NAV	Quoted Prices with Other Observable Inputs (Level 2)	NAV	Quoted Prices with Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$4.2	$—	$17.3	$—
Foreign currency forward contracts	—	0.6	—	1.3
Deferred compensation plan	—	18.0	—	16.3
Total	$4.2	$18.6	$17.3	$17.6

Financial Liabilities
Foreign currency forward contracts	—	1.3	—	1.8
Total	$—	$1.3	$—	$1.8
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

The following table sets forth financial assets and liabilities measured at fair value through other comprehensive income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of September 2, 2023 and June 3, 2023.

(In millions)		September 2, 2023	June 3, 2023
Financial Assets	Balance Sheet Location	Quoted Prices with Other Observable Inputs (Level 2)	Quoted Prices with Other Observable Inputs (Level 2)
Interest rate swap agreement	Other noncurrent assets	$67.2	$59.9
Total		$67.2	$59.9

Financial Liabilities
Interest rate swap agreement	Other liabilities	$—	$3.0
Total		$—	$3.0
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
The interest rate swaps were designated as cash flow hedges at inception and the facts and circumstances of the hedged relationships remain consistent with the initial quantitative effectiveness assessment in that the hedged instruments remain an effective accounting hedge as of September 2, 2023. Since a designated derivative meets hedge accounting criteria, the fair value of the hedge is recorded in the Consolidated Statements of Stockholders’ Equity as a component of Accumulated other comprehensive loss, net of tax. The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings. The interest rate swap agreements are assessed for hedge effectiveness on a quarterly basis.

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
The swaps above effectively converted indebtedness up to the notional amounts from a SOFR-based floating interest rate plus 0.11448% plus applicable margin to an effective fixed interest rate plus 0.11448% plus applicable margin under the terms of our Credit Agreement, as amended. Effective Fixed Interest Rates include the rates amended effective January 31, 2023, or February 3, 2023, for the first three swaps included in the chart above.
The following table summarizes the effects of the interest rate swap agreements for the three months ended:

	Three Months Ended
(In millions)	September 2, 2023	September 3, 2022
Gain recognized in Other comprehensive loss (effective portion)	$7.8	$14.3
Gain (Loss) reclassified from Accumulated other comprehensive loss into earnings	$7.4	$(0.4)
There were no gains or losses recognized in earnings for hedge ineffectiveness for the three month periods ended September 2, 2023 and September 3, 2022. The amount of gain expected to be reclassified from Accumulated other comprehensive income into earnings during the next twelve months is $30.3 million, net of tax is $22.7 million.
Redeemable Noncontrolling Interests
Changes in the Company's redeemable noncontrolling interest in HAY for the three months ended September 2, 2023 and September 3, 2022 are as follows:

(In millions)	September 2, 2023	September 3, 2022
Beginning Balance	$107.6	$106.9
Net income attributable to redeemable noncontrolling interests	(0.6)	1.6
Dividend attributable to redeemable noncontrolling interests	—	—
Cumulative translation adjustments attributable to redeemable noncontrolling interests	—	0.1
Foreign currency translation adjustments	0.6	(7.9)
Ending Balance	$107.6	$100.7
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
Changes in the warranty reserve for the stated periods were as follows:

	Three Months Ended
(In millions)	September 2, 2023	September 3, 2022
Accrual Balance — beginning	$73.9	$73.2
Accrual for warranty matters	5.2	4.3
Settlements and adjustments	(5.9)	(5.2)
Accrual Balance — ending	$73.2	$72.3
Guarantees
The Company is periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one year and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies. However, the Company is ultimately liable for claims that may occur against them. As of September 2, 2023, the Company had a maximum financial exposure related to performance bonds totaling approximately $9.6 million. The Company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The Company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded in respect to these bonds as of either September 2, 2023 or June 3, 2023.
The Company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of September 2, 2023, the Company had a maximum financial exposure from these standby letters of credit totaling approximately $13.9 million, all of which is considered usage against the Company's revolving line of credit. The Company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded with respect to these arrangements as of September 2, 2023 or June 3, 2023.
Contingencies
The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect, if any, on the Company's Consolidated Financial Statements.
13. Short-Term Borrowings and Long-Term Debt
Short-term borrowings and long-term debt as of September 2, 2023 and June 3, 2023 consisted of the following:

(In millions)	September 2, 2023	June 3, 2023
Syndicated revolving line of credit, due July 2026	$367.3	$426.7
Term Loan A, 7.1955%, due July 2026	365.0	370.0
Term Loan B, 7.4455%, due July 2028	614.1	615.6
Supplier financing program	2.4	2.1
Finance lease liability	1.3	—
Total debt	$1,350.1	$1,414.4
Less: Unamortized discount and issuance costs	(15.0)	(15.9)
Less: Current debt	(36.3)	(33.4)
Long-term debt	$1,298.8	$1,365.1
In connection with the acquisition of Knoll, in July, 2021, the Company entered into a credit agreement that provided for a syndicated revolving line of credit and two term loans. The revolving line of credit provides the Company with up to $725 million in revolving variable rate interest borrowing capacity that matures in July 2026, replacing the previous $500 million syndicated revolving line of credit. The term loans consist of a five-year senior secured term loan "A" facility with an aggregate principal amount of $400 million and a seven-year senior secured term loan "B" facility with an aggregate principal amount of $625 million, the proceeds of which were used to finance a portion of the cash consideration for the acquisition of Knoll, and to pay fees, costs, and expenses related thereto. In January 2023, the company entered into an Amendment to the credit agreement which transitioned the benchmark rate from LIBOR to the Secured Overnight Financing Rate ("SOFR") for U.S. dollar borrowings. SOFR is the recommended risk-free reference rate of the Federal Reserve Board and Alternative Reference Rates Committee, as defined within the credit agreement. The indebtedness incurred under the revolving line of credit and term loans is secured by substantially all of the Company’s tangible and intangible assets, including, without limitation, the Company’s intellectual property. The Company’s direct and indirect wholly-owned domestic subsidiaries have also guaranteed the obligations of the Company and the foreign borrowers under the revolving line of credit and term loans and pledged substantially all of their tangible and intangible assets as security for their obligations under such guarantee.
During the three months ended September 2, 2023 and the three months ended September 3, 2022, the Company made total principal payments on term loans "A" and "B" in the amounts of $5.0 million and $1.6 million, respectively.

Available borrowings under the syndicated revolving line of credit were as follows for the periods indicated:

(In millions)	September 2, 2023	June 3, 2023
Syndicated revolving line of credit borrowing capacity	$725.0	$725.0
Less: Borrowings under the syndicated revolving line of credit	367.3	426.7
Less: Outstanding letters of credit	13.9	14.1
Available borrowings under the syndicated revolving line of credit	$343.8	$284.2
Supplier Financing Program
The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations of the Company. Under this program, participating suppliers may finance payment obligations of the Company, prior to their scheduled due dates, at a discounted price to the third-party financial institution.
The Company has lengthened the payment terms for certain suppliers that have chosen to participate in the program. As a result, certain amounts due to suppliers have payment terms that are longer than standard industry practice and as such, these amounts have been excluded from “Accounts payable” in the Condensed Consolidated Balance Sheets as the amounts have been accounted for by the Company as current debt, within “Short-term borrowings and current portion of long-term debt”. As of September 2, 2023, the liability related to the supplier financing program is $2.4 million.
14. Accumulated Other Comprehensive Loss
The following table provides an analysis of the changes in accumulated other comprehensive loss for the three months ended September 2, 2023 and September 3, 2022:

(In millions)	Cumulative Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Interest Rate Swap Agreement	Accumulated Other Comprehensive Loss
Balance at June 3, 2023	$(114.0)	$(23.8)	$42.7	$(95.1)
Other comprehensive income (loss), net of tax before reclassifications	3.9	—	0.4	4.3
Reclassification from accumulated other comprehensive loss - Other, net	—	(0.1)	7.4	7.3
Tax benefit	—	—	—	—
Net reclassifications	—	(0.1)	7.4	7.3
Net current period other comprehensive income (loss)	3.9	(0.1)	7.8	11.6
Balance at September 2, 2023	$(110.1)	$(23.9)	$50.5	$(83.5)

Balance at May 28, 2022	$(93.9)	$(36.9)	$23.7	$(107.1)
Other comprehensive (loss) income, net of tax before reclassifications	(72.5)	—	14.7	(57.8)
Reclassification from accumulated other comprehensive loss - Other, net	—	0.5	(0.4)	0.1
Tax benefit	—	(0.1)	—	(0.1)
Net reclassifications	—	0.4	(0.4)	—
Net current period other comprehensive (loss) income	(72.5)	0.4	14.3	(57.8)
Balance at September 3, 2022	$(166.4)	$(36.5)	$38.0	$(164.9)
15. Operating Segments
The Company's reportable segments consist of three segments: Americas Contract ("Americas"), International Contract & Specialty ("International & Specialty"), and Global Retail ("Retail").
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
The Global Retail segment includes global operations associated with the sale of modern design furnishings and accessories to third-party retailers, as well as direct to consumer sales through eCommerce, direct-mail catalogs, and physical retail stores.
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
The following is a summary of certain key financial measures for the respective periods indicated:

	Three Months Ended
(In millions)	September 2, 2023	September 3, 2022
Net Sales:
Americas	$490.4	$537.4
International & Specialty	228.3	272.5
Retail	199.0	268.9
Total	$917.7	$1,078.8

Operating Earnings:
Americas	$41.4	$20.4
International & Specialty	11.4	27.9
Retail	2.2	17.8
Total reportable segments	$55.0	$66.1
Corporate	(14.7)	(15.3)
Total	$40.3	$50.8
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
The expenses associated with integration initiatives are included in Selling, general and administrative and the expenses associated with restructuring activities are included in Restructuring expense in the Condensed Consolidated Statements of Comprehensive Income.
Knoll Integration:
Following the Knoll acquisition, the Company announced a multi-year program (the "Knoll Integration") designed to reduce costs and integrate and optimize operations of the combined organization. The Company currently expects that the Knoll Integration will result in pre-tax cash costs that are expected to be approximately $150 million, comprised of the following categories:
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
For the three months ended September 2, 2023, we incurred $3.9 million of costs related to the Knoll Integration which was comprised of $3.4 million of exit and disposal costs related to the consolidation of facilities and $0.5 million of other integration costs.
For the three months ended September 3, 2022, we incurred $4.6 million of costs related to the Knoll Integration including: $1.2 million of severance and employee benefit costs, $1.4 million of lease termination fees, and $2.0 million of other integration costs.
The following table provides an analysis of the changes in liability balance for Knoll Integration costs that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and exit and disposal activities) for the three months ended September 2, 2023:

(In millions)	Severance and Employee Benefit	Exit and Disposal Activities	Total
June 3, 2023	$2.9	$—	$2.9
Integration Costs	—	3.4	3.4
Amounts Paid	(1.4)	(2.1)	(3.5)
Non-cash costs	—	(1.3)	(1.3)
September 2, 2023	$1.5	$—	$1.5
The Company expects that a substantial portion of the liability for the Knoll Integration as of September 2, 2023 will be paid in the balance of fiscal year 2024.
The following is a summary of integration expenses by segment for the periods indicated:

	Three Months Ended
(In millions)	September 2, 2023	September 3, 2022
Americas Contract	$3.1	$2.9
International Contract & Specialty	0.7	0.5
Retail	—	0.2
Corporate	0.1	1.0
Total	$3.9	$4.6
Restructuring Activities
During fiscal year 2023, the Company announced a series of actions that relate to the 2023 restructuring plan ("2023 restructuring plan") to reduce expenses. These restructuring activities included voluntary and involuntary reductions in workforces and charges incurred in connection with the decision to cease operating Fully as a stand-alone brand. As the result of these actions, the Company projected an annualized expense reduction of approximately $30 million to $35 million. The Company incurred $34.0 million of costs related to the 2023 restructuring plan comprised of $27.9 million of severance and employee benefit costs and $6.1 million of non-impairment charges related to the closure of the Fully business. The restructuring plan was complete in fiscal 2023 and no future costs related to this plan are expected.
During fiscal year 2024, the Company announced an action related to the 2024 restructuring plan ("2024 restructuring plan") to reduce expenses. This restructuring activity included involuntary reductions in workforces. As the result of the action, the Company projects an annualized expense reduction of approximately $5 million to $6 million. The Company incurred $5.2 million of severance and employee benefit costs related to the 2024 restructuring plan.
The following table provides an analysis of the changes in the restructuring cost reserve for the three months ended September 2, 2023:

	Severance and Employee-Related
(In millions)	2024 Restructuring Plan	2023 Restructuring Plan
June 3, 2023	$—	$7.3
Restructuring Costs	5.2	—
Amounts Paid	(1.8)	(3.8)
September 2, 2023	$3.4	$3.5
The Company expects that remaining liability for the 2023 and 2024 restructuring plans as of September 2, 2023, will be paid in fiscal year 2024.
The following is a summary of restructuring costs by segment for the periods indicated:

	Three Months Ended
(In millions)	September 2, 2023	September 3, 2022
Americas Contract	$4.3	$—
International Contract & Specialty	0.7	—
Retail	0.2	0.5
Total	$5.2	$0.5
17. Variable Interest Entities
The Company entered into long-term notes receivable with certain of its third-party owned dealers that are deemed to be variable interests in variable interest entities. The carrying value of these long-term notes receivable was $12.8 million and $6.3 million as of September 2, 2023 and June 3, 2023 respectively and represents the Company’s maximum exposure to loss. The Company is not deemed to be the primary beneficiary for any of these variable interest entities as each dealer controls the activities that most significantly impact the entity’s economic performance, including sales, marketing, and operations.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except share data)
The following is management's discussion and analysis of certain significant factors that affected the Company's financial condition, earnings and cash flows during the periods included in the accompanying Condensed Consolidated Financial Statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 3, 2023. References to “Notes” are to the footnotes included in the accompanying Condensed Consolidated Financial Statements.
Business Overview
The Company researches, designs, manufactures, sells, and distributes interior furnishings for use in various environments including office, healthcare, educational, and residential settings and provides related services that support companies all over the world. The Company's products are sold through independent contract office furniture dealers, retail studios, the Company’s eCommerce platforms, direct mail catalogs, as well as direct customer sales and sales through independent retailers. The following is a summary of results for the three months ended September 2, 2023:
•Net sales were $917.7 million and orders were $913.7 million, representing a decrease of 14.9% and 9.8%, respectively, when compared to the same quarter of the prior year. On an organic basis, which excludes the impact of foreign currency translation, an additional week in the prior year and the impact of the closure of the Fully business, Net sales were $912.3 million(*) and orders were $906.4 million(*), representing an organic decrease of 6.9% and 1.3%, respectively, when compared to the same quarter of the prior year.
•Gross margin was 39.0% as compared to 34.5% for the same quarter of the prior year. The increase in Gross margin was driven primarily by the impact of price increase actions, reduced costs associated with commodities, inventory handling and freight costs, as well as from the realization of synergies associated with the Knoll integration.
•Operating expenses decreased by $3.0 million or 0.9% as compared to the same quarter of the prior year. The decrease was driven primarily by the impact of the additional week in the prior year, reduced spending on product development costs and the realization of cost synergies as a result of optimization of our organizational structure. These cost reductions were offset in part by increased compensation and benefit costs and an increase in restructuring costs as compared to the prior year.
•As of the end of the first quarter, the Company has captured $142 million in annualized run rate synergies following the close of the Knoll acquisition in the first quarter of Fiscal 2022. The Company continues to make further progress on integration plans and now expects total run-rate cost synergies to equal $160 million per year by July 2024 (three years following the acquisition closing date).
•The effective tax rate was 24.4% compared to 18.8% for the same quarter of the prior year. The prior year tax rate benefited from the recapture of a foreign tax credit benefit which significantly outpaced the current year benefit. Additionally, the current quarter tax rate was hampered by a larger unfavorable tax adjustment related to stock compensation than the prior year.
•Diluted earnings per share was $0.22 as compared to earnings per share of $0.34 in the prior year. Excluding integration related costs, restructuring costs, and the amortization of intangible assets purchased as part of the Knoll acquisition, adjusted diluted earnings per share was $0.37(*), a 15.9%(*) decrease as compared to prior year adjusted diluted earnings per share.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."
The following summary includes the Company's view of the economic environment in which it operates:
•During the quarter the Company continued to experience the impact of economic uncertainty in many of the geographies and markets in which we operate. The Company believes that our first quarter financial results reflect how our diversified business model, with brands across multiple channels, customer segments and geographies, provides risk diversification, and opportunities for long-term future growth.

•The Americas Contract segment in the first quarter reported Net sales totaling $490.4 million, down 8.7% compared to the prior year period on a reported basis and down 1.7%(*) organically. Americas Contract had new orders of $487.3 million, which was a decrease of 4.7% from the prior year, and up 2.1%(*) on an organic basis.
•The International Contract & Specialty segment delivered Net sales in the first quarter of $228.3 million, a decrease of 16.2% from the year-ago period on a reported basis and a decrease of 10.9%(*) organically. New orders in this segment totaled $227.9 million, representing a year-over-year decrease of 9.7% on a reported basis and a decrease of 3.6%(*) organically.
•Net sales in the first quarter for the Global Retail segment totaled $199.0 million, a decrease of 26.0% over the same quarter last year on a reported basis and a decrease of 13.6%(*) organically. Orders in the quarter totaled $198.5 million, down 20.4% compared to the same period last year on a reported basis and down 6.4%(*) organically. The decline in year over year orders reflect the impact of a slowdown in the North American housing market and general economic uncertainty.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."
The Company's fiscal year is the 52 or 53 week period ending on the Saturday closest to May 31. The fiscal year ending June 1, 2024 contains 52 weeks, while fiscal year ended June 3, 2023 ("fiscal 2023") contained 53 week. The first quarter of fiscal 2024 contained 13 weeks and the first quarter of fiscal 2023 contained 14 weeks. This is a factor that should be considered when comparing the Company's year to date financial results to the prior year period.
The remaining sections within Item 2 include additional analysis of the three months ended September 2, 2023, including discussion of significant variances compared to the prior year periods.
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
Adjusted Earnings per Share represents reported diluted earnings per share excluding the impact from amortization of Knoll purchased intangibles, integration charges, restructuring expenses, and the related tax effect of these adjustments. These adjustments are described further below.
Organic Growth (Decline) represents the change in sales and orders, excluding currency translation effects, the impact of an additional week in the fiscal 2023 and the impact of the closure of the Fully business.
The adjustments made to arrive at these non-GAAP financial measures are as follows:
•Amortization of Knoll Purchased Intangibles: Includes expenses associated with the amortization of acquisition related intangibles acquired as part of the Knoll acquisition. The revenue generated by the associated intangible assets has not been excluded from the related non-GAAP financial measure. We exclude the impact of the amortization of Knoll purchased intangibles as such non-cash amounts were significantly impacted by the size of the Knoll acquisition. Furthermore, we believe that this adjustment enables better comparison of our results as Amortization of Knoll Purchased Intangibles will not recur in future periods once such intangible assets have been fully amortized. Any future acquisitions may result in the amortization of additional intangible assets. Although we exclude the Amortization of Knoll Purchased Intangibles in these non-GAAP measures, we believe that it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation.

•Integration Charges: Knoll integration-related costs include severance, accelerated stock-based compensation expenses, asset impairment charges, and expenses related to synergy realization efforts and reorganization initiatives.
•Restructuring charges: Includes actions involving targeted workforce reductions.
•Tax related items: We excluded the income tax benefit/provision effect of the tax related items from our non-GAAP measures because they are not associated with the tax expense on our ongoing operating results.
The following tables reconciles Net sales to Net sales, organic for the periods ended as indicated below:

	Three Months Ended
	September 2, 2023
	Americas	International & Specialty	Retail	Total
Net sales, as reported	$490.4	$228.3	$199.0	$917.7
% change from PY	(8.7)%	(16.2)%	(26.0)%	(14.9)%

Adjustments
Currency translation effects (1)	(0.4)	(3.0)	(2.0)	(5.4)
Net sales, organic	$490.0	$225.3	$197.0	$912.3
% change from PY	(1.7)%	(10.9)%	(13.6)%	(6.9)%

	Three Months Ended
	September 3, 2022
	Americas	International & Specialty	Retail	Total
Net sales, as reported	$537.4	$272.5	$268.9	$1,078.8

Adjustments
Fully closure	—	—	(22.8)	(22.8)
Impact of Extra Week in FY23	(38.7)	(19.6)	(18.2)	(76.5)
Net sales, organic	$498.7	$252.9	$227.9	$979.5
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period

The following tables reconcile orders as reported to organic orders for the periods ended as indicated below:

	Three Months Ended
	September 2, 2023
	Americas	International and Specialty	Retail	Total
Orders, as reported	$487.3	$227.9	$198.5	$913.7
% change from PY	(4.7)%	(9.7)%	(20.4)%	(9.8)%

Adjustments
Currency translation effects (1)	(2.3)	(2.9)	(2.1)	(7.3)
Orders, organic	$485.0	$225.0	$196.4	$906.4
% change from PY	2.1%	(3.6)%	(6.4)%	(1.3)%

	Three Months Ended
	September 3, 2022
	Americas	International and Specialty	Retail	Total
Orders, as reported	$511.3	$252.4	$249.4	$1,013.1

Adjustments
Fully closure	—	—	(23.0)	(23.0)
Impact of Extra Week in FY23	(36.2)	(18.9)	(16.6)	(71.7)
Orders, organic	$475.1	$233.5	$209.8	$918.4
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period.

The following table reconciles earnings per share - diluted to adjusted earnings per share - diluted for the periods ended as indicated below:

	Three Months Ended
	September 2, 2023	September 3, 2022
Earnings per share - diluted	$0.22	$0.34

Add: Amortization of Knoll purchased intangibles	0.08	0.08
Add: Integration charges	0.07	0.06
Add: Restructuring charges	0.05	0.01
Tax impact on adjustments	(0.05)	(0.05)
Adjusted earnings per share - diluted	$0.37	$0.44
Weighted average shares outstanding (used for calculating adjusted earnings per share) – diluted	75,707,536	76,266,966

Key Highlights
The following table presents certain key highlights from the results of operations for the three months ended:

	Three Months Ended
(In millions, except share data)	September 2, 2023	September 3, 2022	% Change
Net sales	$917.7	$1,078.8	(14.9)%
Cost of sales	559.6	706.7	(20.8)%
Gross margin	358.1	372.1	(3.8)%
Operating expenses	317.8	321.3	(1.1)%
Operating earnings	40.3	50.8	(20.7)%
Other expenses, net	19.2	17.1	12.3%
Earnings before income taxes and equity income	21.1	33.7	(37.4)%
Income tax expense	5.1	6.3	(19.0)%
Equity income from nonconsolidated affiliates, net of tax	0.1	—	—%
Net earnings	16.1	27.4	(41.2)%
Net (loss) earnings attributable to redeemable noncontrolling interests	(0.6)	1.6	n/a
Net earnings (loss) attributable to MillerKnoll, Inc.	$16.7	$25.8	(35.3)%
Earnings per share - basic	$0.22	$0.34	(35.3)%
Orders	$913.7	$1,013.1	(9.8)%
Backlog	$694.0	$868.6	(20.1)%
The following table presents select components of the Company's Condensed Consolidated Statements of Comprehensive (Loss) Income as a percentage of Net sales, for the three months ended:

	Three Months Ended
	September 2, 2023	September 3, 2022
Net sales	100.0%	100.0%
Cost of sales	61.0	65.5
Gross margin	39.0	34.5
Operating expenses	34.6	29.8
Operating earnings	4.4	4.7
Other expenses, net	2.1	1.6
Earnings before income taxes and equity income	2.3	3.1
Income tax expense	0.6	0.6
Equity income from nonconsolidated affiliates, net of tax	—	—
Net earnings	1.8	2.5
Net (loss) earnings attributable to redeemable noncontrolling interests	(0.1)	0.1
Net earnings (loss) attributable to MillerKnoll, Inc.	1.8	2.4

Net Sales
The following chart presents graphically the primary drivers of the year-over-year change in Net sales for the three months ended September 2, 2023. The amounts presented in the graph are expressed in millions and have been rounded.
Net sales decreased $161 million or 14.9% in the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023. The following items contributed to the change:
•The additional week during the first quarter of the prior year contributed to approximately $77 million of the net sales decrease.
•Decreased sales volume within the Global Retail, International & Specialty, and Americas segments of approximately $24 million, $34 million and $46 million, respectively.
•Decrease of $24 million related to the closure of the Fully business that occurred in the prior year. Offset in part by:
•Incremental price increases, net of incremental price discounting, which drove an increase in Net sales of approximately $39 million.
•Foreign currency translation increased Net sales by approximately $5 million.
Gross Margin
Gross margin was 39.0% in the first quarter of fiscal 2024 as compared to 34.5% in the first quarter of fiscal 2023. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:
•Price increases, net of incremental discounting, contributed to margin improvement of approximately 280 basis points.
•Reduction in costs from commodities, storage and handling costs, freight and product distribution costs, as compared to the same period of the prior year which increased gross margin by approximately 220 basis points.
•Savings from the realization of incremental synergies associated with the Knoll acquisition as compared to the same period in the prior year.
•Loss of leverage on lower sales volumes offset the favorable drivers above by approximately 100 basis points.

Operating Expenses
The following chart presents graphically the primary drivers of the year-over-year change in Operating expenses for the three months ended September 2, 2023. The amounts presented in the graphs are expressed in millions and have been rounded.

Operating expenses decreased by $3 million or 1.1% in the first quarter of fiscal 2024 compared to the prior year period. The following factors contributed to the change:
•The impact of an extra week in the first quarter of fiscal 2023 decreased operating expenses by approximately $10 million in the current period.
•Product development costs decreased approximately $4 million, primarily in the Americas and Retail segments; and
•Variable selling costs decreased by approximately $3 million. These decreases were offset in part by:
•Compensation and benefit costs, which increased approximately $8 million, driven by changes in variable-based compensation and incentives;
•Restructuring charges related to reductions in the Company's workforce contributed to an increase in Operating expenses of approximately $5 million; and
•Favorable foreign currency translation of approximately $1 million.
Other Income/Expense
During the three months ended September 2, 2023, net Other expense was $19.2 million, representing an increase of $2.1 million compared to the same period in the prior year, driven primarily by increased interest expense as compared to the same period of the prior year.
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
The charts below present the relative mix of Net sales and Operating earnings across each of the Company's segments during the three month period ended September 2, 2023. This is followed by a discussion of the Company's results, by reportable segment. The amounts presented in the charts are in millions and have been rounded.

Americas Contract

	Three Months Ended
(Dollars in millions)	September 2, 2023	September 3, 2022	Change
Net sales	$490.4	$537.4	$(47.0)
Gross margin	174.8	144.2	30.6
Gross margin %	35.6%	26.8%	8.8%
Operating earnings	41.4	20.4	21.0
Operating earnings %	8.4%	3.8%	4.6%
For the three month comparative period, Net sales decreased 8.7%, or 1.7%(*) on an organic basis, over the prior year period due to:
•Decreased sales volumes within the segment of approximately $46 million, driven by the impact of a challenging macro-economic environment; as well as
•The impact of an additional week in the same period of the prior year, which reduced sales approximately $39 million; offset by
•Price increases, net of incremental discounting of $38 million.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."
For the three month comparative period, operating earnings increased $21.0 million, or 102.9%, over the prior year period due to:
•Increased Gross margin of $31 million due to the increased gross margin percentage of 880 basis points, which more than offset the decrease in net sales discussed above. The increase in gross margin percentage was due primarily to:
◦The impact of incremental list price increases, net of contract price discounting which provided an approximately 500 basis point improvement over the prior year; and
◦Decreased commodity costs which provided an improvement of approximately 300 basis points; as well as
◦The favorable impact of realization of synergies associated with the Knoll acquisition. Partially offset by;
•Increased Operating expenses of $10 million driven primarily by an increase in variable compensation costs, offset in part by a reduction in costs as compared to the prior year associated with the additional week in the prior year period.
International Contract & Specialty

	Three Months Ended
(Dollars in millions)	September 2, 2023	September 3, 2022	Change
Net sales	$228.3	$272.5	$(44.2)
Gross margin	96.9	113.4	(16.5)
Gross margin %	42.4%	41.6%	0.8%
Operating earnings	11.4	27.9	(16.5)
Operating earnings %	5.0%	10.2%	(5.2)%
For the three month comparative period, Net sales decreased 16.2%, or 10.9%(*) on an organic basis, over the prior year period due to:
•Decline in sales volume of approximately $34 million driven mainly by challenging macroeconomic conditions in Europe and China.
•Impact of the extra week in the prior year period, which drove a decrease of $20 million; offset by
•Price increases, net of incremental discounting of $7 million.
•Favorable foreign currency translation of approximately $3 million.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."
For the three month comparative period, operating earnings decreased $16.5 million, or 59.1%, over the prior year period due to:
•Decreased Gross margin of $17 million due to the decrease in net sales discussed above, which more than offset an increase in gross margin percentage of 80 basis points due primarily to the benefit from price increase actions.
•Operating expenses decreased approximately $4 million due to the additional week in the prior year which was largely offset by an increase in variable compensation costs in the current year. As a result, operating expenses were flat as compared to the same period of the prior year and did not contribute to the decrease in operating earnings.
Global Retail

	Three Months Ended
(Dollars in millions)	September 2, 2023	September 3, 2022	Change
Net sales	$199.0	$268.9	$(69.9)
Gross margin	86.4	114.5	(28.1)
Gross margin %	43.4%	42.6%	0.8%
Operating earnings	2.2	17.8	(15.6)
Operating earnings %	1.1%	6.6%	(5.5)%
For the three month comparative period, Net sales decreased 26.0%, and decreased 13.6%(*) on an organic basis, over the prior year period due to:
•A decrease in sales volume of approximately $24 million, driven by a slowdown in the North American housing market and a continuation of general economic uncertainty; and
•Decrease of $24 million related to the closure of the Fully business that occurred in the prior year; and
•The additional week during the first quarter of the prior year contributed to approximately $18 million of the net sales decrease; and
•Incremental discounting, net of price increases which decreased sales by $6 million; offset by:
•Favorable foreign currency translation of approximately $2 million.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."
For the three month comparative period, Operating earnings decreased $16 million or 87.6% over the prior year period due to:
•Decreased Gross margin of $28 million due to the decrease in sales explained above, which more than offset an increased gross margin percentage of 80 basis points attributable to the favorable impact of reduced costs as compared to the prior year associated with product distribution and inventory handling; offset in part by
•Decreased Operating expenses of $13 million driven primarily by decreased variable selling costs and decreased product development costs as well as the additional week in the prior year period .
Corporate
Corporate unallocated expenses totaled $15 million for the first quarter of fiscal 2024, a decrease of $0.6 million from the first quarter of fiscal 2023. The decrease was driven primarily by a reduction in integration costs as compared to the same period of the prior year.
Liquidity and Capital Resources
The table below summarizes the net change in Cash and cash equivalents for the three months ended as indicated.

(In millions)	September 2, 2023	September 3, 2022
Cash provided by (used in):
Operating activities	$130.9	$(64.8)
Investing activities	(26.3)	(10.2)
Financing activities	(111.1)	77.0
Effect of exchange rate changes	0.5	(16.5)
Net change in Cash and cash equivalents	$(6.0)	$(14.5)
Cash Flows - Operating Activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture, distribute, and market our products. Net cash provided by operating activities for the three months ended September 2, 2023 totaled $130.9 million, as compared to cash used of $64.8 million in the same period of the prior year. The increase in cash inflow is due primarily to a reduction in working capital. Our working capital consists primarily of receivables from customers, inventory, prepaid expenses, accounts payable, accrued compensation, and accrued other expenses. The following all affected these account balances:
•The timing of collection of our receivables;
•Effective inventory management resulting in reduced inventory levels; and
•Increased variable compensation in the current quarter.
Cash Flows - Investing Activities
Cash used in investing activities for the three months ended September 2, 2023 was $26.3 million, as compared to $10.2 million in the same period of the prior year. The increase in cash outflow in the current year, compared to the prior year, was primarily due to the advancement of $13.5 million of cash against the value of company owned life insurance policies received in the three months ended September 3, 2022. This is reflected as cash proceeds from investing activities in the Consolidated Statement of Cash Flows.
At the end of the first quarter of fiscal 2024, there were outstanding commitments for capital purchases of $14.0 million. The Company plans to fund these commitments through a combination of cash on hand and cash flows from operations. The Company expects full-year capital purchases to be between $80 million and $100 million, which will be primarily related to investments in the Company's facilities and equipment. This compares to full-year capital spending of $83.3 million in fiscal 2023. Capital expenditures for the first three months of fiscal 2023 of $19.9 million were $2.6 million more than the same period of the prior year.
Cash Flows - Financing Activities
Cash used in financing activities for the three months ended September 2, 2023 was $111.1 million, as compared to cash provided by financing activities of $77.0 million in the same period of the prior year. The increase in cash used in the current year, compared to the prior year, was primarily due to net payments on the credit agreement of $59.4 million in the current year compared to net borrowings of $110.9 million in the same period of the prior year.
During the three months ended September 2, 2023 we repurchased 1.7 million shares at a cost of $31.7 million, compared to share repurchases totaling $14.2 million in the same period of the prior year.
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
At the end of the first quarter of fiscal 2024, the Company had a well-positioned balance sheet and liquidity profile. The Company has access to liquidity through credit facilities, cash and cash equivalents, and short-term investments. These sources have been summarized below. For additional information, refer to Note 13 to the Condensed Consolidated Financial Statements.

(In millions)	September 2, 2023	June 3, 2023
Cash and cash equivalents	$217.5	$223.5
Availability under syndicated revolving line of credit	343.8	284.2
Total liquidity	$561.3	$507.7
Of the Cash and cash equivalents noted above at the end of the first quarter of fiscal 2024, the Company had $205.3 million of Cash and cash equivalents held outside the United States.
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
As of September 2, 2023, the total debt outstanding related to borrowings under the syndicated revolving line of credit was $367.3 million with available borrowings against this facility of $343.8 million.
The Company intends to repatriate $142.8 million of undistributed foreign earnings all of which is held in cash in certain foreign jurisdictions with the remainder recorded in working capital. The Company has recorded a $5.8 million deferred tax liability related to foreign withholding taxes on these future dividends received in the U.S. from foreign subsidiaries. A significant portion of the $142.8 million of undistributed foreign earnings was previously taxed under the U.S. Tax Cut and Jobs Act (TCJA). The Company intends to remain indefinitely reinvested in the remaining undistributed earnings outside the U.S. which is estimated to be approximately $282.2 million on September 2, 2023.
The Company believes cash on hand, cash generated from operations, and borrowing capacity will provide adequate liquidity to fund near term and foreseeable future business operations, capital needs, future dividends and share repurchases, subject to financing availability in the marketplace.
Contractual Obligations
Contractual obligations associated with ongoing business and financing activities will require cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments as of June 3, 2023 was provided in the Company's Annual Report on Form 10-K for the year ended June 3, 2023. There have been no material changes in such obligations since that date.
Guarantees
See Note 12 to the Condensed Consolidated Financial Statements.
Variable Interest Entities
See Note 17 to the Condensed Consolidated Financial Statements.
Contingencies
See Note 12 to the Condensed Consolidated Financial Statements.
Critical Accounting Policies
The Company strives to report financial results clearly and understandably. The Company follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which require certain estimates and judgments that affect the financial position and results of operations for the Company. The Company continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Company's Annual Report on Form 10-K for the year ended June 3, 2023.
New Accounting Standards
See Note 2 to the Condensed Consolidated Financial Statements.

Cautionary Note Regarding Forward-Looking Statements
This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to future events and anticipated results of operations, business strategies, the anticipated benefits of our acquisition of Knoll, the anticipated impact of the Knoll acquisition on the combined company’s business and future financial and operating results, the expected amount and timing of synergies from the Knoll acquisition, and other aspects of our operations or operating results. These forward-looking statements generally can be identified by phrases such as “will,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates” or other words or phrases of similar import. It is uncertain whether any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do, what impact they will have on the results of operations and financial condition of MillerKnoll or the price of MillerKnoll’s stock. These forward-looking statements involve certain risks and uncertainties, many of which are beyond MillerKnoll’s control, that could cause actual results to differ materially from those indicated in such forward-looking statements, including but not limited to: general economic conditions; the impact of any government policies and actions to protect the health and safety of individuals or to maintain the functioning of national or global economies, and the Company's response to any such policies and actions; the impact of public health crises, such as pandemics and epidemics; risks related to the additional debt incurred in connection with the Knoll acquisition; MillerKnoll’s ability to comply with its debt covenants and obligations; the risk that the anticipated benefits of the Knoll acquisition will be more costly to realize than expected; the effect of the announcement of the Knoll acquisition on the ability of MillerKnoll to retain and hire key personnel and maintain relationships with customers, suppliers and others with whom MillerKnoll does business, or on MillerKnoll’s operating results and business generally; the ability to successfully integrate Knoll’s operations; the ability of MillerKnoll to implement its plans, forecasts and other expectations with respect to MillerKnoll’s business after the completion of the Knoll acquisition and realize expected synergies; business disruption following the Knoll acquisition; the availability and pricing of raw materials; the financial strength of our dealers and the financial strength of our customers; the success of newly-introduced products; the pace and level of government procurement; and the outcome of pending litigation or governmental audits or investigations. For additional information about other factors that could cause actual results to differ materially from those described in the forward-looking statements, please refer to MillerKnoll’s periodic reports and other filings with the SEC, including the risk factors identified in our Annual Report on Form 10-K for the year ended June 3, 2023. The forward-looking statements included in this report are made only as of the date hereof. MillerKnoll does not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances, except as required by law.
Item 3: Quantitative and Qualitative Disclosures About Market Risk
The information concerning quantitative and qualitative disclosures about market risk contained in the Company’s Annual Report on Form 10-K for the year ended June 3, 2023 has not changed materially. The nature of market risks from interest rates and commodity prices has not changed materially during the first three months of fiscal 2024.
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
In the normal course of business, the Company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the Company conducts its business are the British pound sterling, euro, Canadian dollar, Japanese yen, Mexican peso, Hong Kong dollar, Chinese renminbi, and the Danish krone. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes. The net gain or loss upon settlement and the change in fair value of outstanding contracts is recorded as a component of Other (income) expense.

Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 2, 2023, and the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company's disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended September 2, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1: Legal Proceedings
There have been no material changes in the Company's legal proceedings from those set forth in the Company's Annual Report on Form 10-K for the year ended June 3, 2023.
Item 1A: Risk Factors
There have been no material changes in the Company's risk factors from those set forth in the Company's Annual Report on Form 10-K for the year ended June 3, 2023.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company has one share repurchase plan authorized by the Board of Directors on January 16, 2019, which provides a share repurchase authorization of $250.0 million with no specified expiration date. The approximate dollar value of shares available for purchase under the plan at September 2, 2023 was $188.5 million.
The following is a summary of share repurchase activity during the fiscal quarter ended September 2, 2023.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions) (1)
6/4/2023 - 7/1/2023	—	$—	—	$220.5
7/2/2023 - 7/29/2023	400,942	$18.33	400,942	$213.2
7/30/2023 - 9/2/2023	1,269,193	$19.42	1,269,193	$188.5
Total	1,670,135		1,670,135

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
Item 5: Other Information
During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a "Rule 10b5-1 Trading Arrangement" or "Non-Rule 10b5-1 Trading Arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 6: Exhibits
The following exhibits (listed by number corresponding to the Exhibit table as Item 601 in Regulation S-K) are filed with this Report:
Exhibit Number    Document
10.1    MillerKnoll, Inc. 2020 Long-Term Incentive Plan Global Restricted Stock Unit Award Agreement*
10.2    MillerKnoll, Inc. 2020 Long-Term Incentive Plan Global Stock Option Agreement*
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
MillerKnoll, Inc.

October 11, 2023	/s/ Andrea R. Owen
Andrea R. Owen
President and Chief Executive Officer
(Duly Authorized Signatory for Registrant)

October 11, 2023	/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer
(Duly Authorized Signatory for Registrant)