Form 10-Q
period 2023-12-02
MILLERKNOLL, INC.
filed 2024-01-10
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 2, 2023
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

As of January 5, 2024, MillerKnoll, Inc. had 72,818,258 shares of common stock outstanding.

MillerKnoll, Inc.
Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements
MillerKnoll, Inc.
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions, except share data)	Three Months Ended		Six Months Ended
(Unaudited)	December 2, 2023	December 3, 2022	December 2, 2023	December 3, 2022
Net sales	$949.5	$1,066.9	$1,867.2	$2,145.7
Cost of sales	577.5	699.3	1,137.1	1,406.0
Gross margin	372.0	367.6	730.1	739.7
Operating expenses:
Selling, general and administrative	287.6	290.8	578.1	587.7
Restructuring expense	1.8	14.7	7.0	15.2
Design and research	22.2	23.4	44.3	47.3
Total operating expenses	311.6	328.9	629.4	650.2
Operating earnings	60.4	38.7	100.7	89.5
Interest expense	19.8	18.3	39.0	35.0
Interest and other investment (income) expense	(1.3)	(0.7)	(3.5)	(1.1)
Other (income) expense, net	(2.4)	(0.5)	(0.2)	0.3
Earnings before income taxes and equity income	44.3	21.6	65.4	55.3
Income tax expense	9.5	4.3	14.6	10.6
Equity (loss) income from nonconsolidated affiliates, net of tax	(0.4)	0.2	(0.3)	0.2
Net earnings	34.4	17.5	50.5	44.9
Net earnings attributable to redeemable noncontrolling interests	0.9	1.5	0.3	3.1
Net earnings attributable to MillerKnoll, Inc.	$33.5	$16.0	$50.2	$41.8

Earnings per share - basic	$0.45	$0.21	$0.67	$0.55
Earnings per share - diluted	$0.45	$0.21	$0.67	$0.55

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	$7.3	$44.2	$11.2	$(28.3)
Pension and post-retirement liability adjustments	—	0.4	(0.1)	0.8
Unrealized (loss) gain on interest rate swap agreement	(7.9)	7.2	(0.1)	21.5
Other comprehensive (loss) income, net of tax	$(0.6)	$51.8	$11.0	$(6.0)
Comprehensive income	33.8	69.3	61.5	38.9
Comprehensive income attributable to redeemable noncontrolling interests	0.9	1.4	0.3	3.1
Comprehensive income attributable to MillerKnoll, Inc.	$32.9	$67.9	$61.2	$35.8
See accompanying notes to Condensed Consolidated Financial Statements.

MillerKnoll, Inc.
Condensed Consolidated Balance Sheets

(Dollars in millions, except share data)
(Unaudited)	December 2, 2023	June 3, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$225.8	$223.5
Accounts receivable, net of allowance of $9.5 and $6.4	319.9	334.1
Unbilled accounts receivable	24.9	29.4
Inventories, net	448.2	487.4
Prepaid expenses	82.0	92.7
Assets held for sale	4.6	—
Other current assets	8.9	9.1
Total current assets	1,114.3	1,176.2
Property and equipment, at cost	1,578.6	1,570.7
Less — accumulated depreciation	(1,060.7)	(1,034.4)
Net property and equipment	517.9	536.3
Right of use assets	382.5	415.9
Goodwill	1,227.6	1,221.7
Indefinite-lived intangibles	482.7	480.7
Other amortizable intangibles, net of accumulated amortization of $205.0 and $185.2	297.0	313.1
Other noncurrent assets	133.5	130.9
Total Assets	$4,155.5	$4,274.8

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$250.7	$269.5
Short-term borrowings and current portion of long-term debt	38.8	33.4
Accrued compensation and benefits	95.8	61.7
Short-term lease liability	76.1	77.1
Accrued warranty	18.8	20.8
Customer deposits	92.9	93.8
Other accrued liabilities	140.7	146.5
Total current liabilities	713.8	702.8
Long-term debt	1,278.2	1,365.1
Pension and post-retirement benefits	7.7	7.5
Lease liabilities	360.7	393.7
Other liabilities	264.9	265.5
Total Liabilities	2,625.3	2,734.6
Redeemable noncontrolling interests	109.6	107.6
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 73,077,659 and 75,698,670 shares issued and outstanding in fiscal 2024 and 2023, respectively)	14.6	15.1
Additional paid-in capital	791.5	836.5
Retained earnings	698.6	676.1
Accumulated other comprehensive loss	(84.1)	(95.1)
Total Stockholders' Equity	1,420.6	1,432.6
Total Liabilities, Redeemable Noncontrolling Interests, and Stockholders' Equity	$4,155.5	$4,274.8
See accompanying notes to Condensed Consolidated Financial Statements.

MillerKnoll, Inc.
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Six Months Ended
(Unaudited)	December 2, 2023	December 3, 2022
Cash Flows from Operating Activities:
Net earnings	$50.5	$44.9
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	74.6	77.7
Stock-based compensation	11.7	10.9
Amortization of deferred financing costs	2.3	2.3
Loss on sale of equity method investment	0.4	—
Deferred taxes	(0.3)	(0.3)
Restructuring expense	7.0	15.2
Decrease (increase) in current assets	71.0	(34.7)
(Decrease) in current liabilities	(1.7)	(111.9)
Other, net	(2.1)	(9.4)
Net Cash Provided by (Used in) Operating Activities	213.4	(5.3)

Cash Flows from Investing Activities:
Notes receivables issued	(7.1)	(4.5)
Proceeds from the sale of equity method investment	3.5	—
Capital expenditures	(39.9)	(40.3)
Proceeds from loan on cash surrender value of life insurance	—	13.5
Other, net	2.2	(0.7)
Net Cash (Used in) Investing Activities	(41.3)	(32.0)

Cash Flows from Financing Activities:
Repayments of long-term debt	(13.1)	(13.1)
Proceeds from credit facility	386.1	559.3
Repayments of credit facility	(457.8)	(492.3)
Dividends paid	(28.1)	(28.4)
Common stock issued	1.9	2.5
Common stock repurchased and retired	(60.0)	(14.3)
Other, net	0.2	(2.1)
Net Cash (Used in) Provided by Financing Activities	(170.8)	11.6

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1.0	(7.1)
Net Increase (Decrease) in Cash and Cash Equivalents	2.3	(32.8)

Cash and Cash Equivalents, Beginning of Period	223.5	230.3
Cash and Cash Equivalents, End of Period	$225.8	$197.5
See accompanying notes to Condensed Consolidated Financial Statements.

MillerKnoll, Inc.
Condensed Consolidated Statements of Stockholders' Equity

	Six Months Ended December 2, 2023
(Dollars in millions, except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation Plan	MillerKnoll, Inc. Stockholders' Equity
(Unaudited)	Shares	Amount
June 3, 2023	75,698,670	$15.1	$836.5	$676.1	$(95.1)	$—	$1,432.6
Net earnings	—	—	—	16.7	—	—	16.7
Other comprehensive income, net of tax	—	—	—	—	11.6	—	11.6
Stock-based compensation expense	(983)	—	6.4	—	—	—	6.4
Restricted and performance stock units released	332,566	0.1	0.1	—	—	—	0.2
Employee stock purchase plan issuances	45,107	—	0.9	—	—	—	0.9
Repurchase and retirement of common stock	(1,670,135)	(0.3)	(31.7)	—	—	—	(32.0)
Dividends declared ($0.1875 per share)	—	—	—	(14.1)	—	—	(14.1)
September 2, 2023	74,405,225	$14.9	$812.2	$678.7	$(83.5)	$—	$1,422.3
Net earnings	—	—	—	33.5	—	—	33.5
Other comprehensive income, net of tax	—	—	—	—	(0.6)	—	(0.6)
Stock-based compensation expense	—	—	5.3	—	—	—	5.3
Exercise of stock options	19,429	—	0.4	—	—	—	0.4
Restricted and performance stock units released	11,887	—	—	—	—	—	—
Employee stock purchase plan issuances	31,669	—	1.3	—	—	—	1.3
Repurchase and retirement of common stock	(1,390,551)	(0.3)	(27.7)	—	—	—	(28.0)
Dividends declared ($0.1875 per share)	—	—	—	(13.7)	—	—	(13.7)
Other	—	—	—	0.1	—	—	0.1
December 2, 2023	73,077,659	$14.6	$791.5	$698.6	$(84.1)	$—	$1,420.6

	Six Months Ended December 3, 2022
(Dollars in millions, except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation Plan	MillerKnoll, Inc. Stockholders' Equity
(Unaudited)	Shares	Amount
May 28, 2022	75,824,241	$15.2	$825.7	$693.3	$(107.1)	$—	$1,427.1
Net earnings	—	—	—	25.8	—	—	25.8
Other comprehensive loss, net of tax	—	—	—	—	(57.8)	—	(57.8)
Stock-based compensation expense	(13,474)	—	5.4	—	—	—	5.4
Exercise of stock options	43,469	—	1.0	—	—	—	1.0
Restricted and performance stock units released	160,551	—	0.1	—	—	—	0.1
Employee stock purchase plan issuances	35,753	—	0.8	—	—	—	0.8
Repurchase and retirement of common stock	(494,509)	(0.1)	(14.2)	—	—	—	(14.3)
Dividends declared ($0.1875 per share)	—	—	—	(14.3)	—	—	(14.3)
Other	—	—	0.5	0.5	—	—	1.0
September 3, 2022	75,556,031	$15.1	$819.3	$705.3	$(164.9)	$—	$1,374.8
Net earnings	—	—	—	16.0	—	—	16.0
Other comprehensive income, net of tax	—	—	—	—	51.8	—	51.8
Stock-base compensation expense	(2,476)	—	5.5	—	—	—	5.5
Restricted and performance stock units released	8,763	—	0.1	—	—	—	0.1
Employee stock purchase plan issuances	44,010	—	0.7	—	—	—	0.7
Repurchase and retirement of common stock	(3,222)	—	(0.1)	—	—	—	(0.1)
Dividends declared ($0.1875 per share)	—	—	—	(14.3)	—	—	(14.3)
Other	—		$0.2	$(0.4)	$—	$—	(0.2)
December 3, 2022	75,603,106	$15.1	$825.7	$706.6	$(113.1)	$—	$1,434.3

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
The accompanying unaudited Condensed Consolidated Financial Statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly the financial position of the Company as of December 2, 2023. Operating results for the three and six months ended December 2, 2023 are not necessarily indicative of the results that may be expected for the year ending June 1, 2024 ("fiscal 2024"). These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 3, 2023 ("fiscal 2023"). All intercompany transactions have been eliminated in the Condensed Consolidated Financial Statements. The financial statements of equity method investments are not consolidated.
The Company's fiscal year is the 52 or 53 week period ending on the Saturday closest to May 31. The fiscal year ending June 1, 2024 contains 52 weeks, while fiscal year ended June 3, 2023 ("fiscal 2023") contained 53 weeks. The first quarter of fiscal 2024 contained 13 weeks and the first quarter of fiscal 2023 contained 14 weeks.
Investments in Nonconsolidated Affiliates
On October 30, 2023, the Company sold its 48.2% investment in Global Holdings Netherlands B.V., which owns 100% of Maars Holding B.V. ("Maars") for total purchase consideration of $5.9 million. As part of this transaction, we received cash proceeds of $3.5 million at closing, a $1.4 million receivable under a vendor loan, and $1.0 million of cash held in an escrow account to secure the representations and warranties made to the purchaser. As a result of the sale, a loss of $0.4 million was recorded in Equity (loss) income from nonconsolidated affiliates, net of tax during the second quarter of fiscal 2024.
2. Recently Issued Accounting Standards
The Company evaluates all Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board ("FASB") for consideration of their applicability to our consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued this ASU to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Tax Disclosures. In December 2023, the FASB issued this ASU which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. We are assessing the effect of this update on our consolidated financial statements and related disclosures.
We have assessed all other ASUs issued but not yet adopted and concluded that those not disclosed are not relevant to the Company or are not expected to have a material impact.
3. Revenue from Contracts with Customers
Disaggregated Revenue
Revenue disaggregated by contract type is provided in the table below:

	Three Months Ended		Six Months Ended
(In millions)	December 2, 2023	December 3, 2022	December 2, 2023	December 3, 2022
Net Sales:
Single performance obligation
Product revenue	$871.3	$996.6	$1,716.8	$2,004.3
Multiple performance obligations
Product revenue	74.9	66.3	143.6	132.8
Service revenue	1.0	0.6	2.0	1.8
Other	2.3	3.4	4.8	6.8
Total	$949.5	$1,066.9	$1,867.2	$2,145.7
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
The Other category primarily consists of textiles, uncategorized product sales, and service sales.

Revenue disaggregated by product type and reportable segment is provided in the table below:

	Three Months Ended		Six Months Ended
(In millions)	December 2, 2023	December 3, 2022	December 2, 2023	December 3, 2022
Americas Contract:
Workplace	$311.3	$342.1	$635.5	$680.8
Performance Seating	103.8	115.0	207.1	233.9
Lifestyle	56.0	68.4	116.6	139.5
Other	5.0	4.2	7.3	12.9
Total Americas Contract	$476.1	$529.7	$966.5	$1,067.1

International Contract & Specialty:
Workplace	$36.5	$49.5	$75.2	$93.8
Performance Seating	64.3	65.7	116.9	134.7
Lifestyle	88.9	99.6	177.3	206.6
Other	51.5	50.1	100.1	102.3
Total International Contract & Specialty	$241.2	$264.9	$469.5	$537.4

Global Retail:
Workplace	$3.3	$21.9	$7.5	$49.4
Performance Seating	55.6	50.9	97.7	102.1
Lifestyle	172.9	198.8	325.4	388.6
Other	0.4	0.7	0.6	1.1
Total Global Retail	$232.2	$272.3	$431.2	$541.2

Total	$949.5	$1,066.9	$1,867.2	$2,145.7
In the current year, certain products were reclassified within the Performance Seating, Lifestyle, and Other categories based on management's internal reporting of the performance of these product lines. The prior year has been restated to reflect these changes.
Refer to Note 15 of the Condensed Consolidated Financial Statements for further information related to our reportable segments.
Contract Balances
Customers may make payments before the satisfaction of the Company's performance obligation and recognition of revenue. These payments represent contract liabilities and are included within the caption “Customer deposits” in the Condensed Consolidated Balance Sheets. During the three and six months ended December 2, 2023, the Company recognized Net sales of $24.4 million and $71.9 million respectively, related to customer deposits that were included in the balance sheet as of June 3, 2023.
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
The following table summarizes the acquired identified intangible assets, valuation method employed, useful lives and fair value, as determined by the Company as of the acquisition date:

(In millions)	Valuation Method	Useful Life (years)	Fair Value
Backlog	Multi-Period Excess Earnings	Less than 1 Year	$27.6
Trade name - indefinite lived	Relief from Royalty	Indefinite	418.0
Trade name - amortizing	Relief from Royalty	5-10 Years	14.0
Designs	Relief from Royalty	9-15 years	40.0
Customer Relationships	Multi-Period Excess Earnings	2-15 years	257.0
Total			$756.6
5. Inventories, net

(In millions)	December 2, 2023	June 3, 2023
Finished goods and work in process	$330.3	$357.2
Raw materials	117.9	130.2
Total	$448.2	$487.4
Inventories are primarily valued using the first-in first-out method.

6. Goodwill and Indefinite-Lived Intangibles
Goodwill and other indefinite-lived intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following as of December 2, 2023 and June 3, 2023:

(In millions)	Americas Contract	International Contract & Specialty	Global Retail	Total
June 3, 2023
Goodwill	$565.1	$303.0	$479.1	$1,347.2
Foreign currency translation adjustments	2.0	1.9	2.0	5.9
Accumulated impairment losses	(36.7)	—	(88.8)	(125.5)
December 2, 2023	$530.4	$304.9	$392.3	$1,227.6
Other indefinite-lived assets included in the Consolidated Balance Sheets consist of the following:

(In millions)	Indefinite-lived Intangible Assets
June 3, 2023	$480.7
Foreign currency translation adjustments	2.0
December 2, 2023	$482.7
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
During the second quarter of fiscal year 2024, the Company performed an assessment to determine whether there were indicators of a triggering event which could indicate the carrying amount of the reporting units may not be supported by the fair value. No indicators of a triggering event for potential impairment were noted in the second quarter of fiscal 2024.
The Company generally uses the discounted cash flow method under a weighting of the income and market approach to estimate the fair value of our reporting units. These approaches are based on a discounted cash flow analysis and observable comparable company information that use several inputs, including:

•actual and forecasted revenue growth rates and operating margins,
•discount rates based on the reporting unit's weighted average cost of capital, and
•revenue and EBITDA of comparable companies
The Company selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, management’s long-term strategic plans, and guideline companies.
Intangible assets with indefinite useful lives are not subject to amortization and are evaluated annually for impairment, or more frequently when events or changes in circumstances indicate that the fair value of an intangible asset may not be recoverable. Management has not identified any events or changes in circumstances that may indicate an indefinite-lived intangible is more likely than not to be impaired as of the second quarter of fiscal year 2024.
7. Employee Benefit Plans
The following table summarizes the components of net periodic benefit cost for the Company's defined benefit pension plans:

	Pension Benefits
	Three Months Ended December 2, 2023		Three Months Ended December 3, 2022
(In millions)	Domestic	International	Domestic	International
Service cost	$—	$—	$—	$—
Interest cost	1.5	1.0	1.5	0.8
Expected return on plan assets(1)	(2.3)	(1.2)	(2.0)	(1.1)
Expected administrative expenses	0.2	—	0.1	—
Net amortization loss	—	—	—	0.6
Net periodic benefit (income) cost	$(0.6)	$(0.2)	$(0.4)	$0.3

	Six Months Ended December 2, 2023		Six Months Ended December 3, 2022
(In millions)	Domestic	International	Domestic	International
Service cost	$—	$—	$—	$—
Interest cost	3.0	2.0	3.0	1.6
Expected return on plan assets(1)	(4.6)	(2.5)	(4.0)	(2.3)
Expected administrative expenses	0.4	—	0.2	—
Net amortization loss	—	—	—	1.2
Net periodic benefit (income) cost	$(1.2)	$(0.5)	$(0.8)	$0.5
(1)The weighted-average expected long-term rate of return on plan assets is 6.0%.

8. Earnings Per Share
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share ("EPS") for the three and six months ended:

	Three Months Ended		Six Months Ended
	December 2, 2023	December 3, 2022	December 2, 2023	December 3, 2022
Numerators:
Numerator for both basic and diluted EPS, Net earnings attributable to MillerKnoll, Inc. - in millions	$33.5	$16.0	$50.2	$41.8

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	73,655,409	75,370,514	74,573,958	75,458,089
Potentially dilutive shares resulting from stock plans	584,884	507,564	503,754	584,551
Denominator for diluted EPS	74,240,293	75,878,078	75,077,712	76,042,640
Antidilutive equity awards not included in weighted-average common shares - diluted	4,277,783	2,654,297	4,079,832	1,171,951

9. Stock-Based Compensation
The following table summarizes the stock-based compensation expense and related income tax effect for the three and six months ended:

	Three Months Ended		Six Months Ended
(In millions)	December 2, 2023	December 3, 2022	December 2, 2023	December 3, 2022
Stock-based compensation expense	$5.3	$5.5	$11.7	$10.9
Related income tax effect	$1.2	$1.3	$2.8	$2.6
Certain Company equity-based compensation awards contain provisions that allow for continued vesting into retirement. Stock-based awards are considered fully vested for expense attribution purposes when the employee's retention of the award is no longer contingent on providing subsequent service.
10. Income Taxes
The Company's process for determining the provision for income taxes for the three and six months ended December 2, 2023 involved using an estimated annual effective tax rate which was based on expected annual income and statutory tax rates across the various jurisdictions in which it operates. The effective tax rates were 21.4% and 19.8%, respectively, for the three month periods ended December 2, 2023 and December 3, 2022. The year over year change in the effective tax rate for the three months ended December 2, 2023 resulted from the same quarter of the prior year having more favorable tax credit impacts in the United States than the current year quarter. For the three months ended December 2, 2023, the effective tax rate is slightly higher than the United States federal statutory rate due to United States state income taxes and the mix of earnings in tax jurisdictions that had rates that were higher than the United States federal statutory rate coupled with less favorable foreign tax credit impacts from the recapture of an overall domestic loss carryover. For the three months ended December 3, 2022, the effective tax rate was lower than the United States federal statutory rate due to the favorable impact of increased foreign tax credits in the United States resulting from the recapture of prior year overall domestic loss.

The effective tax rates were 22.4% and 19.2%, respectively, for the six months ended December 2, 2023 and December 3, 2022. The year over year increase in the effective rate for the six months ended December 2, 2023 resulted from the same six months in the prior year having more favorable foreign tax credit impacts in the United States than the current six months. For the six months ended December 2, 2023, the effective tax rate is higher than the United States federal statutory rate due to United States state income taxes and the mix of earnings in tax jurisdictions that had rates that were higher than the United States federal statutory rate coupled with less favorable foreign tax credit impacts from the recapture of an overall domestic loss carryover. For the six months ended December 3, 2022, the effective tax rate was lower than the United States federal statutory rate due to the favorable impact of increased foreign tax credits in the United States resulting from the recapture of prior year overall domestic loss.
The Company recognizes interest and penalties related to uncertain tax benefits through Income tax expense in its Condensed Consolidated Statements of Comprehensive Income. Interest and penalties recognized in the Company's Condensed Consolidated Statements of Comprehensive Income were negligible for the three and six months ended December 2, 2023 and December 3, 2022.
The Company's recorded liability for potential interest and penalties related to uncertain tax benefits was:

(In millions)	December 2, 2023	June 3, 2023
Liability for interest and penalties	$0.9	$0.7
Liability for uncertain tax positions, current	$1.6	$1.6
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
The carrying value and fair value of the Company's long-term debt, including current maturities, is as follows for the periods indicated:

(In millions)	December 2, 2023	June 3, 2023
Carrying value	$1,331.1	$1,414.4
Fair value	$1,369.4	$1,378.2
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

The following table sets forth financial assets and liabilities measured at fair value through net income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of December 2, 2023 and June 3, 2023.

(In millions)	December 2, 2023		June 3, 2023
Financial Assets	NAV	Quoted Prices with Other Observable Inputs (Level 2)	NAV	Quoted Prices with Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$7.3	$—	$17.3	$—
Foreign currency forward contracts	—	1.6	—	1.3
Deferred compensation plan	—	18.6	—	16.3
Total	$7.3	$20.2	$17.3	$17.6

Financial Liabilities
Foreign currency forward contracts	—	0.5	—	1.8
Total	$—	$0.5	$—	$1.8
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
The following table sets forth financial assets and liabilities measured at fair value through other comprehensive income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of December 2, 2023 and June 3, 2023.

(In millions)		December 2, 2023	June 3, 2023
Financial Assets	Balance Sheet Location	Quoted Prices with Other Observable Inputs (Level 2)	Quoted Prices with Other Observable Inputs (Level 2)
Interest rate swap agreement	Other noncurrent assets	$57.5	$59.9
Total		$57.5	$59.9

Financial Liabilities
Interest rate swap agreement	Other liabilities	$0.8	$3.0
Total		$0.8	$3.0
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
The interest rate swaps were designated as cash flow hedges at inception and the facts and circumstances of the hedged relationships remain consistent with the initial quantitative effectiveness assessment in that the hedged instruments remain an effective accounting hedge as of December 2, 2023. Since a designated derivative meets hedge accounting criteria, the fair value of the hedge is recorded in the Consolidated Statements of Stockholders’ Equity as a component of Accumulated other comprehensive loss, net of tax. The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings. The interest rate swap agreements are assessed for hedge effectiveness on a quarterly basis.

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
The following table summarizes the effects of the interest rate swap agreements for the three and six months ended:

	Three Months Ended		Six Months Ended
(In millions)	December 2, 2023	December 3, 2022	December 2, 2023	December 3, 2022
(Loss) Gain recognized in Other comprehensive loss (effective portion)	$(7.9)	$7.2	$(0.1)	$21.5
Gain reclassified from Accumulated other comprehensive loss into earnings	$7.7	$2.4	$15.1	$2.0
There were no gains or losses recognized in earnings for hedge ineffectiveness for the three and six month periods ended December 2, 2023 and December 3, 2022. The amount of gain expected to be reclassified from Accumulated other comprehensive income into earnings during the next twelve months is $27.1 million, net of tax is $20.3 million.
Redeemable Noncontrolling Interests
Changes in the Company's redeemable noncontrolling interest in HAY for the six months ended December 2, 2023 and December 3, 2022 are as follows:

(In millions)	December 2, 2023	December 3, 2022
Beginning Balance	$107.6	$106.9
Net income attributable to redeemable noncontrolling interests	0.4	3.1
Dividend attributable to redeemable noncontrolling interests	—	(1.6)
Foreign currency translation adjustments	1.6	(1.8)
Ending Balance	$109.6	$106.6

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
Changes in the warranty reserve for the stated periods were as follows:

	Three Months Ended		Six Months Ended
(In millions)	December 2, 2023	December 3, 2022	December 2, 2023	December 3, 2022
Accrual Balance — beginning	$73.2	$72.3	$73.9	$73.2
Accrual for warranty matters	4.9	7.4	10.1	11.7
Settlements and adjustments	(6.8)	(5.6)	(12.7)	(10.8)
Accrual Balance — ending	$71.3	$74.1	$71.3	$74.1
Guarantees
The Company is periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one year and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies. However, the Company is ultimately liable for claims that may occur against them. As of December 2, 2023, the Company had a maximum financial exposure related to performance bonds totaling approximately $9.1 million. The Company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The Company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded in respect to these bonds as of either December 2, 2023 or June 3, 2023.
The Company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of December 2, 2023, the Company had a maximum financial exposure from these standby letters of credit totaling approximately $12.7 million, all of which is considered usage against the Company's revolving line of credit. The Company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded with respect to these arrangements as of December 2, 2023 or June 3, 2023.
Contingencies
The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect, if any, on the Company's Consolidated Financial Statements.

13. Short-Term Borrowings and Long-Term Debt
Short-term borrowings and long-term debt as of December 2, 2023 and June 3, 2023 consisted of the following:

(In millions)	December 2, 2023	June 3, 2023
Syndicated revolving line of credit, due July 2026	$355.0	$426.7
Term Loan A, 7.2128%, due July 2026	360.0	370.0
Term Loan B, 7.4628%, due July 2028	612.5	615.6
Supplier financing program	2.3	2.1
Finance lease liability	1.5	—
Total debt	$1,331.3	$1,414.4
Less: Unamortized discount and issuance costs	(14.3)	(15.9)
Less: Current debt	(38.8)	(33.4)
Long-term debt	$1,278.2	$1,365.1
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
During the six months ended December 2, 2023 and the six months ended December 3, 2022, the Company made total principal payments on term loans "A" and "B" in the amounts of $10.0 million and $3.1 million, respectively.
Available borrowings under the syndicated revolving line of credit were as follows for the periods indicated:

(In millions)	December 2, 2023	June 3, 2023
Syndicated revolving line of credit borrowing capacity	$725.0	$725.0
Less: Borrowings under the syndicated revolving line of credit	355.0	426.7
Less: Outstanding letters of credit	12.7	14.1
Available borrowings under the syndicated revolving line of credit	$357.3	$284.2
Supplier Financing Program
The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations of the Company. Under this program, participating suppliers may finance payment obligations of the Company, prior to their scheduled due dates, at a discounted price to the third-party financial institution.
The Company has lengthened the payment terms for certain suppliers that have chosen to participate in the program. As a result, certain amounts due to suppliers have payment terms that are longer than standard industry practice and as such, these amounts have been excluded from “Accounts payable” in the Condensed Consolidated Balance Sheets as the amounts have been accounted for by the Company as current debt, within “Short-term borrowings and current portion of long-term debt”. As of December 2, 2023 and June 3, 2023, the liability related to the supplier financing program was $2.3 million and $2.1 million, respectively.

14. Accumulated Other Comprehensive Loss
The following table provides an analysis of the changes in accumulated other comprehensive loss for the six months ended December 2, 2023 and December 3, 2022:

(In millions)	Cumulative Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Interest Rate Swap Agreement	Accumulated Other Comprehensive Loss
Balance at June 3, 2023	$(114.0)	$(23.8)	$42.7	$(95.1)
Other comprehensive income (loss), net of tax before reclassifications	11.2	—	(15.2)	(4.0)
Reclassification from accumulated other comprehensive loss - Other, net	—	(0.1)	15.1	15.0
Tax benefit	—	—	—	—
Net reclassifications	—	(0.1)	15.1	15.0
Net current period other comprehensive income (loss)	11.2	(0.1)	(0.1)	11.0
Balance at December 2, 2023	$(102.8)	$(23.9)	$42.6	$(84.1)

Balance at May 28, 2022	$(93.9)	$(36.9)	$23.7	$(107.1)
Other comprehensive (loss) income, net of tax before reclassifications	(28.3)	—	19.5	(8.8)
Reclassification from accumulated other comprehensive loss - Other, net	—	1.1	2.0	3.1
Tax benefit	—	(0.3)	—	(0.3)
Net reclassifications	—	0.8	2.0	2.8
Net current period other comprehensive (loss) income	(28.3)	0.8	21.5	(6.0)
Balance at December 3, 2022	$(122.2)	$(36.1)	$45.2	$(113.1)
15. Operating Segments
The Company's reportable segments consist of three segments: Americas Contract, International Contract & Specialty, and Global Retail.
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

The following is a summary of certain key financial measures for the respective periods indicated:

	Three Months Ended		Six Months Ended
(In millions)	December 2, 2023	December 3, 2022	December 2, 2023	December 3, 2022
Net Sales:
Americas Contract	$476.1	$529.7	$966.5	$1,067.1
International Contract & Specialty	241.2	264.9	469.5	537.4
Global Retail	232.2	272.3	431.2	541.2
Total	$949.5	$1,066.9	$1,867.2	$2,145.7

Operating Earnings:
Americas Contract	$35.1	$25.3	$76.5	$45.7
International Contract & Specialty	23.8	28.3	35.2	56.2
Global Retail	14.7	2.0	16.9	19.8
Total reportable segments	$73.6	$55.6	$128.6	$121.7
Corporate	(13.2)	(16.9)	(27.9)	(32.2)
Total	$60.4	$38.7	$100.7	$89.5
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
For the six months ended December 2, 2023, we incurred $10.8 million of costs related to the Knoll Integration which was comprised of $8.7 million of exit and disposal costs related to the consolidation of facilities and $2.1 million of other integration costs.
For the six months ended December 3, 2022, we incurred $8.7 million of costs related to the Knoll Integration including: $1.4 million of severance and employee benefit costs, $2.8 million of lease termination fees, and $4.5 million of other integration costs.

The following table provides an analysis of the changes in liability balance for Knoll Integration costs that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and exit and disposal activities) for the six months ended December 2, 2023:

(In millions)	Severance and Employee Benefit	Exit and Disposal Activities	Total
June 3, 2023	$2.9	$—	$2.9
Integration Costs	—	8.7	8.7
Amounts Paid	(1.6)	(4.7)	(6.3)
Non-cash costs	—	(2.6)	(2.6)
December 2, 2023	$1.3	$1.4	$2.7
The Company expects that a substantial portion of the liability for the Knoll Integration as of December 2, 2023 will be paid in the balance of fiscal year 2024.
The following is a summary of integration expenses by segment for the periods indicated:

	Three Months Ended		Six Months Ended
(In millions)	December 2, 2023	December 3, 2022	December 2, 2023	December 3, 2022
Americas Contract	$6.4	$1.1	$9.5	$4.0
International Contract & Specialty	0.5	1.0	1.2	1.5
Global Retail	—	—	—	0.2
Corporate	—	2.0	0.1	3.0
Total	$6.9	$4.1	$10.8	$8.7
In the second quarter of fiscal 2024 a manufacturing facility located in Wisconsin met the criteria to be classified as an asset held for sale. The decision to sell this facility was made as a result of facility integration activities performed in connection with the integration of Knoll. The carrying amount of these assets held for sale was $4.6 million and is classified as current assets within "Assets held for sale" in the Condensed Consolidated Balance Sheets as of December 2, 2023. No impairment has been recorded on the carrying value of the asset.
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
During fiscal year 2024, the Company announced an action related to the 2024 restructuring plan ("2024 restructuring plan") to reduce expenses. This restructuring activity included involuntary reductions in workforces. As the result of the action, the Company projects an annualized expense reduction of approximately $5.0 million to $8.0 million. During the six months ended December 2, 2023 the Company incurred $7.0 million of severance and employee benefit costs related to the 2024 restructuring plan.
The following table provides an analysis of the changes in the restructuring cost reserve for the six months ended December 2, 2023:

	Severance and Employee-Related
(In millions)	2024 Restructuring Plan	2023 Restructuring Plan
June 3, 2023	$—	$7.3
Restructuring Costs	7.0	—
Amounts Paid	(4.6)	(6.6)
December 2, 2023	$2.4	$0.7
The Company expects that remaining liability for the 2023 and 2024 restructuring plans as of December 2, 2023, will be paid in fiscal year 2024.

The following is a summary of restructuring costs by segment for the periods indicated:

	Three Months Ended		Six Months Ended
(In millions)	December 2, 2023	December 3, 2022	December 2, 2023	December 3, 2022
Americas Contract	$—	$13.2	$4.3	$13.2
International Contract & Specialty	0.8	0.7	1.5	0.7
Global Retail	1.0	0.8	1.2	1.3
Total	$1.8	$14.7	$7.0	$15.2
17. Variable Interest Entities
The Company entered into long-term notes receivable with certain independently owned dealers that are deemed to be variable interests in variable interest entities. The carrying value of these long-term notes receivable was $12.6 million and $6.3 million as of December 2, 2023 and June 3, 2023 respectively and represents the Company’s maximum exposure to loss. The Company is not deemed to be the primary beneficiary for any of these variable interest entities as each independently owned dealer controls the activities that most significantly impact the entity’s economic performance, including sales, marketing, and operations.

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
Business Overview
The Company researches, designs, manufactures, sells, and distributes interior furnishings for use in various environments including residential, office, healthcare, and educational settings and provides related services that support organizations and individuals all over the world. The Company's products are sold primarily through independent contract office furniture dealers, direct customer sales, owned and independent retailers, direct-mail catalogs, and the Company’s eCommerce platforms. The following is a summary of results for the three months ended December 2, 2023:
•Net sales were $949.5 million and orders were $944.0 million, representing a decrease of 11.0% and 6.8%, respectively, when compared to the same quarter of the prior year. On an organic basis, which excludes the impact of foreign currency translation and the impact of the closure of the Fully business, Net sales were $941.6 million(*) and orders were $934.0 million(*), representing an organic decrease of 10.1% and 6.0%, respectively, when compared to the same quarter of the prior year.
•Gross margin in the second quarter was 39.2% as compared to 34.5% for the same quarter of the prior year. The increase in Gross margin was driven primarily by the impact of price increase actions, reduced costs associated with commodities, inventory handling and freight, as well as the continued realization of synergies associated with the Knoll integration.
•Operating expenses decreased by $17.3 million or 5.3% as compared to the same quarter of the prior year. The decrease was driven primarily by the realization of cost synergies as a result of optimization of our organizational structure, a reduction in restructuring costs as compared to the same prior of the prior year as well as lower variable costs due to decreased sales.
•As of the end of the second quarter, the Company has captured $147 million in annualized run rate synergies following the close of the Knoll acquisition in the first quarter of Fiscal 2022. The Company continues to make further progress on integration plans and expects total run-rate cost synergies to equal $160 million per year by July 2024 (three years following the acquisition closing date).
•The effective tax rate was 21.4% compared to 19.8% for the same quarter of the prior year. The prior year tax rate benefited from favorable tax credit benefits which outpaced the current year benefit.
•Diluted earnings per share was $0.45 as compared to earnings per share of $0.21 in the prior year. Excluding integration related costs, restructuring costs, and the amortization of intangible assets purchased as part of the Knoll acquisition, adjusted diluted earnings per share was $0.59(*), a 28.3%(*) increase as compared to prior year adjusted diluted earnings per share.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."
The following summary includes the Company's view of the economic environment in which it operates:
•During the second quarter, demand levels for the Company's products continued to be impacted by general economic uncertainty around the world driven by geopolitical concerns, persistent inflationary affects, and elevated market interest rates. The Company believes that our second quarter financial results reflect how our diversified business model, with brands across multiple channels, customer segments and geographies, provides risk diversification, and opportunities for long-term future growth.
•The Americas Contract segment in the second quarter reported Net sales totaling $476.1 million, down 10.1% compared to the prior year period on a reported basis and down 10.3%(*) organically. Americas Contract had new orders of $437.4 million, which was a decrease of 7.7% from the prior year, and down 8.1%(*) on an organic basis.

•The International Contract & Specialty segment delivered Net sales in the second quarter of $241.2 million, a decrease of 8.9% from the year-ago period on a reported basis and a decrease of 10.4%(*) organically. New orders in this segment totaled $233.9 million, representing a year-over-year decrease of 3.2% on a reported basis and a decrease of 5.1%(*) organically.
•Net sales in the second quarter for the Global Retail segment totaled $232.2 million, a decrease of 14.7% over the same quarter last year on a reported basis and a decrease of 9.4%(*) organically. Orders in the quarter totaled $272.7 million, down 8.4% compared to the same period last year on a reported basis and down 3.0%(*) organically.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."
The Company's fiscal year is the 52 or 53 week period ending on the Saturday closest to May 31. The fiscal year ending June 1, 2024 contains 52 weeks, while fiscal year ended June 3, 2023 ("fiscal 2023") contained 53 weeks. The first quarter of fiscal 2024 contained 13 weeks and the first quarter of fiscal 2023 contained 14 weeks. This is a factor that should be considered when comparing the Company's year to date financial results to the prior year period.
The remaining sections within Item 2 include additional analysis of the three and six months ended December 2, 2023, including discussion of significant variances compared to the prior year periods.
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

The following tables reconciles Net sales to Net sales, organic for the periods ended as indicated below:

	Three Months Ended
	December 2, 2023
	Americas Contract	International Contract & Specialty	Global Retail	Total
Net sales, as reported	$476.1	$241.2	$232.2	$949.5
% change from PY	(10.1)%	(8.9)%	(14.7)%	(11.0)%

Adjustments
Currency translation effects (1)	(0.8)	(3.9)	(3.2)	(7.9)
Net sales, organic	$475.3	$237.3	$229.0	$941.6
% change from PY	(10.3)%	(10.4)%	(9.4)%	(10.1)%

	Three Months Ended
	December 3, 2022
	Americas Contract	International Contract & Specialty	Global Retail	Total
Net sales, as reported	$529.7	$264.9	$272.3	$1,066.9

Adjustments
Fully closure	—	—	(19.5)	(19.5)
Net sales, organic	$529.7	$264.9	$252.8	$1,047.4
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period

	Six Months Ended
	December 2, 2023
	Americas Contract	International Contract & Specialty	Global Retail	Total
Net sales, as reported	$966.5	$469.5	$431.2	$1,867.2
% change from PY	(9.4)%	(12.6)%	(20.3)%	(13.0)%

Adjustments
Currency translation effects (1)	(1.2)	(6.9)	(5.2)	(13.3)
Net sales, organic	$965.3	$462.6	$426.0	$1,853.9
% change from PY	(6.1)%	(10.7)%	(11.4)%	(8.5)%

	Six Months Ended
	December 3, 2022
	Americas Contract	International Contract & Specialty	Global Retail	Total
Net sales, as reported	$1,067.1	$537.4	$541.2	$2,145.7

Adjustments
Fully closure	—	—	(42.3)	(42.3)
Impact of extra week in FY23	(38.7)	(19.6)	(18.2)	(76.5)
Net sales, organic	$1,028.4	$517.8	$480.7	$2,026.9
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period

The following tables reconcile orders as reported to organic orders for the periods ended as indicated below:

	Three Months Ended
	December 2, 2023
	Americas Contract	International Contract & Specialty	Global Retail	Total
Orders, as reported	$437.4	$233.9	$272.7	$944.0
% change from PY	(7.7)%	(3.2)%	(8.4)%	(6.8)%

Adjustments
Currency translation effects (1)	(1.9)	(4.5)	(3.6)	(10.0)
Orders, organic	$435.5	$229.4	$269.1	$934.0
% change from PY	(8.1)%	(5.1)%	(3.0)%	(6.0)%

	Three Months Ended
	December 3, 2022
	Americas Contract	International Contract & Specialty	Global Retail	Total
Orders, as reported	$474.1	$241.7	$297.6	$1,013.4

Adjustments
Fully closure	—	—	(20.3)	(20.3)
Orders, organic	$474.1	$241.7	$277.3	$993.1
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period.

	Six Months Ended
	December 2, 2023
	Americas Contract	International Contract & Specialty	Global Retail	Total
Orders, as reported	$924.7	$461.8	$471.2	$1,857.7
% change from PY	(6.2)%	(6.5)%	(13.9)%	(8.3)%

Adjustments
Currency translation effects (1)	(4.2)	(7.4)	(5.7)	(17.3)
Orders, organic	$920.5	$454.4	$465.5	$1,840.4
% change from PY	(3.0)%	(4.4)%	(4.4)%	(3.7)%

	Six Months Ended
	December 3, 2022
	Americas Contract	International Contract & Specialty	Global Retail	Total
Orders, as reported	$985.4	$494.1	$547.0	$2,026.5

Adjustments
Impact of extra week in FY23	(36.2)	(18.9)	(16.6)	(71.7)
Fully closure	—	—	(43.3)	(43.3)
Orders, organic	$949.2	$475.2	$487.1	$1,911.5
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period.

The following table reconciles earnings per share - diluted to adjusted earnings per share - diluted for the periods ended as indicated below:

	Three Months Ended		Six Months Ended
	December 2, 2023	December 3, 2022	December 2, 2023	December 3, 2022
Earnings per share - diluted	$0.45	$0.21	$0.67	$0.55

Add: Amortization of Knoll purchased intangibles	0.08	0.08	0.16	0.16
Add: Integration charges	0.09	0.06	0.16	0.12
Add: Restructuring charges	0.02	0.19	0.08	0.20
Tax impact on adjustments	(0.05)	(0.08)	(0.11)	(0.13)
Adjusted earnings per share - diluted	$0.59	$0.46	$0.96	$0.90
Weighted average shares outstanding (used for calculating adjusted earnings per share) – diluted	74,240,293	75,878,078	75,077,712	76,042,640

Key Highlights
The following table presents certain key highlights from the results of operations for the three and six months ended:

	Three Months Ended			Six Months Ended
(In millions, except share data)	December 2, 2023	December 3, 2022	% Change	December 2, 2023	December 3, 2022	% Change
Net sales	$949.5	$1,066.9	(11.0)%	$1,867.2	$2,145.7	(13.0)%
Cost of sales	577.5	699.3	(17.4)%	1,137.1	1,406.0	(19.1)%
Gross margin	372.0	367.6	1.2%	730.1	739.7	(1.3)%
Operating expenses	311.6	328.9	(5.3)%	629.4	650.2	(3.2)%
Operating earnings	60.4	38.7	56.1%	100.7	89.5	12.5%
Other expenses, net	16.1	17.1	(5.8)%	35.3	34.2	3.2%
Earnings before income taxes and equity income	44.3	21.6	105.1%	65.4	55.3	18.3%
Income tax expense	9.5	4.3	120.9%	14.6	10.6	37.7%
Equity (loss) income from nonconsolidated affiliates, net of tax	(0.4)	0.2	(300.0)%	(0.3)	0.2	(250.0)%
Net earnings	34.4	17.5	96.6%	50.5	44.9	12.5%
Net earnings attributable to redeemable noncontrolling interests	0.9	1.5	n/a	0.3	3.1	n/a
Net earnings attributable to MillerKnoll, Inc.	$33.5	$16.0	109.4%	$50.2	$41.8	20.1%
Earnings per share - basic	$0.45	$0.21	114.3%	$0.67	$0.55	21.8%
Orders	$944.0	$1,013.4	(6.8)%	$1,857.7	$2,026.5	(8.3)%
Backlog	$688.5	$815.4	(15.6)%
The following table presents select components of the Company's Condensed Consolidated Statements of Comprehensive (Loss) Income as a percentage of Net sales, for the three and six months ended:

	Three Months Ended		Six Months Ended
	December 2, 2023	December 3, 2022	December 2, 2023	December 3, 2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.8	65.5	60.9	65.5
Gross margin	39.2	34.5	39.1	34.5
Operating expenses	32.8	30.8	33.7	30.3
Operating earnings	6.4	3.6	5.4	4.2
Other expenses, net	1.7	1.6	1.9	1.6
Earnings before income taxes and equity income	4.7	2.0	3.5	2.6
Income tax expense	1.0	0.4	0.8	0.5
Equity (loss) income from nonconsolidated affiliates, net of tax	—	—	—	—
Net earnings	3.6	1.6	2.7	2.1
Net earnings attributable to redeemable noncontrolling interests	0.1	0.1	—	0.1
Net earnings attributable to MillerKnoll, Inc.	3.5	1.5	2.7	1.9

Net Sales
The following chart presents graphically the primary drivers of the year-over-year change in Net sales for the three and six months ended December 2, 2023. The amounts presented in the graph are expressed in millions and have been rounded.
Net sales decreased $117 million or 11.0% in the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023. The following items contributed to the change:
•Decreased sales volume within the Global Retail, International Contract & Specialty, and Americas Contract segments of approximately $11 million, $29 million and $77 million, respectively.
•Decrease of $20 million related to the closure of the Fully business that occurred in the prior year. Offset in part by:
•Price increases, net of incremental discounting, which drove an increase in Net sales of approximately $12 million.
•Foreign currency translation increased Net sales by approximately $8 million.
Net sales decreased $279 million or 13.0% in the first six months of fiscal 2024 compared to the first six months of fiscal 2023. The following items contributed to the change:
•The additional week during the first quarter of the prior year contributed to approximately $77 million of the net sales decrease.
•Decrease of $42 million related to the closure of the Fully business that occurred in the prior year.
•Decreased sales volume within the Global Retail, International Contract & Specialty, and Americas Contract segments of approximately $37 million, $63 million and $124 million, respectively. Offset in part by:
•Price increases, net of incremental discounting, which drove an increase in Net sales of approximately $51 million.
•Foreign currency translation increased Net sales by approximately $13 million.

Gross Margin
Gross margin was 39.2% in the second quarter of fiscal 2024 as compared to 34.5% in the second quarter of fiscal 2023. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:
•Price increases, net of incremental discounting, contributed to margin improvement of approximately 90 basis points.

•Reduction in costs from commodities, storage and handling costs, freight and product distribution costs, as compared to the same period of the prior year which increased gross margin by approximately 460 basis points.
•Savings from the realization of incremental synergies associated with the Knoll acquisition as compared to the same period in the prior year. These factors were offset in part by;
•Loss of leverage on lower sales volumes, which negatively impacted margin by approximately 120 basis points.
Gross margin was 39.1% in the six months ended December 2, 2023 as compared to 34.5% for the same period in the prior fiscal year. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:
•Price increases, net of incremental discounting, contributed to margin improvement of approximately 180 basis points.
•Reduction in costs from commodities, storage and handling costs, freight and product distribution costs, as compared to the same period of the prior year which increased gross margin by approximately 370 basis points.
•Savings from the realization of incremental synergies associated with the Knoll acquisition as compared to the same period in the prior year. These factors were offset in part by;
•Loss of leverage on lower sales volumes and unfavorable channel and product mix, which negatively impacted gross margin by approximately 110 basis points.
Operating Expenses
The following chart presents graphically the primary drivers of the year-over-year change in Operating expenses for the three and six months ended December 2, 2023. The amounts presented in the graphs are expressed in millions and have been rounded.

Operating expenses decreased by $17 million or 5.3% in the second quarter of fiscal 2024 compared to the prior year period. The following factors contributed to the change:
•Variable selling and marketing costs decreased by approximately $10 million, due in part to the closure of the Fully business that occurred in the prior year; and
•Restructuring charges related to reductions in the Company's workforce as well as acquisition related integration costs contributed to a decrease in Operating expenses as compared to the same period of the prior year of approximately $10 million; and
•Other costs, primarily product development costs decreased approximately $5 million, primarily in the Americas Contract and Global Retail segments. These decreases were offset in part by:
•Compensation and benefit costs, which increased approximately $8 million, driven by changes in variable-based compensation and incentives;
Operating expenses decreased by $21 million or 3.2% in the first six months of fiscal 2024 compared to the first six months of fiscal 2023. The following factors contributed to the change:
•The impact of an extra week in the first quarter of fiscal 2023 decreased operating expenses by approximately $10 million in the current period; and
•Variable selling and marketing costs decreased by approximately $9 million, due in part to the closure of the Fully business that occurred in the prior year; and
•Restructuring charges related to reductions in the Company's workforce contributed to a decrease in Operating expenses of approximately $8 million; and
•Product development costs decreased approximately $8 million, primarily in the Americas Contract and Global Retail segments; and
•Savings from the realization of incremental synergies associated with the Knoll acquisition as compared to the same period in the prior year. These decreases were offset in part by:
•Compensation and benefit costs, which increased approximately $16 million, driven by changes in variable-based compensation and incentives.

Other Income/Expense
During the three months ended December 2, 2023, net Other expense was $16.1 million, representing a decrease of $1.0 million compared to the same period in the prior year, driven primarily by increased interest income as well as higher foreign currency gains recorded in the current fiscal year, offset in part by increased interest expense as compared to the same period of the prior year.
During the six months ended December 2, 2023, net Other expense was $35.3 million, representing an increase of $1.1 million compared to the same period in the prior year. This change is driven primarily by increased interest expense as compared to the same period of the prior year, offset in part by increased interest income in the current year.
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
The charts below present the relative mix of Net sales and Operating earnings across each of the Company's segments during the three and six month periods ended December 2, 2023. This is followed by a discussion of the Company's results, by reportable segment. The amounts presented in the charts are in millions and have been rounded.

Americas Contract

	Three Months Ended			Six Months Ended
(Dollars in millions)	December 2, 2023	December 3, 2022	Change	December 2, 2023	December 3, 2022	Change
Net sales	$476.1	$529.7	$(53.6)	$966.5	$1,067.1	$(100.6)
Gross margin	161.0	158.7	2.3	335.8	302.9	32.9
Gross margin %	33.8%	30.0%	3.8%	34.7%	28.4%	6.3%
Operating earnings	35.1	25.3	9.8	76.5	45.7	30.8
Operating earnings %	7.4%	4.8%	2.6%	7.9%	4.3%	3.6%
For the three month comparative period, Net sales decreased 10.1%, or 10.3%(*) on an organic basis, over the prior year period due to:
•Decreased sales volumes within the segment of approximately $77 million, driven by the impact of a challenging macro-economic environment; offset by
•Price increases, net of incremental discounting of $23 million.
For the six month comparative period, Net sales decreased 9.4%, or 6.1%(*) on an organic basis, over the prior year period due to:
•Decreased volumes within the segment of approximately $124 million, which was driven by the impact of a challenging macro-economic environment compounded by pandemic-driven pent-up demand last year; and
•The impact of an additional week in the same period of the prior year, which reduced sales approximately $39 million; offset by
•Price increases, net of incremental discounting of $61 million; and
•Favorable foreign currency translation of approximately $1 million.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."
For the three month comparative period, operating earnings increased $9.8 million, or 38.7%, over the prior year period due to:
•Increased Gross margin of $2 million due to the increased gross margin percentage of 380 basis points, which more than offset the decrease in net sales discussed above. The increase in gross margin percentage was due primarily to:

◦The impact of incremental list price increases, net of contract price discounting which provided an approximately 330 basis point improvement over the prior year; and
◦Decreased commodity costs which provided an improvement of approximately 300 basis points. These increases were offset in part by increased labor costs as well as loss of labor and overhead leverage due to reduced production volumes which had a negative impact on margin of 250 basis points.; as well as
◦The favorable impact of realization of synergies associated with the Knoll acquisition.
•Decreased Operating expenses of $8 million driven primarily by decreased restructuring charges related to reductions in the Company's workforce of approximately $13 million offset in part by an increase in variable compensation costs of approximately $4 million.
For the six month comparative period, operating earnings increased $30.8 million, or 67.4%, over the prior year period due to:
•Increased Gross margin of $32.9 million due to the increased gross margin percentage of 630 basis points. The increase in gross margin percentage was due primarily to:
◦The impact of incremental list price increases, net of contract price discounting, that increased gross margin percentage by 430 basis points; and
◦Decreased commodity and product distribution costs that increased gross margin percentage by 380 basis points. These increases were offset in part by increased labor costs as well as loss of labor and overhead leverage due to reduced production volumes as well as unfavorable product mix which had a negative impact on margin of 180 basis points. Partially offset by;
•Increased Operating expenses of $2 million. The following factors contributed to the change:
◦An increase in variable based compensation of approximately $10 million and increased acquisition related costs costs of $6 million; offset by
◦A decrease of approximately $5 million due to the additional week in the prior year as well as decreased restructuring charges related to reductions in the Company's workforce of approximately $9 million compared to the prior year.
International Contract & Specialty

	Three Months Ended			Six Months Ended
(Dollars in millions)	December 2, 2023	December 3, 2022	Change	December 2, 2023	December 3, 2022	Change
Net sales	$241.2	$264.9	$(23.7)	$469.5	$537.4	$(67.9)
Gross margin	106.0	109.0	(3.0)	202.9	222.4	(19.5)
Gross margin %	43.9%	41.1%	2.8%	43.2%	41.4%	1.8%
Operating earnings	23.8	28.3	(4.5)	35.2	56.2	(21.0)
Operating earnings %	9.9%	10.7%	(0.8)%	7.5%	10.5%	(3.0)%
For the three month comparative period, Net sales decreased 8.9%, or 10.4%(*) on an organic basis, over the prior year period due to:
•Decline in sales volume of approximately $29 million driven mainly by challenging macroeconomic conditions in Europe and China; offset in part by
•Favorable foreign currency translation of approximately $4 million; and
•Price increases, net of incremental discounting of $1 million.
For the six month comparative period, Net sales decreased 12.6%, or 10.7%(*) on an organic basis, over the prior year period due to:
•Impact of the extra week in the prior year period, which drove a decrease of $20 million; and
•Decreased sales volume of approximately $63 million; offset in part by
•Price increases, net of incremental discounting of $8 million; and

•Favorable foreign currency translation of approximately $7 million.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."
For the three month comparative period, operating earnings decreased $4.5 million, or 15.9%, over the prior year period due to:
•Decreased Gross margin of $3 million due to the decrease in net sales discussed above, which more than offset an increase in gross margin percentage of 280 basis points due primarily to favorable product mix.
•Operating expenses increased approximately $2 million which was largely due to an increase in variable compensation costs in the current year.
For the six month comparative period, operating earnings decreased $21.0 million, or 37.4%, over the prior year period due to:
•Decreased Gross margin of $20 million due to the decrease in sales explained above, which more than offset an increase in gross margin percentage of 180 basis points due primarily to favorable product mix and the impact of incremental list price increases, net of contract price discounting
•Increased Operating expenses of $2 million which was largely due to an increase in variable compensation costs in the current year of $8 million offset by a decrease of $4 million due to the additional week in the prior year and a decrease of $2 million of variable selling costs.
Global Retail

	Three Months Ended			Six Months Ended
(Dollars in millions)	December 2, 2023	December 3, 2022	Change	December 2, 2023	December 3, 2022	Change
Net sales	$232.2	$272.3	$(40.1)	$431.2	$541.2	$(110.0)
Gross margin	105.0	99.9	5.1	191.4	214.4	(23.0)
Gross margin %	45.2%	36.7%	8.5%	44.4%	39.6%	4.8%
Operating earnings	14.7	2.0	12.7	16.9	19.8	(2.9)
Operating earnings %	6.3%	0.7%	5.6%	3.9%	3.7%	0.2%
For the three month comparative period, Net sales decreased 14.7%, and decreased 9.4%(*) on an organic basis, over the prior year period due to:
•Decrease of $20 million related to the closure of the Fully business that occurred in the prior year; and
•Incremental discounting, net of price increases which decreased sales by $12 million; and
•A decrease in sales volume of approximately $11 million, driven by a slowdown in our wholesale sales internationally due to high rates impacting customer demand and the continued softness in the North American housing market; offset by
•Favorable foreign currency translation of approximately $3 million.
For the six month comparative period, Net sales decreased 20.3%, and decreased 11.4%(*) on an organic basis, over the prior year period due to:
•Decrease of $42 million related to the closure of the Fully business that occurred in the prior year; and
•A decrease in sales volume of approximately $37 million, driven by a slowdown in the North American housing market and a continuation of general economic uncertainty; and
•The additional week during the first quarter of the prior year contributed to approximately $18 million of the net sales decrease; and
•Incremental discounting, net of price increases, which decreased sales by $18 million; offset by
•Favorable foreign currency translation of approximately $5 million.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."
For the three month comparative period, Operating earnings increased $13 million or 635.0% over the prior year period due to:

•Increased Gross margin of $5 million due to the gross margin percentage increase of 850 basis points attributable to the favorable impact of reduced costs as compared to the prior year associated with product distribution and inventory handling; and
•Decreased Operating expenses of $8 million driven primarily by decreased variable selling costs, decreased product development costs, as well as a decrease due to to the closure of the Fully business that occurred in the prior year.
For the six month comparative period, Operating earnings decreased $2.9 million, or 14.6%, over the prior year period due to:
•Decreased Gross margin of $23 million primarily due to decreased sales explained above, offset by an increase in gross margin percentage of 480 basis points attributable to the favorable impact of reduced costs as compared to the prior year associated with product distribution and inventory handling; and
•Decreased Operating expenses of $20 million driven primarily by decreased variable selling and marketing costs of $11 million, a decrease of $4 million due to the additional week in the prior year, decreased product development of $3 million, as well as a decrease due to to the closure of the Fully business that occurred in the prior year.
Corporate
Corporate unallocated expenses totaled $13.2 million for the second quarter of fiscal 2024, a decrease of $3.7 million from the second quarter of fiscal 2023. The decrease was driven primarily by a reduction in integration costs as compared to the same period of the prior year.
Corporate unallocated expenses totaled $27.9 million for the first six months of fiscal 2024, a decrease of $4.3 million from the same period of fiscal 2023. The decrease was driven primarily by a reduction in integration costs as compared to the same period of the prior year.
Liquidity and Capital Resources
The table below summarizes the net change in Cash and cash equivalents for the six months ended as indicated.

(In millions)	December 2, 2023	December 3, 2022
Cash provided by (used in):
Operating activities	$213.4	$(5.3)
Investing activities	(41.3)	(32.0)
Financing activities	(170.8)	11.6
Effect of exchange rate changes	1.0	(7.1)
Net change in Cash and cash equivalents	$2.3	$(32.8)
Cash Flows - Operating Activities
The principal source of our operating cash flow is net earnings. Net cash provided by operating activities for the six months ended December 2, 2023 totaled $213.4 million, as compared to cash used of $5.3 million in the same period of the prior year. The increase in cash inflow is due primarily to higher net income and a reduction in working capital. Our working capital consists primarily of receivables from customers, inventory, prepaid expenses, accounts payable, accrued compensation, and accrued other expenses. The following all affected these account balances:
•The timing of collection of our receivables;
•Effective inventory management resulting in reduced inventory levels; and
•Increased variable compensation in the current quarter.
Cash Flows - Investing Activities
Cash used in investing activities for the six months ended December 2, 2023 was $41.3 million, as compared to $32.0 million in the same period of the prior year. The increase in cash outflow in the current year, compared to the prior year, was primarily due to the advancement of $13.5 million of cash against the value of company owned life insurance policies received in the six months ended December 3, 2022. This is reflected as cash proceeds from investing activities in the Consolidated Statement of Cash Flows. In the six months ended December 2, 2023 the Company received $3.5 million of proceeds related to the sale of its investment in Maars.

At the end of the second quarter of fiscal 2024, there were outstanding commitments for capital purchases of $14.4 million. The Company plans to fund these commitments through a combination of cash on hand and cash flows from operations. The Company expects full-year capital purchases to be between $80 million and $100 million, which will be primarily related to investments in the Company's facilities and equipment. This compares to full-year capital spending of $83.3 million in fiscal 2023. Capital expenditures for the first six months of fiscal 2024 of $39.9 million were comparable to the same period of the prior year.
Cash Flows - Financing Activities
Cash used in financing activities for the six months ended December 2, 2023 was $170.8 million, as compared to cash provided by financing activities of $11.6 million in the same period of the prior year. The increase in cash used in the current year, compared to the prior year, was primarily due to net payments on the credit agreement of $71.7 million in the current year compared to net borrowings of $67.0 million in the same period of the prior year.
During the six months ended December 2, 2023 we repurchased 3.1 million shares at a cost of 60.0 million, compared to share repurchases totaling $14.3 million in the same period of the prior year.
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
At the end of the second quarter of fiscal 2024, the Company had a well-positioned balance sheet and liquidity profile. The Company has access to liquidity through credit facilities as well as cash and cash equivalents. These sources have been summarized below. For additional information, refer to Note 13 to the Condensed Consolidated Financial Statements.

(In millions)	December 2, 2023	June 3, 2023
Cash and cash equivalents	$225.8	$223.5
Availability under syndicated revolving line of credit	357.3	284.2
Total liquidity	$583.1	$507.7
Of the Cash and cash equivalents noted above at the end of the second quarter of fiscal 2024, the Company had $211.9 million of Cash and cash equivalents held outside the United States.
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
As of December 2, 2023, the total debt outstanding related to borrowings under the syndicated revolving line of credit was $355.0 million with available borrowings against this facility of $357.3 million.
The Company intends to repatriate $106.5 million of undistributed foreign earnings all of which is held in cash in certain foreign jurisdictions with the remainder of undistributed earnings outside the U.S. recorded in working capital. The Company has recorded a $5.8 million deferred tax liability related to foreign withholding taxes on these future dividends received in the U.S. from foreign subsidiaries. A significant portion of the $106.5 million of undistributed foreign earnings was previously taxed under the U.S. Tax Cut and Jobs Act (TCJA). The Company intends to remain indefinitely reinvested in the remaining undistributed earnings outside the U.S. which is estimated to be approximately $282.2 million on December 2, 2023.
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
New Accounting Standards
See Note 2 to the Condensed Consolidated Financial Statements.
Cautionary Note Regarding Forward-Looking Statements
This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to future events and anticipated results of operations, business strategies, the anticipated benefits of our acquisition of Knoll, the anticipated impact of the Knoll acquisition on the combined Company’s business and future financial and operating results, the expected amount and timing of synergies from the Knoll acquisition, and other aspects of our operations or operating results. These forward-looking statements generally can be identified by phrases such as “will,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates” or other words or phrases of similar import. It is uncertain whether any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do, what impact they will have on the results of operations and financial condition of MillerKnoll or the price of MillerKnoll’s stock. These forward-looking statements involve certain risks and uncertainties, many of which are beyond MillerKnoll’s control, that could cause actual results to differ materially from those indicated in such forward-looking statements, including but not limited to: general economic conditions; the impact of any government policies and actions to protect the health and safety of individuals or to maintain the functioning of national or global economies, and the Company's response to any such policies and actions; the impact of public health crises, such as pandemics and epidemics; risks related to the additional debt incurred in connection with the Knoll acquisition; MillerKnoll’s ability to comply with its debt covenants and obligations; the risk that the anticipated benefits of the Knoll acquisition will be more costly to realize than expected; the effect of the announcement of the Knoll acquisition on the ability of MillerKnoll to retain and hire key personnel and maintain relationships with customers, suppliers and others with whom MillerKnoll does business, or on MillerKnoll’s operating results and business generally; the ability to successfully integrate Knoll’s operations; the ability of MillerKnoll to implement its plans, forecasts and other expectations with respect to MillerKnoll’s business after the completion of the Knoll acquisition and realize expected synergies; business disruption following the Knoll acquisition; the availability and pricing of raw materials; the financial strength of our dealers and the financial strength of our customers; the success of newly-introduced products; the pace and level of government procurement; regional and global geopolitical events; foreign currency exchange fluctuations; and the outcome of pending litigation or governmental audits or investigations. For additional information about other factors that could cause actual results to differ materially from those described in the forward-looking statements, please refer to MillerKnoll’s periodic reports and other filings with the SEC, including the risk factors identified in our Annual Report on Form 10-K for the year ended June 3, 2023. The forward-looking statements included in this report are made only as of the date hereof. MillerKnoll does not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances, except as required by law.
Item 3: Quantitative and Qualitative Disclosures About Market Risk
The information concerning quantitative and qualitative disclosures about market risk contained in the Company’s Annual Report on Form 10-K for the year ended June 3, 2023 has not changed materially. The nature of market risks from interest rates and commodity prices has not changed materially during the first six months of fiscal 2024.

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
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 2, 2023, and the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company's disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended December 2, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The Company has one share repurchase plan authorized by the Board of Directors on January 16, 2019, which provides a share repurchase authorization of $250.0 million with no specified expiration date. The approximate dollar value of shares available for purchase under the plan at December 2, 2023 was $160.6 million.
The following is a summary of share repurchase activity during the fiscal quarter ended December 2, 2023.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions) (1)
9/3/2023 - 9/30/2023	924,662	$18.28	924,662	$171.6
10/1/2023 - 10/28/2023	323,590	$24.04	323,590	$163.8
10/29/2023 - 12/2/2023	142,299	$22.92	142,299	$160.6
Total	1,390,551		1,390,551

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
Item 6: Exhibits
The following exhibits (listed by number corresponding to the Exhibit table as Item 601 in Regulation S-K) are filed with this Report:
Exhibit Number    Document
10.1    MillerKnoll, Inc. 2023 Long-Term Incentive Plan Global EBITDA Performance Share Unit with TSR Multiplier Award Agreement*
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
MillerKnoll, Inc.

January 10, 2024	/s/ Andrea R. Owen
Andrea R. Owen
President and Chief Executive Officer
(Duly Authorized Signatory for Registrant)

January 10, 2024	/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer
(Duly Authorized Signatory for Registrant)