Form 10-Q
period 2024-03-02
MILLERKNOLL, INC.
filed 2024-04-10
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 2, 2024
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

As of April 5, 2024, MillerKnoll, Inc. had 71,638,797 shares of common stock outstanding.

MillerKnoll, Inc.
Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements
MillerKnoll, Inc.
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions, except share data)	Three Months Ended		Nine Months Ended
(Unaudited)	March 2, 2024	March 4, 2023	March 2, 2024	March 4, 2023
Net sales	$872.3	$984.7	$2,739.5	$3,130.4
Cost of sales	535.3	649.1	1,672.4	2,055.1
Gross margin	337.0	335.6	1,067.1	1,075.3
Operating expenses:
Selling, general and administrative	271.1	264.7	849.2	852.3
Impairment charges	—	21.5	—	21.5
Restructuring expense	1.7	4.6	8.7	19.8
Design and research	21.4	23.6	65.7	71.0
Total operating expenses	294.2	314.4	923.6	964.6
Operating earnings	42.8	21.2	143.5	110.7
Interest expense	18.4	19.1	57.4	54.1
Interest and other investment (income) expense	(1.3)	(0.9)	(4.8)	(2.0)
Other (income) expense, net	(1.8)	1.4	(2.0)	1.7
Earnings before income taxes and equity income	27.5	1.6	92.9	56.9
Income tax expense	4.4	0.5	19.0	11.1
Equity (loss) income from nonconsolidated affiliates, net of tax	—	—	(0.3)	0.2
Net earnings	23.1	1.1	73.6	46.0
Net earnings attributable to redeemable noncontrolling interests	0.9	0.7	1.2	3.8
Net earnings attributable to MillerKnoll, Inc.	$22.2	$0.4	$72.4	$42.2

Earnings per share - basic	$0.31	$0.01	$0.98	$0.56
Earnings per share - diluted	$0.30	$0.01	$0.97	$0.56

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	$(3.3)	$(2.3)	$7.9	$(30.6)
Pension and post-retirement liability adjustments	(0.1)	(0.4)	(0.2)	0.4
Unrealized (loss) gain on interest rate swap agreement	(1.1)	10.3	(1.2)	31.8
Other comprehensive (loss) income, net of tax	$(4.5)	$7.6	$6.5	$1.6
Comprehensive income	18.6	8.7	80.1	47.6
Comprehensive income attributable to redeemable noncontrolling interests	0.9	0.7	1.2	3.8
Comprehensive income attributable to MillerKnoll, Inc.	$17.7	$8.0	$78.9	$43.8
See accompanying notes to Condensed Consolidated Financial Statements.

MillerKnoll, Inc.
Condensed Consolidated Balance Sheets

(Dollars in millions, except share data)
(Unaudited)	March 2, 2024	June 3, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$223.6	$223.5
Accounts receivable, net of allowance of $7.6 and $6.4	291.1	334.1
Unbilled accounts receivable	27.6	29.4
Inventories, net	437.4	487.4
Prepaid expenses	89.9	92.7
Assets held for sale	4.6	—
Other current assets	9.2	9.1
Total current assets	1,083.4	1,176.2
Property and equipment, at cost	1,583.8	1,570.7
Less — accumulated depreciation	(1,077.6)	(1,034.4)
Net property and equipment	506.2	536.3
Right of use assets	376.8	415.9
Goodwill	1,225.9	1,221.7
Indefinite-lived intangibles	482.2	480.7
Other amortizable intangibles, net of accumulated amortization of $214.1 and $185.2	287.7	313.1
Other noncurrent assets	132.9	130.9
Total Assets	$4,095.1	$4,274.8

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$242.0	$269.5
Short-term borrowings and current portion of long-term debt	40.9	33.4
Accrued compensation and benefits	104.8	61.7
Short-term lease liability	71.1	77.1
Accrued warranty	18.3	20.8
Customer deposits	85.5	93.8
Other accrued liabilities	117.9	146.5
Total current liabilities	680.5	702.8
Long-term debt	1,290.4	1,365.1
Pension and post-retirement benefits	7.4	7.5
Lease liabilities	355.2	393.7
Other liabilities	263.5	265.5
Total Liabilities	2,597.0	2,734.6
Redeemable noncontrolling interests	107.2	107.6
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 71,736,286 and 75,698,670 shares issued and outstanding in fiscal 2024 and 2023, respectively)	14.3	15.1
Additional paid-in capital	758.1	836.5
Retained earnings	707.1	676.1
Accumulated other comprehensive loss	(88.6)	(95.1)
Total Stockholders' Equity	1,390.9	1,432.6
Total Liabilities, Redeemable Noncontrolling Interests, and Stockholders' Equity	$4,095.1	$4,274.8
See accompanying notes to Condensed Consolidated Financial Statements.

MillerKnoll, Inc.
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Nine Months Ended
(Unaudited)	March 2, 2024	March 4, 2023
Cash Flows from Operating Activities:
Net earnings	$73.6	$46.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	111.6	115.9
Stock-based compensation	17.1	15.7
Amortization of deferred financing costs	3.5	3.5
Loss on sale of equity method investment	0.4	—
Deferred taxes	(0.3)	(1.2)
Restructuring expense	8.7	19.8
Impairment	—	36.6
Decrease in current assets	100.0	5.9
(Decrease) in current liabilities	(32.9)	(159.1)
(Decrease) in non-current liabilities	(2.1)	(5.3)
Other, net	(5.7)	(7.4)
Net Cash Provided by Operating Activities	273.9	70.4

Cash Flows from Investing Activities:
Advances of notes receivable	(10.6)	(4.4)
Proceeds from the sale of equity method investment	3.5	—
Capital expenditures	(56.5)	(60.6)
Proceeds from loan on cash surrender value of life insurance	—	13.5
Other, net	2.6	(1.7)
Net Cash Used in Investing Activities	(61.0)	(53.2)

Cash Flows from Financing Activities:
Repayments of long-term debt	(22.2)	(19.7)
Proceeds from credit facility	620.1	720.2
Repayments of credit facility	(668.9)	(664.7)
Dividends paid	(42.2)	(42.9)
Common stock issued	4.3	4.5
Common stock repurchased and retired	(101.0)	(15.9)
Other, net	(3.2)	(3.6)
Net Cash Used in Financing Activities	(213.1)	(22.1)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.3	(8.3)
Net Increase (Decrease) in Cash and Cash Equivalents	0.1	(13.2)

Cash and Cash Equivalents, Beginning of Period	223.5	230.3
Cash and Cash Equivalents, End of Period	$223.6	$217.1
See accompanying notes to Condensed Consolidated Financial Statements.

MillerKnoll, Inc.
Condensed Consolidated Statements of Stockholders' Equity

	Nine Months Ended March 2, 2024
(Dollars in millions, except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation Plan	MillerKnoll, Inc. Stockholders' Equity
(Unaudited)	Shares	Amount
June 3, 2023	75,698,670	$15.1	$836.5	$676.1	$(95.1)	$—	$1,432.6
Net earnings	—	—	—	16.7	—	—	16.7
Other comprehensive income, net of tax	—	—	—	—	11.6	—	11.6
Stock-based compensation expense	(983)	—	6.4	—	—	—	6.4
Restricted and performance stock units released	332,566	0.1	0.1	—	—	—	0.2
Employee stock purchase plan issuances	45,107	—	0.9	—	—	—	0.9
Repurchase and retirement of common stock	(1,670,135)	(0.3)	(31.7)	—	—	—	(32.0)
Dividends declared ($0.1875 per share)	—	—	—	(14.1)	—	—	(14.1)
September 3, 2023	74,405,225	$14.9	$812.2	$678.7	$(83.5)	$—	$1,422.3
Net earnings	—	—	—	33.5	—	—	33.5
Other comprehensive income, net of tax	—	—	—	—	(0.6)	—	(0.6)
Stock-based compensation expense	—	—	5.3	—	—	—	5.3
Exercise of stock options	19,429	—	0.4	—	—	—	0.4
Restricted and performance stock units released	11,887	—	—	—	—	—	—
Employee stock purchase plan issuances	31,669	—	1.3	—	—	—	1.3
Repurchase and retirement of common stock	(1,390,551)	(0.3)	(27.7)	—	—	—	(28.0)
Dividends declared ($0.1875 per share)	—	—	—	(13.7)	—	—	(13.7)
Other	—	—	—	0.1	—	—	0.1
December 2, 2023	73,077,659	$14.6	$791.5	$698.6	$(84.1)	$—	$1,420.6
Net earnings	—	—	—	22.2	—	—	22.2
Other comprehensive income, net of tax	—	—	—	—	(4.5)	—	(4.5)
Stock-based compensation expense	—	—	5.4	—	—	—	5.4
Exercise of stock options	18,659	—	0.4	—	—	—	0.4
Restricted and performance stock units released	112,794	—	0.7	—	—	—	0.7
Employee stock purchase plan issuances	29,225	—	—	—	—	—	—
Repurchase and retirement of common stock	(1,533,430)	(0.3)	(40.7)	—	—	—	(41.0)
Directors' fees	31,379	—	0.8	—	—	—	0.8
Dividends declared ($0.1875 per share)	—	—	—	(13.8)	—	—	(13.8)
Other	—	—	—	0.1	—	—	0.1
March 2, 2024	71,736,286	$14.3	$758.1	$707.1	$(88.6)	$—	$1,390.9

	Nine Months Ended March 4, 2023
(Dollars in millions, except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation Plan	MillerKnoll, Inc. Stockholders' Equity
(Unaudited)	Shares	Amount
May 28, 2022	75,824,241	$15.2	$825.7	$693.3	$(107.1)	$—	$1,427.1
Net earnings	—	—	—	25.8	—	—	25.8
Other comprehensive loss, net of tax	—	—	—	—	(57.8)	—	(57.8)
Stock-based compensation expense	(13,474)	—	5.4	—	—	—	5.4
Exercise of stock options	43,469	—	1.0	—	—	—	1.0
Restricted and performance stock units released	160,551	—	0.1	—	—	—	0.1
Employee stock purchase plan issuances	35,753	—	0.8	—	—	—	0.8
Repurchase and retirement of common stock	(494,509)	(0.1)	(14.2)	—	—	—	(14.3)
Dividends declared ($0.1875 per share)	—	—	—	(14.3)	—	—	(14.3)
Other	—	—	0.5	0.5	—	—	1.0
September 3, 2022	75,556,031	$15.1	$819.3	$705.3	$(164.9)	$—	$1,374.8
Net earnings	—	—	—	16.0	—	—	16.0
Other comprehensive income, net of tax	—	—	—	—	51.8	—	51.8
Stock-base compensation expense	(2,476)	—	5.5	—	—	—	5.5
Restricted and performance stock units released	8,763	—	0.1	—	—	—	0.1
Employee stock purchase plan issuances	44,010	—	0.7	—	—	—	0.7
Repurchase and retirement of common stock	(3,222)	—	(0.1)	—	—	—	(0.1)
Dividends declared ($0.1875 per share)	—	—	—	(14.3)	—	—	(14.3)
Other	—	—	0.2	(0.4)	—	—	(0.2)
December 3, 2022	75,603,106	$15.1	$825.7	$706.6	$(113.1)	$—	$1,434.3
Net earnings	—	—	—	0.4	—	—	0.4
Other comprehensive income, net of tax	—	—	—	—	7.6	—	7.6
Stock-based compensation expense	(15,563)	—	4.8	—	—	—	4.8
Restricted and performance stock units released	44,926	—	0.3	—	—	—	0.3
Employee stock purchase plan issuances	36,375	—	0.8	—	—	—	0.8
Repurchase and retirement of common stock	(69,927)	—	(1.6)	—	—	—	(1.6)
Deferred compensation plan	—	—	0.6	—	—	—	0.6
Directors Fees	27,784	—	0.6	—	—	—	0.6
Dividends declared ($0.1875 per share)	—	—	—	(14.3)	—	—	(14.3)
Other	—	—	(0.2)	0.6	—	—	0.4
March 4, 2023	75,626,701	$15.1	$831.0	$693.3	$(105.5)	$—	$1,433.9

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
MillerKnoll is a collective of dynamic brands that comes together to design the world we live in. A global leader in design, MillerKnoll includes Herman Miller® and Knoll®, as well as Colebrook Bosson Saunders™, DatesWeiser™, Design Within Reach®, Edelman®, Geiger®, HAY®, Holly Hunt®, KnollTextiles®, Maharam®, Muuto®, NaughtOne®, and Spinneybeck®|FilzFelt®. MillerKnoll represents over 100 years of design research and exploration in service of humanity. The Company is united by a belief in design as a tool to create positive impact and shape a more sustainable, caring, and beautiful future for all people and the planet.
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
The accompanying unaudited Condensed Consolidated Financial Statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly the financial position of the Company as of March 2, 2024. Operating results for the three and nine months ended March 2, 2024 are not necessarily indicative of the results that may be expected for the year ending June 1, 2024 ("fiscal 2024"). These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 3, 2023 ("fiscal 2023"). All intercompany transactions have been eliminated in the Condensed Consolidated Financial Statements. The financial statements of equity method investments are not consolidated.
The Company's fiscal year is the 52 or 53 week period ending on the Saturday closest to May 31. The fiscal year ending June 1, 2024 contains 52 weeks, while the fiscal year ended June 3, 2023 contained 53 weeks. The first quarter of fiscal 2024 contained 13 weeks and the first quarter of fiscal 2023 contained 14 weeks.
Investments in Nonconsolidated Affiliates
On October 30, 2023, the Company sold its 48.2% investment in Global Holdings Netherlands B.V., which owns 100% of Maars Holding B.V. ("Maars") for total purchase consideration of $5.9 million. As part of this transaction, we received cash proceeds of $3.5 million at closing, a $1.4 million receivable under a vendor loan, and $1.0 million of cash held in an escrow account to secure the representations and warranties made to the purchaser. As a result of the sale, a loss of $0.4 million was recorded in Equity (loss) income from nonconsolidated affiliates, net of tax during the nine months ended March 2, 2024.
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
3. Revenue from Contracts with Customers
Disaggregated Revenue
Revenue disaggregated by contract type is provided in the table below:

	Three Months Ended		Nine Months Ended
(In millions)	March 2, 2024	March 4, 2023	March 2, 2024	March 4, 2023
Net Sales:
Single performance obligation
Product revenue	$809.9	$919.7	$2,526.7	$2,924.0
Multiple performance obligations
Product revenue	58.3	60.9	201.9	193.7
Service revenue	1.4	0.8	3.4	2.6
Other	2.7	3.3	7.5	10.1
Total	$872.3	$984.7	$2,739.5	$3,130.4
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
The Other category primarily consists of textiles, uncategorized product sales, and service sales.

Revenue disaggregated by product type and reportable segment is provided in the table below:

	Three Months Ended		Nine Months Ended
(In millions)	March 2, 2024	March 4, 2023	March 2, 2024	March 4, 2023
Americas Contract:
Workplace	$281.8	$313.5	$917.3	$994.3
Performance Seating	96.3	102.8	303.4	336.7
Lifestyle	55.3	60.8	171.9	200.3
Other	7.7	7.5	15.0	20.4
Total Americas Contract	$441.1	$484.6	$1,407.6	$1,551.7

International Contract & Specialty:
Workplace	$34.8	$37.5	$110.0	$131.4
Performance Seating	55.8	63.3	172.7	197.9
Lifestyle	81.5	92.4	258.8	299.0
Other	45.2	49.3	145.3	151.6
Total International Contract & Specialty	$217.3	$242.5	$686.8	$779.9

Global Retail:
Workplace	$3.3	$20.3	$10.8	$69.7
Performance Seating	50.4	59.8	148.1	161.9
Lifestyle	159.9	177.2	485.3	565.8
Other	0.3	0.3	0.9	1.4
Total Global Retail	$213.9	$257.6	$645.1	$798.8

Total	$872.3	$984.7	$2,739.5	$3,130.4
In the current year, certain products were reclassified within the Performance Seating, Lifestyle, and Other categories based on management's internal reporting of the performance of these product lines. The prior year has been restated to reflect these changes.
Refer to Note 15 of the Condensed Consolidated Financial Statements for further information related to our reportable segments.
Contract Balances
Customers may make payments before the satisfaction of the Company's performance obligation and recognition of revenue. These payments represent contract liabilities and are included within the caption “Customer deposits” in the Condensed Consolidated Balance Sheets. During the three and nine months ended March 2, 2024, the Company recognized Net sales of $4.0 million and $75.9 million respectively, related to customer deposits that were included in the balance sheet as of June 3, 2023.
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
The following table summarizes the acquired identified intangible assets, valuation method employed, useful lives and fair value, as determined by the Company as of the acquisition date:

(In millions)	Valuation Method	Useful Life (years)	Fair Value
Backlog	Multi-Period Excess Earnings	Less than 1 Year	$27.6
Trade name - indefinite lived	Relief from Royalty	Indefinite	418.0
Trade name - amortizing	Relief from Royalty	5-10 Years	14.0
Designs	Relief from Royalty	9-15 years	40.0
Customer Relationships	Multi-Period Excess Earnings	2-15 years	257.0
Total			$756.6
5. Inventories, net

(In millions)	March 2, 2024	June 3, 2023
Finished goods and work in process	$323.2	$357.2
Raw materials	114.2	130.2
Total	$437.4	$487.4
Inventories are primarily valued using the first-in first-out method.

6. Goodwill and Indefinite-Lived Intangibles
Goodwill and other indefinite-lived intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following as of March 2, 2024 and June 3, 2023:

(In millions)	Americas Contract	International Contract & Specialty	Global Retail	Total
June 3, 2023
Goodwill	$565.1	$303.0	$479.1	$1,347.2
Foreign currency translation adjustments	1.4	1.4	1.4	4.2
Accumulated impairment losses	(36.7)	—	(88.8)	(125.5)
March 2, 2024	$529.8	$304.4	$391.7	$1,225.9
Other indefinite-lived assets included in the Consolidated Balance Sheets consist of the following:

(In millions)	Indefinite-lived Intangible Assets
June 3, 2023	$480.7
Foreign currency translation adjustments	1.5
March 2, 2024	$482.2
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
During the third quarter of fiscal year 2024, the Company performed an assessment to determine whether there were indicators of a triggering event which could indicate the carrying amount of the reporting units may not be supported by the fair value. No indicators of a triggering event for potential impairment were noted in the third quarter of fiscal 2024.
The Company generally uses the discounted cash flow method under a weighting of the income and market approach to estimate the fair value of our reporting units. These approaches are based on a discounted cash flow analysis and observable comparable company information that use several inputs, including:

•actual and forecasted revenue growth rates and operating margins,
•discount rates based on the reporting unit's weighted average cost of capital, and
•revenue and EBITDA of comparable companies.
The Company selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, management’s long-term strategic plans, and guideline companies.
Intangible assets with indefinite useful lives are not subject to amortization and are evaluated annually for impairment, or more frequently when events or changes in circumstances indicate that the fair value of an intangible asset may not be recoverable. Management has not identified any events or changes in circumstances that may indicate an indefinite-lived intangible is more likely than not to be impaired as of the third quarter of fiscal year 2024.
7. Employee Benefit Plans
The following table summarizes the components of net periodic benefit cost for the Company's defined benefit pension plans:

	Pension Benefits
	Three Months Ended March 2, 2024		Three Months Ended March 4, 2023
(In millions)	Domestic	International	Domestic	International
Service cost	$—	$—	$—	$—
Interest cost	1.5	1.0	1.5	0.8
Expected return on plan assets(1)	(2.3)	(1.2)	(2)	(1.2)
Expected administrative expenses	0.2	—	0.1	—
Net amortization loss	—	—	—	0.6
Settlement charge	—	—	(0.5)	—
Net periodic benefit (income) cost	$(0.6)	$(0.2)	$(0.9)	$0.2

	Nine Months Ended March 2, 2024		Nine Months Ended March 4, 2023
(In millions)	Domestic	International	Domestic	International
Service cost	$—	$—	$—	$—
Interest cost	4.5	3.0	4.5	2.4
Expected return on plan assets(1)	(6.9)	(3.7)	(6)	(3.5)
Expected administrative expenses	0.6	—	0.3	—
Net amortization loss	—	—	—	1.8
Settlement charge	—	—	(0.5)	—
Net periodic benefit (income) cost	$(1.8)	$(0.7)	$(1.7)	$0.7
(1)The weighted-average expected long-term rate of return on plan assets is 6.0%.

8. Earnings Per Share
Basic earnings per share is computed by dividing net earnings attributable to MillerKnoll, Inc. by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net earnings attributable to MillerKnoll, Inc. by the weighted-average number of common shares outstanding, including all potentially dilutive common shares. In periods of loss, there are no potentially dilutive common shares to add to the weighted-average number of common shares outstanding.
The table below presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share attributable to MillerKnoll, Inc.:

	Three Months Ended		Nine Months Ended
	March 2, 2024	March 4, 2023	March 2, 2024	March 4, 2023
Numerator:
Net earnings attributable to MillerKnoll, Inc. - in millions	$22.2	$0.4	$72.4	$42.2

Denominator:
Weighted-average common shares outstanding - basic	72,720,734	75,463,071	73,952,015	75,442,780
Potentially dilutive shares resulting from stock plans	1,426,092	603,144	664,376	593,364
Weighted-average common shares outstanding - diluted	74,146,826	76,066,215	74,616,391	76,036,144

Earnings per share attributable to MillerKnoll, Inc. - basic	0.31	0.01	0.98	0.56
Earnings per share attributable to MillerKnoll, Inc. - diluted	0.30	0.01	0.97	0.56

Antidilutive equity awards not included in weighted-average common shares - diluted	918,423	2,562,710	3,867,589	1,161,186

9. Stock-Based Compensation
The following table summarizes the stock-based compensation expense and related income tax effect for the three and nine months ended:

	Three Months Ended		Nine Months Ended
(In millions)	March 2, 2024	March 4, 2023	March 2, 2024	March 4, 2023
Stock-based compensation expense	$5.4	$4.8	$17.1	$15.7
Related income tax effect	$1.3	$1.2	$4.1	$3.8
Certain Company equity-based compensation awards contain provisions that allow for continued vesting into retirement. Stock-based awards are considered fully vested for expense attribution purposes when the employee's retention of the award is no longer contingent on providing subsequent service.
10. Income Taxes
The Company's process for determining the provision for income taxes for the three and nine months ended March 2, 2024 involved using an estimated annual effective tax rate which was based on expected annual income and statutory tax rates across the various jurisdictions in which it operates. The effective tax rates were 16.0% and 31.2%, respectively, for the three month periods ended March 2, 2024 and March 4, 2023. The year over year change in the effective tax rate for the three months ended March 2, 2024 resulted from the current quarter having favorable discrete impacts from return to provision true-ups related to the United States research and development tax credit and the prior year quarter having no comparable impacts. For the three months ended March 2, 2024, the effective tax rate is lower than the United States federal statutory rate due to favorable discrete impacts from return to provision true-ups related to the United States research and development tax credit. For the three months ended March 4, 2023, the effective tax rate was higher than the United States federal statutory rate due to an unfavorable tax adjustment in the quarter related to stock compensation.

The effective tax rates were 20.5% and 19.5%, respectively, for the nine months ended March 2, 2024 and March 4, 2023. The year over year increase in the effective rate for the nine months ended March 2, 2024 resulted from the same nine months in the prior year having more favorable foreign tax credit impacts in the United States than the current nine months. For the nine months ended March 2, 2024, the effective tax rate is slightly lower than the United States federal statutory rate due to favorable impacts from return to provision true-ups related to the United States research and development tax credit. For the nine months ended March 4, 2023, the effective tax rate was lower than the United States federal statutory rate due to the favorable impact of increased foreign tax credits in the United States resulting from the recapture of prior year overall domestic loss.
The Company recognizes interest and penalties related to uncertain tax benefits through Income tax expense in its Condensed Consolidated Statements of Comprehensive Income. Interest and penalties recognized in the Company's Condensed Consolidated Statements of Comprehensive Income were negligible for the three and nine months ended March 2, 2024 and March 4, 2023.
The Company's recorded liability for potential interest and penalties related to uncertain tax benefits was:

(In millions)	March 2, 2024	June 3, 2023
Liability for interest and penalties	$0.9	$0.7
Liability for uncertain tax positions, current	$1.7	$1.6
The Company is subject to periodic audits by domestic and foreign tax authorities. Currently, the Company is undergoing routine periodic audits in both domestic and foreign tax jurisdictions. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of these audits. Tax payments related to these audits, if any, are not expected to be material to the Company's Condensed Consolidated Statements of Comprehensive Income.
For the majority of tax jurisdictions, the Company is no longer subject to state, local, or non-United States income tax examinations by tax authorities for fiscal years before 2020.
11. Fair Value Measurements
The Company's financial instruments consist of cash equivalents, marketable securities, accounts and notes receivable, deferred compensation plan, accounts payable, debt, interest rate swaps, and foreign currency exchange contracts. The Company's financial instruments, other than long-term debt, are recorded at fair value.
The carrying value and fair value of the Company's long-term debt, including current maturities, is as follows for the periods indicated:

(In millions)	March 2, 2024	June 3, 2023
Carrying value	$1,344.6	$1,414.4
Fair value	$1,369.5	$1,378.2
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
The following table sets forth financial assets and liabilities measured at fair value through net income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of March 2, 2024 and June 3, 2023.

(In millions)	March 2, 2024			June 3, 2023
Financial Assets	NAV	Quoted prices in active markets for identical assets (Level 1)	Quoted prices with other observable inputs (Level 2)	NAV	Quoted prices in active markets for identical assets (Level 1)	Quoted prices with other observable inputs (Level 2)
Cash equivalents:
Money market funds	$10.7	$—	$—	$17.3	$—	$—
Foreign currency forward contracts	—	—	0.4	—	—	1.3
Deferred compensation plan	—	18.3	—	—	16.3	—
Total	$10.7	$18.3	$0.4	$17.3	$16.3	$1.3

Financial Liabilities
Foreign currency forward contracts	—	—	0.3	—	—	1.8
Total	$—	$—	$0.3	$—	$—	$1.8
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
The following table sets forth financial assets and liabilities measured at fair value through other comprehensive income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of March 2, 2024 and June 3, 2023.

(In millions)		March 2, 2024	June 3, 2023
Financial Assets	Balance Sheet Location	Quoted Prices with Other Observable Inputs (Level 2)	Quoted Prices with Other Observable Inputs (Level 2)
Interest rate swap agreement	Other noncurrent assets	$55.7	$59.9
Total		$55.7	$59.9

Financial Liabilities
Interest rate swap agreement	Other liabilities	$0.4	$3.0
Total		$0.4	$3.0
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
The interest rate swaps were designated as cash flow hedges at inception and the facts and circumstances of the hedged relationships remain consistent with the initial quantitative effectiveness assessment in that the hedged instruments remain an effective accounting hedge as of March 2, 2024. Since a designated derivative meets hedge accounting criteria, the fair value of the hedge is recorded in the Consolidated Statements of Stockholders’ Equity as a component of Accumulated other comprehensive loss, net of tax. The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings. The interest rate swap agreements are assessed for hedge effectiveness on a quarterly basis. The impact of derivative instruments on our Condensed Consolidated Statements of Cash Flows is included in Net cash provided by operating activities.

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
The following table summarizes the effects of the interest rate swap agreements for the three and nine months ended:

	Three Months Ended		Nine Months Ended
(In millions)	March 2, 2024	March 4, 2023	March 2, 2024	March 4, 2023
(Loss) Gain recognized in Other comprehensive loss (income) (effective portion)	$(1.1)	$10.3	$(1.2)	$31.8
Gain reclassified from Accumulated other comprehensive loss into earnings	$7.9	$4.9	$23.0	$6.9
There were no gains or losses recognized in earnings for hedge ineffectiveness for the three and nine month periods ended March 2, 2024 and March 4, 2023. The amount of gain expected to be reclassified from Accumulated other comprehensive income into earnings during the next twelve months is $27.0 million, net of tax is $20.2 million.
Redeemable Noncontrolling Interests
Changes in the Company's redeemable noncontrolling interest in HAY for the nine months ended March 2, 2024 and March 4, 2023 are as follows:

(In millions)	March 2, 2024	March 4, 2023
Beginning Balance	$107.6	$106.9
Net income attributable to redeemable noncontrolling interests	1.2	3.8
Dividend attributable to redeemable noncontrolling interests	(2.8)	(3.2)
Foreign currency translation adjustments	1.2	(0.9)
Ending Balance	$107.2	$106.6

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
Changes in the warranty reserve for the stated periods were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	March 2, 2024	March 4, 2023	March 2, 2024	March 4, 2023
Accrual Balance — beginning	$71.3	$74.1	$73.9	$73.2
Accrual for warranty matters	4.9	6.0	15.0	17.7
Settlements and adjustments	(5.6)	(5.6)	(18.3)	(16.4)
Accrual Balance — ending	$70.6	$74.5	$70.6	$74.5
Guarantees
The Company is periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one year and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies. However, the Company is ultimately liable for claims that may occur against them. As of March 2, 2024, the Company had a maximum financial exposure related to performance bonds totaling approximately $7.9 million. The Company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The Company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded in respect to these bonds as of either March 2, 2024 or June 3, 2023.
The Company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of March 2, 2024, the Company had a maximum financial exposure from these standby letters of credit totaling approximately $12.7 million, all of which is considered usage against the Company's revolving line of credit. The Company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded with respect to these arrangements as of March 2, 2024 or June 3, 2023.
Contingencies
The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect, if any, on the Company's Consolidated Financial Statements.

13. Short-Term Borrowings and Long-Term Debt
Short-term borrowings and long-term debt as of March 2, 2024 and June 3, 2023 consisted of the following:

(In millions)	March 2, 2024	June 3, 2023
Syndicated revolving line of credit, due July 2026	$377.9	$426.7
Term Loan A, 6.9407%, due July 2026	352.5	370.0
Term Loan B, 7.4407%, due July 2028	610.9	615.6
Supplier financing program	1.9	2.1
Finance lease liability	1.4	—
Total debt	$1,344.6	$1,414.4
Less: Unamortized discount and issuance costs	(13.3)	(15.9)
Less: Current debt	(40.9)	(33.4)
Long-term debt	$1,290.4	$1,365.1
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
During the nine months ended March 2, 2024, the Company made total principal payments on term loans "A" and "B" in the amounts of $17.5 million and $4.7 million, respectively. During the nine months ended March 4, 2023, the Company made total principal payments on term loans "A" and "B" in the amounts of $15.0 million and $4.7 million, respectively.
Available borrowings under the syndicated revolving line of credit were as follows for the periods indicated:

(In millions)	March 2, 2024	June 3, 2023
Syndicated revolving line of credit borrowing capacity	$725.0	$725.0
Less: Borrowings under the syndicated revolving line of credit	377.9	426.7
Less: Outstanding letters of credit	12.7	14.1
Available borrowings under the syndicated revolving line of credit	$334.4	$284.2
Supplier Financing Program
The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations of the Company. Under this program, participating suppliers may finance payment obligations of the Company, prior to their scheduled due dates, at a discounted price to the third-party financial institution.
The Company has lengthened the payment terms for certain suppliers that have chosen to participate in the program. As a result, certain amounts due to suppliers have payment terms that are longer than standard industry practice and as such, these amounts have been excluded from “Accounts payable” in the Condensed Consolidated Balance Sheets as the amounts have been accounted for by the Company as current debt, within “Short-term borrowings and current portion of long-term debt”. As of March 2, 2024 and June 3, 2023, the liability related to the supplier financing program was $1.9 million and $2.1 million, respectively.

14. Accumulated Other Comprehensive Loss
The following table provides an analysis of the changes in accumulated other comprehensive loss for the nine months ended March 2, 2024 and March 4, 2023:

(In millions)	Cumulative Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Interest Rate Swap Agreement	Accumulated Other Comprehensive Loss
Balance at June 3, 2023	$(114.0)	$(23.8)	$42.7	$(95.1)
Other comprehensive income (loss), net of tax before reclassifications	7.9	—	(24.2)	(16.3)
Reclassification from accumulated other comprehensive loss - Other, net	—	(0.2)	23.0	22.8
Tax benefit	—	—	—	—
Net reclassifications	—	(0.2)	23.0	22.8
Net current period other comprehensive income (loss)	7.9	(0.2)	(1.2)	6.5
Balance at March 2, 2024	$(106.1)	$(24.0)	$41.5	$(88.6)

Balance at May 28, 2022	$(93.9)	$(36.9)	$23.7	$(107.1)
Other comprehensive (loss) income, net of tax before reclassifications	(30.6)	—	24.9	(5.7)
Reclassification from accumulated other comprehensive loss - Other, net	—	0.6	6.9	7.5
Tax benefit	—	(0.2)	—	(0.2)
Net reclassifications	—	0.4	6.9	7.3
Net current period other comprehensive (loss) income	(30.6)	0.4	31.8	1.6
Balance at March 4, 2023	$(124.5)	$(36.5)	$55.5	$(105.5)
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
The Company also reports a “Corporate” category consisting primarily of unallocated expenses related to general corporate functions, including, but not limited to, certain legal, executive, corporate finance, information technology, administrative and integration-related costs. Management regularly reviews corporate costs and believes disclosing such information provides more visibility and transparency regarding how the chief operating decision maker reviews results of the Company. The accounting policies of the operating segments are the same as those of the Company.

The following is a summary of certain key financial measures for the respective periods indicated:

	Three Months Ended		Nine Months Ended
(In millions)	March 2, 2024	March 4, 2023	March 2, 2024	March 4, 2023
Net Sales:
Americas Contract	$441.1	$484.6	$1,407.6	$1,551.7
International Contract & Specialty	217.3	242.5	686.8	779.9
Global Retail	213.9	257.6	645.1	798.8
Total	$872.3	$984.7	$2,739.5	$3,130.4

Operating Earnings (Loss):
Americas Contract	$25.3	$32.5	$101.8	$78.2
International Contract & Specialty	18.5	25.3	53.7	81.5
Global Retail	11.3	(24.5)	28.2	(4.7)
Total reportable segments	$55.1	$33.3	$183.7	$155.0
Corporate	(12.3)	(12.1)	(40.2)	(44.3)
Total	$42.8	$21.2	$143.5	$110.7
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
For the three months ended March 2, 2024, we incurred $7.6 million of costs related to the Knoll Integration which was comprised of $6.6 million of exit and disposal costs related to the consolidation of facilities, and $1 million of other integration costs.
For the three months ended March 4, 2023, we incurred $4.0 million of costs related to the Knoll Integration including: $1.7 million of severance and employee benefit costs, $0.8 million of exit and disposal costs related to the consolidation of facilities, and $1.5 million of other integration costs

For the nine months ended March 2, 2024, we incurred $18.4 million of costs related to the Knoll Integration which was comprised of $15.3 million of exit and disposal costs related to the consolidation of facilities and $3.1 million of other integration costs.
For the nine months ended March 4, 2023, we incurred $12.7 million of costs related to the Knoll Integration including: $3.1 million of severance and employee benefit costs, $3.6 million of of exit and disposal costs related to the consolidation of facilities, and $6.0 million of other integration costs.
The following table provides an analysis of the changes in liability balance for Knoll Integration costs that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and exit and disposal activities) for the nine months ended March 2, 2024:

(In millions)	Severance and Employee Benefit	Exit and Disposal Activities	Total
June 3, 2023	$2.9	$—	$2.9
Integration Costs	—	15.3	15.3
Amounts Paid	(2.8)	(10.2)	(13.0)
Non-cash costs	—	(3.9)	(3.9)
March 2, 2024	$0.1	$1.2	$1.3
The Company expects that a substantial portion of the liability for the Knoll Integration as of March 2, 2024 will be paid in the balance of fiscal year 2024.
The following is a summary of integration expenses by segment for the periods indicated:

	Three Months Ended		Nine Months Ended
(In millions)	March 2, 2024	March 4, 2023	March 2, 2024	March 4, 2023
Americas Contract	$5.8	$2.2	$15.3	$6.2
International Contract & Specialty	1.8	0.5	3.0	2.0
Global Retail	—	—	—	0.2
Corporate	—	1.3	0.1	4.3
Total	$7.6	$4.0	$18.4	$12.7
In the second quarter of fiscal 2024 a manufacturing facility located in Wisconsin met the criteria to be classified as an asset held for sale. The decision to sell this facility was made as a result of facility integration activities performed in connection with the integration of Knoll. The carrying amount of these assets held for sale was $4.6 million and is classified as current assets within "Assets held for sale" in the Condensed Consolidated Balance Sheets as of March 2, 2024. No impairment has been recorded on the carrying value of the asset.
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
During fiscal year 2024, the Company announced an action related to the 2024 restructuring plan ("2024 restructuring plan") to reduce expenses. This restructuring activity included involuntary reductions in workforces. As the result of the action, the Company projects an annualized expense reduction of approximately $15.0 million to $17.0 million. During the three and nine months ended March 2, 2024 the Company incurred $1.7 million and $8.7 million, respectively of severance and employee benefit costs related to the 2024 restructuring plan.

The following table provides an analysis of the changes in the restructuring cost reserve for the nine months ended March 2, 2024:

	Severance and Employee-Related
(In millions)	2024 Restructuring Plan	2023 Restructuring Plan
June 3, 2023	$—	$7.3
Restructuring Costs	8.7	—
Amounts Paid	(6.4)	(7.0)
March 2, 2024	$2.3	$0.3
The Company expects that remaining liability for the 2023 restructuring plan as of March 2, 2024 will be paid in fiscal year 2024. The Company expects that remaining liability for the 2024 restructuring plan as of March 2, 2024, will be paid in fiscal year 2024 and fiscal 2025.
The following is a summary of restructuring costs by segment for the periods indicated:

	Three Months Ended		Nine Months Ended
(In millions)	March 2, 2024	March 4, 2023	March 2, 2024	March 4, 2023
Americas Contract	$1.5	$4.4	$5.8	$17.5
International Contract & Specialty	0.1	—	1.6	0.7
Global Retail	0.1	0.2	1.3	1.6
Total	$1.7	$4.6	$8.7	$19.8
17. Variable Interest Entities
The Company entered into long-term notes receivable with certain independently owned dealers that are deemed to be variable interests in variable interest entities. The carrying value of these long-term notes receivable was $14.3 million and $6.3 million as of March 2, 2024 and June 3, 2023 respectively and represents the Company’s maximum exposure to loss. The Company is not deemed to be the primary beneficiary for any of these variable interest entities as each independently owned dealer controls the activities that most significantly impact the entity’s economic performance, including sales, marketing, and operations.

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
Business Overview
The Company researches, designs, manufactures, sells, and distributes interior furnishings for use in various environments including residential, office, healthcare, and educational settings and provides related services that support organizations and individuals all over the world. The Company's products are sold primarily through independent contract office furniture dealers, direct customer sales, owned and independent retailers, direct-mail catalogs, and the Company’s eCommerce platforms. The following is a summary of results for the three months ended March 2, 2024:
•Net sales were $872.3 million and orders were $830.3 million, representing a decrease of 11.4% and 6.2%, respectively, when compared to the same quarter of the prior year. On an organic basis, which excludes the impact of foreign currency translation and the impact of the closure of the Fully business, Net sales were $870.5 million(*) and orders were $826.9 million(*), representing an organic decrease of 10.1% and 4.7%, respectively, when compared to the same quarter of the prior year.
•Gross margin in the third quarter was 38.6% as compared to 34.1% for the same quarter of the prior year. The increase in gross margin was driven primarily by the realization of price optimization strategies; improved freight, distribution and inventory management; an impairment charge in the same quarter of the prior year that did not reoccur; and benefits from our ongoing synergy efforts following the Knoll acquisition.
•Operating expenses decreased by $20.2 million or 6.4% as compared to the same quarter of the prior year. The decrease was driven primarily by the continued realization of cost synergies as a result of optimization of our organizational structure, a reduction in restructuring costs as compared to the same prior of the prior year as well as lower variable costs due to decreased sales.
•As of the end of the third quarter, the Company has captured $153 million in annualized run rate synergies following the close of the Knoll acquisition in the first quarter of Fiscal 2022. The Company continues to make further progress on integration plans and expects total run-rate cost synergies to equal $160 million per year by July 2024 (three years following the acquisition closing date).
•The effective tax rate was 16.0% compared to 31.2% for the same quarter of the prior year. The current quarter rate benefited from favorable discrete impacts from return to provision true-ups related to the United States research and development tax credit.
•Diluted earnings per share was $0.30 as compared to $0.01 in the prior year. Excluding integration related costs, restructuring costs, impairment charges, and the amortization of intangible assets purchased as part of the Knoll acquisition, adjusted diluted earnings per share was $0.45(*), a 16.7%(*) decrease as compared to prior year adjusted diluted earnings per share.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

The following summary includes the Company's view of the economic environment in which it operates:
•During the third quarter, demand levels for the Company's products continued to be impacted by general economic uncertainty around the world driven by geopolitical concerns, persistent inflationary effects, and elevated market interest rates.
•The Americas Contract segment in the third quarter reported Net sales totaling $441.1 million, down 9.0% compared to the prior year period on a reported basis and down 9.2%(*) organically. Americas Contract had new orders of $420.1 million, which was a decrease of 9.0% from the prior year, and down 9.4%(*) on an organic basis.

•The International Contract & Specialty segment delivered Net sales in the third quarter of $217.3 million, a decrease of 10.4% from the year-ago period on a reported basis and a decrease of 10.6%(*) organically. New orders in this segment totaled $227.6 million, representing a year-over-year increase of 8.3% on a reported basis and an increase of 7.9%(*) organically.
•Net sales in the third quarter for the Global Retail segment totaled $213.9 million, a decrease of 17.0% over the same quarter last year on a reported basis and a decrease of 11.3%(*) organically. Orders in the quarter totaled $182.6 million, down 14.6% compared to the same period last year on a reported basis and down 7.1%(*) organically.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

The Company's fiscal year is the 52 or 53 week period ending on the Saturday closest to May 31. The fiscal year ending June 1, 2024 contains 52 weeks, while the fiscal year ended June 3, 2023 contained 53 weeks. The first quarter of fiscal 2024 contained 13 weeks and the first quarter of fiscal 2023 contained 14 weeks. This is a factor that should be considered when comparing the Company's year to date financial results to the prior year period.
The remaining sections within Item 2 include additional analysis of the three and nine months ended March 2, 2024, including discussion of significant variances compared to the prior year periods.
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
Adjusted Earnings per Share represents reported diluted earnings per share excluding the impact from amortization of Knoll purchased intangibles, integration charges, restructuring expenses, impairment charges, and the related tax effect of these adjustments. These adjustments are described further below.
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
•Restructuring charges: Includes costs associated with actions involving targeted workforce reductions.

•Impairment charges: Includes non-cash, pre-tax charges for the impairment of assets associated with the decision to cease operating Fully as a stand-alone brand.
•Tax related items: We excluded the income tax benefit/provision effect of the tax related items from our non-GAAP measures because they are not associated with the tax expense on our ongoing operating results.
The following tables reconciles Net sales to Net sales, organic for the periods ended as indicated below:

	Three Months Ended
	March 2, 2024
	Americas Contract	International Contract & Specialty	Global Retail	Total
Net sales, as reported	$441.1	$217.3	$213.9	$872.3
% change from PY	(9.0)%	(10.4)%	(17.0)%	(11.4)%

Adjustments
Currency translation effects (1)	(1.0)	(0.5)	(0.3)	(1.8)
Net sales, organic	$440.1	$216.8	$213.6	$870.5
% change from PY	(9.2)%	(10.6)%	(11.3)%	(10.1)%

	Three Months Ended
	March 4, 2023
	Americas Contract	International Contract & Specialty	Global Retail	Total
Net sales, as reported	$484.6	$242.5	$257.6	$984.7

Adjustments
Fully closure	—	—	(16.9)	(16.9)
Net sales, organic	$484.6	$242.5	$240.7	$967.8
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period

	Nine Months Ended
	March 2, 2024
	Americas Contract	International Contract & Specialty	Global Retail	Total
Net sales, as reported	$1,407.6	$686.8	$645.1	$2,739.5
% change from PY	(9.3)%	(11.9)%	(19.2)%	(12.5)%

Adjustments
Currency translation effects (1)	(2.2)	(7.8)	(5.5)	(15.5)
Net sales, organic	$1,405.4	$679.0	$639.6	$2,724.0
% change from PY	(7.1)%	(10.7)%	(11.3)%	(9.0)%

	Nine Months Ended
	March 4, 2023
	Americas Contract	International Contract & Specialty	Global Retail	Total
Net sales, as reported	$1,551.7	$779.9	$798.8	$3,130.4

Adjustments
Fully closure	—	—	(59.3)	(59.3)
Impact of extra week in FY23	(38.7)	(19.6)	(18.2)	(76.5)
Net sales, organic	$1,513.0	$760.3	$721.3	$2,994.6
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period
The following tables reconcile orders as reported to organic orders for the periods ended as indicated below:

	Three Months Ended
	March 2, 2024
	Americas Contract	International Contract & Specialty	Global Retail	Total
Orders, as reported	$420.1	$227.6	$182.6	$830.3
% change from PY	(9.0)%	8.3%	(14.6)%	(6.2)%

Adjustments
Currency translation effects (1)	(1.8)	(0.9)	(0.7)	(3.4)
Orders, organic	$418.3	$226.7	$181.9	$826.9
% change from PY	(9.4)%	7.9%	(7.1)%	(4.7)%

	Three Months Ended
	March 4, 2023
	Americas Contract	International Contract & Specialty	Global Retail	Total
Orders, as reported	$461.6	$210.1	$213.7	$885.4

Adjustments
Fully closure	—	—	(17.8)	(17.8)
Orders, organic	$461.6	$210.1	$195.9	$867.6
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period.

	Nine Months Ended
	March 2, 2024
	Americas Contract	International Contract & Specialty	Global Retail	Total
Orders, as reported	$1,344.8	$689.4	$653.8	$2,688.0
% change from PY	(7.1)%	(2.1)%	(14.1)%	(7.7)%

Adjustments
Currency translation effects (1)	(6.0)	(8.4)	(6.3)	(20.7)
Orders, organic	$1,338.8	$681.0	$647.5	$2,667.3
% change from PY	(5.1)%	(0.6)%	(5.2)%	(4.0)%

	Nine Months Ended
	March 4, 2023
	Americas Contract	International Contract & Specialty	Global Retail	Total
Orders, as reported	$1,447.0	$704.2	$760.7	$2,911.9

Adjustments
Impact of extra week in FY23	(36.2)	(18.9)	(16.6)	(71.7)
Fully closure	—	—	(61.0)	(61.0)
Orders, organic	$1,410.8	$685.3	$683.1	$2,779.2
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period.

The following table reconciles earnings per share - diluted to adjusted earnings per share - diluted for the periods ended as indicated below:

	Three Months Ended		Nine Months Ended
	March 2, 2024	March 4, 2023	March 2, 2024	March 4, 2023
Earnings per share - diluted	$0.30	$0.01	$0.97	$0.56

Add: Amortization of Knoll purchased intangibles	0.08	0.09	0.24	0.26
Add: Integration charges	0.10	0.05	0.26	0.14
Add: Restructuring charges	0.02	0.06	0.10	0.29
Add: Impairment charges	—	0.48	—	0.48
Tax impact on adjustments	(0.05)	(0.15)	(0.16)	(0.29)
Adjusted earnings per share - diluted	$0.45	$0.54	$1.41	$1.44
Weighted average shares outstanding (used for calculating adjusted earnings per share) – diluted	74,146,826	76,066,215	74,616,391	76,036,144

Key Highlights
The following table presents certain key highlights from the results of operations for the three and nine months ended:

	Three Months Ended			Nine Months Ended
(In millions, except share data)	March 2, 2024	March 4, 2023	% Change	March 2, 2024	March 4, 2023	% Change
Net sales	$872.3	$984.7	(11.4)%	$2,739.5	$3,130.4	(12.5)%
Cost of sales	535.3	649.1	(17.5)%	1,672.4	2,055.1	(18.6)%
Gross margin	337.0	335.6	0.4%	1,067.1	1,075.3	(0.8)%
Operating expenses	294.2	314.4	(6.4)%	923.6	964.6	(4.3)%
Operating earnings	42.8	21.2	101.9%	143.5	110.7	29.6%
Other expenses, net	15.3	19.6	(21.9)%	50.6	53.8	(5.9)%
Earnings before income taxes and equity income	27.5	1.6	N/A	92.9	56.9	63.3%
Income tax expense	4.4	0.5	N/A	19.0	11.1	71.2%
Equity (loss) income from nonconsolidated affiliates, net of tax	—	—	—%	(0.3)	0.2	N/A
Net earnings	23.1	1.1	N/A	73.6	46.0	60.0%
Net earnings attributable to redeemable noncontrolling interests	0.9	0.7	N/A	1.2	3.8	N/A
Net earnings attributable to MillerKnoll, Inc.	$22.2	$0.4	N/A	$72.4	$42.2	71.6%
Earnings per share - basic	$0.31	$0.01	N/A	$0.98	$0.56	75.0%
Orders	$830.3	$885.4	(6.2)%	$2,688.0	$2,911.9	(7.7)%
Backlog	$639.4	$732.3	(12.7)%
The following table presents select components of the Company's Condensed Consolidated Statements of Comprehensive (Loss) Income as a percentage of Net sales, for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	March 2, 2024	March 4, 2023	March 2, 2024	March 4, 2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.4%	65.9%	61.0%	65.6%
Gross margin	38.6%	34.1%	39.0%	34.4%
Operating expenses	33.7%	31.9%	33.7%	30.8%
Operating earnings	4.9%	2.2%	5.2%	3.5%
Other expenses, net	1.8%	2.0%	1.8%	1.7%
Earnings before income taxes and equity income	3.2%	0.2%	3.4%	1.8%
Income tax expense	0.5%	0.1%	0.7%	0.4%
Equity (loss) income from nonconsolidated affiliates, net of tax	—%	—%	—%	—%
Net earnings	2.6%	0.1%	2.7%	1.5%
Net earnings attributable to redeemable noncontrolling interests	0.1%	0.1%	—%	0.1%
Net earnings attributable to MillerKnoll, Inc.	2.5%	—%	2.6%	1.3%
Net Sales
The following chart presents graphically the primary drivers of the year-over-year change in Net sales for the three and nine months ended March 2, 2024. The amounts presented in the graph are expressed in millions and have been rounded.

Net sales decreased $113 million or 11% in the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023. The following items contributed to the change:
•Decreased sales volume within the International Contract & Specialty, Global Retail, and Americas Contract segments of approximately $25 million, $25 million and $61 million, respectively.
•Decrease of $17 million related to the closure of the Fully business that occurred in the prior year. Offset in part by:
•Price increases, net of incremental discounting, which drove an increase in Net sales of approximately $13 million.
•Foreign currency translation increased Net sales by approximately $2 million.
Net sales decreased $390 million or 12% in the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023. The following items contributed to the change:

•The additional week during the first quarter of the prior year contributed to approximately $77 million of the net sales decrease.
•Decrease of $61 million related to the closure of the Fully business that occurred in the prior year.
•Decreased sales volume within the Global Retail, International Contract & Specialty, and Americas Contract segments of approximately $60 million, $88 million and $183 million, respectively. Offset in part by:
•Price increases, net of incremental discounting, which drove an increase in Net sales of approximately $64 million.
•Foreign currency translation increased Net sales by approximately $15 million.
Gross Margin
Gross margin was 38.6% in the third quarter of fiscal 2024 as compared to 34.1% in the third quarter of fiscal 2023. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:
•Reduction in costs from commodities, storage and handling costs, freight and product distribution costs, as compared to the same period of the prior year which increased gross margin by approximately 240 basis points.
•Charges in the prior year for the impairment of assets associated with the decision to cease operating Fully as a stand-alone brand contributed to an increase in gross margin of approximately 170 basis points.
•Price increases, net of incremental discounting, contributed to margin improvement of approximately 90 basis points.
•Savings from the realization of incremental synergies associated with the Knoll acquisition as compared to the same period in the prior year. These factors were offset in part by;
•Loss of leverage on lower sales volumes, which negatively impacted margin by approximately 70 basis points.
Gross margin was 39.0% in the nine months ended March 2, 2024 as compared to 34.4% for the same period in the prior fiscal year. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:
•Reduction in costs from commodities, storage and handling costs, freight and product distribution costs, as compared to the same period of the prior year which increased gross margin by approximately 330 basis points.
•Price increases, net of incremental discounting, contributed to margin improvement of approximately 150 basis points.
•Charges in the prior year for the impairment of assets associated with the decision to cease operating Fully as a stand-alone brand contributed to an increase in gross margin of approximately 60 basis points.
•Savings from the realization of incremental synergies associated with the Knoll acquisition as compared to the same period in the prior year. These factors were offset in part by;
•Loss of leverage on lower sales volumes and unfavorable channel and product mix, which negatively impacted gross margin by approximately 130 basis points.

Operating Expenses
The following chart presents graphically the primary drivers of the year-over-year change in Operating expenses for the three and nine months ended March 2, 2024. The amounts presented in the graphs are expressed in millions and have been rounded.

Operating expenses decreased by $20 million or 6.4% in the third quarter of fiscal 2024 compared to the prior year period. The following factors contributed to the change:
•Charges for the impairment of assets associated with the decision to cease operating Fully as a stand-alone brand contributed a decrease in Operating expenses as compared to the same period of the prior year of approximately $22 million; and
•Variable selling and marketing costs decreased by approximately $6 million, due in part to the closure of the Fully business that occurred in the prior year; and
•Other costs decreased approximately $8 million as compared to the prior year, of which the largest category of decrease was product development costs which decreased $4 million. These decreases were offset in part by:

•Compensation and benefit costs, which increased approximately $16 million, driven by changes in variable-based compensation and incentives.
Operating expenses decreased by $41 million or 4.3% in the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023. The following factors contributed to the change:
•Charges for the impairment of assets associated with the decision to cease operating Fully as a stand-alone brand, restructuring charges related to reductions in the Company's workforce as well as acquisition related integration costs contributed a decrease in Operating expenses as compared to the same period of the prior year of approximately $27 million; and
•Variable selling and marketing costs decreased by approximately $16 million, due in part to the closure of the Fully business that occurred in the prior year; and
•Product development costs decreased approximately $13 million, primarily in the Americas Contract and Global Retail segments; and
•The impact of an extra week in the first quarter of fiscal 2023 decreased operating expenses by approximately $10 million in the current period; and
•Savings from the realization of incremental synergies associated with the Knoll acquisition as compared to the same period in the prior year. These decreases were offset in part by:
•Compensation and benefit costs, which increased approximately $32 million, driven by changes in variable-based compensation and incentives.
Other Income/Expense
During the three months ended March 2, 2024, net Other expense was $15.3 million, representing a decrease of $4.3 million compared to the same period in the prior year, driven primarily by increased interest income as well as reductions in foreign currency losses.
During the nine months ended March 2, 2024, net Other expense was $50.6 million, representing a decrease of $3.2 million compared to the same period in the prior year. This change is driven primarily by increased interest income in the current year offset in part by increased interest expense as compared to the same period of the prior year.
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
The charts below present the relative mix of Net sales and Operating earnings across each of the Company's segments during the three and nine month periods ended March 2, 2024. This is followed by a discussion of the Company's results, by reportable segment. The amounts presented in the charts are in millions and have been rounded.

Americas Contract

	Three Months Ended			Nine Months Ended
(Dollars in millions)	March 2, 2024	March 4, 2023	Change	March 2, 2024	March 4, 2023	Change
Net sales	$441.1	$484.6	$(43.5)	$1,407.6	$1,551.7	$(144.1)
Gross margin	145.9	149.6	(3.7)	481.7	452.5	29.2
Gross margin %	33.1%	30.9%	2.2%	34.2%	29.2%	5.0%
Operating earnings	25.3	32.5	(7.2)	101.8	78.2	23.6
Operating earnings %	5.7%	6.7%	(1.0)%	7.2%	5.0%	2.2%
For the three month comparative period, Net sales decreased 9.0%, or 9.2%(*) on an organic basis, over the prior year period due to:
•Decreased sales volumes within the segment of approximately $61 million, driven by the impact of a challenging macro-economic environment; offset in part by
•Price increases, net of incremental discounting of $16 million; and
•Favorable foreign currency translation of approximately $1 million.
For the nine month comparative period, Net sales decreased 9.3%, or 7.1%(*) on an organic basis, over the prior year period due to:
•Decreased volumes within the segment of approximately $183 million, which was driven by the impact of a challenging macro-economic environment compounded by pandemic-driven pent-up demand at the start of the prior year; and
•The impact of an additional week in the same period of the prior year, which reduced sales approximately $39 million; offset in part by
•Price increases, net of incremental discounting of $76 million; and
•Favorable foreign currency translation of approximately $2 million.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

For the three month comparative period, operating earnings decreased $7.2 million, or 22.2%, over the prior year period due to:
•Decreased Gross margin of $4 million due to the decrease in net sales discussed above offset in part by an increase in gross margin percentage of 220 basis points. The increase in gross margin percentage was due primarily to:
◦The impact of incremental list price increases, net of contract price discounting which provided an approximately 250 basis point improvement over the prior year; and
◦Decreased commodity costs which provided an improvement of approximately 180 basis points. These increases were offset in part by increased labor costs as well as loss of labor and overhead leverage due to reduced production volumes which had a negative impact on margin of 210 basis points; as well as
◦The favorable impact of realization of synergies associated with the Knoll acquisition.
•Increased Operating expenses of $4 million driven primarily by an increase in variable compensation costs of approximately $9 million offset in part by decreased restructuring charges related to reductions in the Company's workforce of approximately $3 million and decreased product development costs of $2 million.
For the nine month comparative period, operating earnings increased $23.6 million, or 30.2%, over the prior year period due to:
•Increased Gross margin of $29.2 million due to the increased gross margin percentage of 500 basis points. The increase in gross margin percentage was due primarily to:
◦The impact of incremental list price increases, net of contract price discounting, that increased gross margin percentage by 360 basis points; and

◦Decreased commodity and product distribution costs that increased gross margin percentage by 300 basis points. These increases were offset in part by increased labor costs as well as loss of labor and overhead leverage due to reduced production volumes as well as unfavorable product mix which had a negative impact on margin of 160 basis points.
•The improvement in operating earnings from Gross margin was offset in part by increased Operating expenses of $6 million. The following factors contributed to the change:
◦An increase in variable based compensation of approximately $18 million and increased Knoll integration related costs costs of $9 million; offset by
◦A decrease of approximately $11 million in restructuring charges related to reductions in the Company's workforce compared to the prior year, decreased product development costs of $5 million, as well as a decrease of $5 million due to the additional week in the prior year.
International Contract & Specialty

	Three Months Ended			Nine Months Ended
(Dollars in millions)	March 2, 2024	March 4, 2023	Change	March 2, 2024	March 4, 2023	Change
Net sales	$217.3	$242.5	$(25.2)	$686.8	$779.9	$(93.1)
Gross margin	96.8	100.6	(3.8)	299.7	323.0	(23.3)
Gross margin %	44.5%	41.5%	3.0%	43.6%	41.4%	2.2%
Operating earnings	18.5	25.3	(6.8)	53.7	81.5	(27.8)
Operating earnings %	8.5%	10.4%	(1.9)%	7.8%	10.5%	(2.7)%
For the three month comparative period, Net sales decreased 10.4%, or 10.6%(*) on an organic basis, over the prior year period due to:
•Decline in sales volume of approximately $25 million driven mainly by challenging macroeconomic conditions in Europe and parts of Asia-Pacific; offset in part by
•Favorable foreign currency translation of approximately $1 million.
For the nine month comparative period, Net sales decreased 11.9%, or 10.7%(*) on an organic basis, over the prior year period due to:
•Decreased sales volume of approximately $88 million; and
•Impact of the extra week in the prior year period, which drove a decrease of $20 million; offset in part by
•Favorable foreign currency translation of approximately $8 million; and
•Price increases, net of incremental discounting of $7 million.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

For the three month comparative period, operating earnings decreased $7 million, or 27% over the prior year period due to:
•Decreased Gross margin of $4 million due to the decrease in net sales discussed above, offset by an increase in gross margin percentage of 300 basis points due primarily to favorable product mix.
•Operating expenses increased approximately $3 million which was largely due to an increase in variable compensation costs in the current year.
For the nine month comparative period, operating earnings decreased $27.8 million, or 34.1%, over the prior year period due to:
•Decreased Gross margin of $23 million due to the decrease in sales explained above, offset in part by an increase in gross margin percentage of 220 basis points due primarily to favorable product mix and the impact of incremental list price increases, net of contract price discounting.
•Increased Operating expenses of $5 million which was largely due to an increase in variable compensation costs in the current year of $11 million, offset in part by a decrease of $4 million due to the additional week in the prior year and a decrease of $2 million of variable selling costs.

Global Retail

	Three Months Ended			Nine Months Ended
(Dollars in millions)	March 2, 2024	March 4, 2023	Change	March 2, 2024	March 4, 2023	Change
Net sales	$213.9	$257.6	$(43.7)	$645.1	$798.8	$(153.7)
Gross margin	94.3	85.4	8.9	285.7	299.8	(14.1)
Gross margin %	44.1%	33.2%	10.9%	44.3%	37.5%	6.8%
Operating earnings (loss)	11.3	(24.5)	35.8	28.2	(4.7)	32.9
Operating earnings %	5.3%	(9.5)%	14.8%	4.4%	(0.6)%	5.0%
For the three month comparative period, Net sales decreased 17.0%, and decreased 11.3%(*) on an organic basis, over the prior year period due to:
•A decrease in sales volume of approximately $25 million, driven by elevated interest rates in major markets around the world, ongoing geopolitical concerns, and a lagging housing market in the U.S.; and
•Decrease of $17 million related to the closure of the Fully business that occurred in the prior year; and
•Incremental discounting, net of price increases which decreased sales by $2 million.
For the nine month comparative period, Net sales decreased 19.2%, and decreased 11.3%(*) on an organic basis, over the prior year period due to:
•Decrease of $61 million related to the closure of the Fully business that occurred in the prior year; and
•A decrease in sales volume of approximately $60 million, driven by a slowdown in the North American housing market and a continuation of general economic uncertainty; and
•The additional week during the first quarter of the prior year contributed to approximately $18 million of the net sales decrease; and
•Incremental discounting, net of price increases, which decreased sales by $21 million; offset by
•Favorable foreign currency translation of approximately $6 million.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

For the three month comparative period, Operating earnings increased $36 million or 146.1% over the prior year period due to:
•Increased Gross margin of $9 million due to the gross margin percentage increase of 1,090 basis points which was attributable to:
◦Charges in the prior year for the impairment of assets associated with the decision to cease operating Fully as a stand-alone brand; and
◦The impact of reduced costs as compared to the prior year associated with product distribution and inventory handling.
•Decreased Operating expenses of $27 million driven primarily by charges of $22 million in the prior year for the impairment charges of assets associated with the decision to cease operating Fully as a stand-alone brand, decreased variable selling and marketing costs, as well as a decrease due to to the closure of the Fully business that occurred in the prior year.
For the nine month comparative period, Operating earnings increased $32.9 million, or 700% over the prior year period due to:

•An increase in gross margin percentage of 680 basis points attributable to the favorable impact of reduced costs as compared to the prior year associated with product distribution and inventory handling as well as charges in the prior year for the impairment of assets associated with the decision to cease operating Fully as a stand-alone brand. These increases were offset in part by unfavorable discounting, net of price increases.
•Decreased Operating expenses of $47 million driven primarily by charges of $22 million in the prior year for the impairment charges of assets associated with the decision to cease operating Fully as a stand-alone brand, decreased variable selling and marketing costs of $14 million, decreased product development of $4 million, a decrease of $4 million due to the additional week in the prior year, as well as a decrease due to to the closure of the Fully business that occurred in the prior year.
Corporate
Corporate unallocated expenses totaled $12.3 million for the third quarter of fiscal 2024, a decrease of $0.2 million from the third quarter of fiscal 2023. The decrease was driven primarily by a reduction in integration costs as compared to the same period of the prior year.
Corporate unallocated expenses totaled $40.2 million for the first nine months of fiscal 2024, a decrease of $4.1 million from the same period of fiscal 2023. The decrease was driven primarily by a reduction in integration costs as compared to the same period of the prior year.
Liquidity and Capital Resources
The table below summarizes the net change in Cash and cash equivalents for the nine months ended as indicated.

(In millions)	March 2, 2024	March 4, 2023
Cash provided by (used in):
Operating activities	$273.9	$70.4
Investing activities	(61.0)	(53.2)
Financing activities	(213.1)	(22.1)
Effect of exchange rate changes	0.3	(8.3)
Net change in Cash and cash equivalents	$0.1	$(13.2)
Cash Flows - Operating Activities
The principal source of our operating cash flow is net earnings. Net cash provided by operating activities for the nine months ended March 2, 2024 totaled $273.9 million compared to $70.4 million in the same period of the prior year. The increase in cash inflow is due primarily to higher net income and a reduction in working capital. Our working capital consists primarily of receivables from customers, inventory, prepaid expenses, accounts payable, accrued compensation, and accrued other expenses. The following all affected these account balances:
•The timing of collection of our receivables;
•Effective inventory management resulting in reduced inventory levels; and
•Increased variable compensation in the current year.
Cash Flows - Investing Activities
Cash used in investing activities for the nine months ended March 2, 2024 was $61.0 million, as compared to $53.2 million in the same period of the prior year. The increase in cash outflow in the current year, compared to the prior year, was primarily due to:
•An increase in notes receivable received from certain independently owned dealers in the current year;
•The advancement of $13.5 million of cash against the value of company owned life insurance policies received in the nine months ended March 4, 2023 for which there was no activity in the current year. Offset in part by:
•Proceeds of $3.5 million received in the nine months ended March 2, 2024 related to the sale of the Company's investment in Global Holdings Netherlands B.V.
At the end of the third quarter of fiscal 2024, there were outstanding commitments for capital purchases of $14.9 million. The Company plans to fund these commitments through a combination of cash on hand and cash flows from operations. The Company expects full-year capital purchases to be between $70 million and $90 million, which will be primarily related to investments in the Company's facilities and equipment. This compares to full-year capital spending of $83.3 million in fiscal 2023. Capital expenditures for the first nine months of fiscal 2024 were $56.5 million compared to $60.6 million for the nine months ended March 4, 2023.
Cash Flows - Financing Activities

Cash used in financing activities for the nine months ended March 2, 2024 was $213.1 million, as compared to $22.1 million in the same period of the prior year. The increase in cash used in the current year, compared to the prior year, was primarily due to:
•Net payments on the credit agreement of $48.8 million in the current year compared to net borrowings of $55.5 million in the same period of the prior year; and
•The Company repurchased 4.6 million shares at a cost of $101.0 million during the nine months ended March 2, 2024 as compared to share repurchases totaling $15.9 million in the same period of the prior year.
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
At the end of the third quarter of fiscal 2024, the Company had a well-positioned balance sheet and liquidity profile. The Company has access to liquidity through credit facilities as well as cash and cash equivalents. These sources have been summarized below. For additional information, refer to Note 13 to the Condensed Consolidated Financial Statements.

(In millions)	March 2, 2024	June 3, 2023
Cash and cash equivalents	$223.6	$223.5
Availability under syndicated revolving line of credit	334.4	284.2
Total liquidity	$558.0	$507.7
Of the Cash and cash equivalents noted above at the end of the third quarter of fiscal 2024, the Company had $210.4 million of Cash and cash equivalents held outside the United States.
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
As of March 2, 2024, the total debt outstanding related to borrowings under the syndicated revolving line of credit was $377.9 million with available borrowings on this facility of $334.4 million.
The Company intends to repatriate $106.5 million of undistributed foreign earnings all of which is held in cash in certain foreign jurisdictions with the remainder of undistributed earnings outside the U.S. recorded in working capital. The Company has recorded a $5.8 million deferred tax liability related to foreign withholding taxes on these future dividends received in the U.S. from foreign subsidiaries. A significant portion of the $106.5 million of undistributed foreign earnings was previously taxed under the U.S. Tax Cut and Jobs Act (TCJA). The Company intends to remain indefinitely reinvested in the remaining undistributed earnings outside the U.S. which is estimated to be approximately $282.2 million on March 2, 2024.
The Company believes cash on hand, cash generated from operations, and borrowing capacity will provide adequate liquidity to fund near term and foreseeable future business operations, capital needs, upcoming debt maturities, future dividends and share repurchases, subject to financing availability in the marketplace.
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
New Accounting Standards
See Note 2 to the Condensed Consolidated Financial Statements.
Cautionary Note Regarding Forward-Looking Statements
This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to future events and anticipated results of operations, business strategies, the anticipated benefits of our acquisition of Knoll, the anticipated impact of the Knoll acquisition on the combined Company’s business and future financial and operating results, the expected amount and timing of synergies from the Knoll acquisition, and other aspects of our operations or operating results. These forward-looking statements generally can be identified by phrases such as “will,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates” or other words or phrases of similar import. It is uncertain whether any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do, what impact they will have on the results of operations and financial condition of MillerKnoll or the price of MillerKnoll’s stock. These forward-looking statements involve certain risks and uncertainties, many of which are beyond MillerKnoll’s control, that could cause actual results to differ materially from those indicated in such forward-looking statements, including but not limited to: general economic conditions; the impact of any government policies and actions to protect the health and safety of individuals or to maintain the functioning of national or global economies, and the Company's response to any such policies and actions; the impact of public health crises, such as pandemics and epidemics; risks related to the additional debt incurred in connection with the Knoll acquisition; MillerKnoll’s ability to comply with its debt covenants and obligations; the risk that the anticipated benefits of the Knoll acquisition will be more costly to realize than expected; the effect of the announcement of the Knoll acquisition on the ability of MillerKnoll to retain and hire key personnel and maintain relationships with customers, suppliers and others with whom MillerKnoll does business, or on MillerKnoll’s operating results and business generally; the ability to successfully integrate Knoll’s operations; the ability of MillerKnoll to implement its plans, forecasts and other expectations with respect to MillerKnoll’s business after the completion of the Knoll acquisition and realize expected synergies; business disruption following the Knoll acquisition; the availability and pricing of raw materials; the financial strength of our dealers and the financial strength of our customers; the success of newly-introduced products; the pace and level of government procurement; and the outcome of pending litigation or governmental audits or investigations. For additional information about other factors that could cause actual results to differ materially from those described in the forward-looking statements, please refer to MillerKnoll’s periodic reports and other filings with the SEC, including the risk factors identified in our most recent Quarterly Reports on Form 10-Q and Annual Report on Form 10-K for the year ended June 3, 2023. The forward-looking statements included in this report are made only as of the date hereof. MillerKnoll does not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances, except as required by law.
Item 3: Quantitative and Qualitative Disclosures About Market Risk
The information concerning quantitative and qualitative disclosures about market risk contained in the Company’s Annual Report on Form 10-K for the year ended June 3, 2023 has not changed materially. The nature of market risks from interest rates and commodity prices has not changed materially during the first nine months of fiscal 2024.
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
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 2, 2024, and the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company's disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended March 2, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The Company has one share repurchase plan authorized by the Board of Directors on January 16, 2019, which provides a share repurchase authorization of $250.0 million with no specified expiration date. The approximate dollar value of shares available for purchase under the plan at March 2, 2024, was $103.5 million.
The following is a summary of share repurchase activity during the fiscal quarter ended March 2, 2024.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions) (1)
12/3/2023 - 12/30/2023	101,883	$27.50	101,883	$141.7
12/31/2023 - 1/27/2024	801,927	$25.94	801,927	$120.9
1/28/2024 - 3/2/2024	629,620	$27.62	629,620	$103.5
Total	1,533,430		1,533,430

(1) Amounts are as of the end of the period indicated
The Company may repurchase shares from time to time in open market transactions, privately negotiated transactions, pursuant to accelerated share repurchase programs or otherwise in accordance with applicable federal securities laws. The timing and amount of the repurchases will be determined by the Company's management based on their evaluation of market conditions, share price and other factors. The share repurchase program may be suspended or discontinued at any time.
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
Item 6: Exhibits
The following exhibits (listed by number corresponding to the Exhibit table as Item 601 in Regulation S-K) are filed with this Report:
Exhibit Number    Document
10.1     MillerKnoll, Inc. 2023 Long-Term Incentive Plan Nonemployee Director Global Stock Option Agreement*
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
MillerKnoll, Inc.

April 10, 2024	/s/ Andrea R. Owen
Andrea R. Owen
President and Chief Executive Officer
(Duly Authorized Signatory for Registrant)

April 10, 2024	/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer
(Duly Authorized Signatory for Registrant)