Form 10-K
period 2024-06-01
MILLERKNOLL, INC.
filed 2024-07-30
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 1, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). □
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐  No  ☒
The aggregate market value of the voting stock held by “nonaffiliates” of the registrant (for this purpose only, the affiliates of the registrant have been assumed to be the executive officers and directors of the registrant and their associates) as of December 1, 2023, was $1.9 billion (based on $26.66 per share which was the closing sale price as reported by Nasdaq). As of July 19, 2024, the registrant had 69,830,778 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant's Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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
Powering the world's most dynamic design brands, MillerKnoll includes Herman Miller® and Knoll®, as well as Colebrook Bosson Saunders®, DatesWeiser®, Design Within Reach®, Edelman®, Geiger®, HAY®, Holly Hunt®, KnollTextiles®, Maharam®, Muuto®, NaughtOne®, and Spinneybeck®|FilzFelt®. All of these companies are considered controlled subsidiaries. MillerKnoll's corporate offices are located at 855 East Main Avenue, PO Box 302, Zeeland, Michigan, 49464-0302 and its telephone number is 616 654 3000. Unless otherwise noted or indicated by the context, all references to "MillerKnoll," "we," "our," "Company" and similar references are to MillerKnoll, Inc. and its controlled subsidiaries. Further information relating to principles of consolidation is provided in Note 1 to the Consolidated Financial Statements included in Item 8 of this report.

Segments
The Company has three reportable segments: Americas Contract, International Contract & Specialty, and Global Retail. The Company also reports a corporate category consisting primarily of unallocated corporate expenses. For a more detailed description of the Company's segments, refer to Item 7 of this report.
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
The Company's products are marketed worldwide by its own sales staff, independent dealers and retailers, via its eCommerce websites, and through its owned Herman Miller, Design Within Reach ("DWR"), HAY, Knoll, and Muuto retail stores and studios. Salespeople work with dealers, the architecture and design community, and directly with end-users. Independent dealerships concentrate on the sale of MillerKnoll products and some complementary product lines of other manufacturers. It is estimated that approximately 57.4% of the Company's sales in the fiscal year ended June 1, 2024, were made to or through independent dealers. The remaining sales were made directly to end-users, including federal, state and local governments and several business organizations by the Company's own sales staff, retail channels, or to independent retailers.
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
The Company considers the following trademarks and any associated stylized depictions of the word marks to be among its most important trademarks for distinguishing the Company, its subsidiaries and its goods from those of others: MillerKnollTM, Herman Miller®, Herman Miller Circled Symbolic M®, Knoll®, Maharam®, Geiger®, Design Within Reach®, DWR®, HAY®, NaughtOne®, Nemschoff®, Aeron®, Mirra®, Embody®, Setu®, Sayl®, Cosm®, Caper®, Eames®, Knoll®, KnollExtra®, Knoll Luxe®, KnollStudio®, KnollTextiles®, Edelman®, Spinneybeck® Leather, Generation by Knoll®, Regeneration by Knoll®, MultiGeneration by Knoll®, Remix®, Holly Hunt®, Vladimir Kagan®, Muuto®, Barcelona®, and Womb®, as well as trademark registrations for trade dress and common law rights in trade dress for some of the Company’s significant product designs.
Customer Base
The Company approximates that no single independent dealer accounted for more than 3% of the Company's net sales in the fiscal year ended June 1, 2024. The Company estimates that the largest single end-user customer accounted for $180.3 million, $174.9 million and $114.4 million of the Company's net sales in fiscal 2024, 2023, and 2022, respectively. This represents approximately 5% of the Company's net sales in fiscal 2024, 4% in fiscal 2023, and 3% in fiscal 2022. The Company's ten largest customers in the aggregate accounted for approximately 16% of net sales in fiscal 2024, 14% in fiscal 2023, and 11% in fiscal 2022.
Backlog of Unfilled Orders
As of June 1, 2024, the Company's backlog of unfilled orders was $683.6 million. At June 3, 2023, the Company's backlog totaled $698.0 million. It is expected that substantially all of the orders forming the backlog at June 1, 2024 will be filled during the next fiscal year. Many orders received by the Company are reflected in the backlog for only a short period while other orders request extended delivery dates and are carried in the backlog for up to one year. Accordingly, the backlog at any particular time does not necessarily indicate the level of net sales for a particular succeeding period.
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
The Company also competes in the home furnishings industry, primarily against national, regional and independent home furnishings retailers who market high-craft furniture to end-user customers and the interior design community. These competitors include companies such as Crate & Barrel Holdings, Inc., Hive Modern, Restoration Hardware, Room & Board, Inc., Wayfair Inc., and Williams-Sonoma, Inc. In this market, the Company competes primarily on design, product and service quality, speed of delivery and product pricing.
                                         4

Research, Design and Development
The Company believes it draws great competitive strength from its research, design and development programs. Through research, the Company seeks to understand, define and clarify customer needs and problems. The Company designs innovative products and services that address customer needs and solve their problems. The Company uses both internal and independent research and design resources. Exclusive of royalty payments, the Company spent approximately $62.0 million, $67.6 million and $71.1 million on design and research activities in fiscal 2024, 2023 and 2022, respectively. Generally, royalties are paid to designers of the Company's products as the products are sold and are included in the Design and research line item within the Consolidated Statements of Comprehensive Income.
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
The Company monitors developments related to environmental matters and plans to respond to governmental initiatives in a timely and appropriate manner. The Company is focused on operating its global footprint with minimal impact on the environment and designing products with materials and processes that minimize impact on the planet.
Human Resources
The Company considers its employees to be amongst its competitive strengths. The Company has a focus on individual employee participation and incentives, believing that this emphasis has helped attract and retain a competent and engaged workforce. The Company's human resources group provides employee recruitment, education and development, as well as compensation planning and counseling. There have been no work stoppages or labor disputes in the Company's history. As of June 1, 2024, approximately 2% of the Company's employees are covered by collective bargaining agreements, most of whom are employees located in the United Kingdom, Italy, and Brazil.
As of June 1, 2024, the Company had approximately 10,200 employees. In addition to its employee workforce, the Company uses temporary labor to meet fluctuating demand in its manufacturing operations.
Diversity, Equity, Inclusion, and Belonging
At MillerKnoll, we value being better together. We believe that our unique differences contribute to our collective success. We also respect that when we come together, we find more attributes that we share in common. We are committed to diversity, equity, inclusion and belonging ("DEIB") and creating opportunities for all people. This includes but is not limited to those who come from diverse cultural and ethnic backgrounds, from locations around the globe, various gender identities, LGBTQ+, people with differing abilities, those from military backgrounds, as well as those who have long tenure with the Company or may be reentering the workforce for a variety of reasons. We are committed to ensuring we support a culture of belonging to ensure all individuals thrive, and we focus on building diverse leadership across MillerKnoll. We believe that embracing diverse perspectives contributes to an inclusive workplace and strengthens the communities where we live and work.

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
International Operations
The Company's sales in international markets are made primarily to office and institutional customers as well as residential retail customers. The Company conducts business in the following major international markets: Europe, the Middle East, Africa, Latin America and the Asia Pacific region.
The Company's products currently sold in international markets are manufactured primarily by controlled subsidiaries in the United States, the United Kingdom, Italy, China, Brazil, Mexico and India. A portion of the Company's products sold internationally are also manufactured by third-party suppliers. Sales are made through wholly owned subsidiaries or branches in Canada, the United Kingdom, Italy, France, Denmark, the Netherlands, Mexico, Australia, Singapore, Japan, China (including Hong Kong), India and Brazil. The Company's products are offered in Canada, Europe, the Middle East, Africa, Latin America and the Asia Pacific region primarily through independent dealer and retail channels.
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
The consolidated long-term debt of MillerKnoll as of June 1, 2024 was $1.29 billion. As a result of our acquisition of Knoll, we substantially increased our indebtedness, which has increased our interest expense and could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions. We have also incurred various costs and expenses associated with such indebtedness. The amount of cash required to pay interest on our increased indebtedness levels and thus the demands on our cash resources are greater than the amount of cash flows previously required to service our indebtedness. The increased levels of indebtedness will also reduce funds available for working capital, capital expenditures, acquisitions, and other general corporate purposes and may create competitive disadvantages for MillerKnoll relative to other companies with lower debt levels. If we do not achieve the expected benefits and cost savings from the acquisition, or if the financial performance of the combined company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.
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
Customer demand within the contract furniture and retail furnishings industries is affected by various macroeconomic factors with general corporate profitability, service sector employment levels, new office construction rates, and existing office vacancy rates being among the most influential factors. Continued declines in these measures over recent years have had an adverse effect on overall furniture demand. Additionally, factors and changes specific to our industry, such as developments in technology, governmental standards and regulations, and health and safety issues, can influence demand.
                                         7

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
In connection with the ongoing war between Russia and Ukraine, the U.S. government has imposed enhanced export controls on certain products and sanctions on certain industry sectors and parties in Russia. MillerKnoll is not fulfilling any existing orders or accepting new orders from Russia or Belarus at this time. As a safety measure, we have also stopped taking new orders and fulfilling orders in Ukraine. This region represents a small portion of our International Contract & Specialty business, and we do not rely on any material goods from suppliers in these regions. While we do not have manufacturing facilities or offices in the region, we have historically sold products to two dealers in Russia and two in Belarus. None of the revenue recognized in fiscal year 2024 and 2023 was from dealers located in countries under sanction.

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
The imposition of tariffs by the U.S. government on various products imported from certain countries, as well as countering tariffs on the export of U.S. goods, has had, and will likely continue to have, an adverse impact on our business, including as a result of increased costs for certain of our raw materials and increasing the costs for certain products that we export to other countries. Accordingly, these tariffs and the possibility of broader trade conflicts stemming from the tariffs could negatively impact our business in the future. The tariffs on imports, most notably imports from China, have impacted the cost of steel, a key commodity that we consume in producing products. Given the significance of steel costs to our direct materials costs, we closely monitor trade tensions between the U.S. and China. The potential impact to our direct material costs due to tariffs on Chinese imports is somewhat limited, however, as purchases of direct materials (mainly component parts and products manufactured by third parties) from China represented an estimated 2% of our consolidated cost of sales for fiscal 2024. Going forward, continued or increased tariffs could negatively impact our gross margin and operating performance. These factors also have the potential to significantly impact global trade and economic conditions in many of the regions where we do business.
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
We have a substantial amount of goodwill and indefinite-lived intangible assets, primarily trademarks, on our balance sheet. We test the goodwill and intangible assets for impairment both on an annual basis and when events occur or circumstances change that indicate that the fair value of the reporting unit or intangible asset may be below its carrying amount. Fair value determinations require considerable judgment and are sensitive to inherent uncertainties and changes in estimates and assumptions regarding actual and forecasted revenue growth rates, operating margins, discount rates, and royalty rates. Declines in market conditions, a trend of weaker than anticipated financial performance for our reporting units, declines in projected revenue for our trademarks, a decline in our share price for a sustained period of time, an increase in the market-based weighted average cost of capital, or a decrease in royalty rates, among other factors, are indicators that the carrying value of our goodwill or indefinite-life intangible assets may not be recoverable. We may be required to record a goodwill or intangible asset impairment charge that, if incurred, could have a material adverse effect on our financial results.
Impairment of long-lived assets may adversely affect our operating results.
Our long-lived asset groups are subject to an impairment assessment when certain triggering events or circumstances indicate that their carrying value may be impaired. If the carrying value exceeds our estimate of future undiscounted cash flows of the operations related to the asset group, an impairment is recorded for the difference between the carrying amount and the fair value of the asset group. The results of these tests for potential impairment may be adversely affected by unfavorable market conditions, our financial performance trends, or an increase in interest rates, among other factors. If as a result of the impairment test we determine that the fair value of any of our long-lived asset groups is less than its carrying amount, we may incur an impairment charge that could have a material adverse effect on our financial results.
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
We are unable to control the factors affecting consumer spending. Declines in consumer spending on furnishings could reduce demand for our products.
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
Approximately 41% of the sales within our Global Retail segment are transacted within our retail stores. Additionally, we believe our retail stores have a direct influence on the volume of business transacted through other channels, including our consumer eCommerce and direct-mail catalog platforms, as many customers utilize these physical spaces to view and experience products prior to placing an order online or through the catalog call center. Our ability to open additional stores or close existing stores successfully will depend upon a number of factors beyond our control, including, without limitation:
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
Item 1B Unresolved Staff Comments
None.
Item 1C Cybersecurity
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws. To mitigate the threat to our business, we take a comprehensive approach to cybersecurity risk management. The Company’s Board of Directors as well as its Chief Technology Officer (“CTO”) and Chief Information Security Officer (“CISO”), are actively involved in the oversight of our risk management program, of which cybersecurity represents an important component. We have established policies, standards, processes, and practices for assessing, identifying, managing and mitigating material risks from cybersecurity threats.

Risk Assessment and Management
We rely on a multidisciplinary team, including our information security function, legal department, management, and third-party service providers to identify, assess, remediate and manage cybersecurity threats and risks. We identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods including, for example, manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of the threat environment, utilizing internal and external audits, and conducting threat and vulnerability assessments.
                                         12

At least annually, we review our security controls and address information security vulnerabilities, conduct security testing, and assess our external sources for their security risk (e.g., security incidents, data security, security controls, third parties, etc.). The results of the assessment are used to drive alignment and prioritization of initiatives to enhance our security posture, improve security processes, and to manage a broader enterprise-level risk program that is presented to the Board of Directors, the Audit Committee, and members of management.

The Company maintains various technical, physical, and organizational measures, processes, standards, and policies designed to manage and mitigate material risks from cybersecurity threats against our information systems and data. These include:

•incident detection and response
•vulnerability management
•disaster recovery plans
•internal controls within our accounting and financial reporting functions
•encryption of data
•network security controls
•access controls
•physical security
•asset management
•systems monitoring
•vendor risk management program
•employee training.

Notwithstanding the approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on the Company. Refer to Item 1A for a discussion of cybersecurity risks.

Governance
Our Board of Directors is responsible for overseeing our enterprise risk management activities, and each of our Board committees assists the Board in the role of risk oversight. The full Board receives an update on the Company’s risk management process and the risk trends related to cybersecurity at least annually. The Audit Committee specifically assists the Board of Directors in its oversight of risks related to cybersecurity. The Audit Committee receives quarterly reports from management about emerging data privacy and cybersecurity developments and threats, the Company’s cybersecurity posture which includes a review of the state of the Company’s cybersecurity, and the Company’s strategy to mitigate data protection and cybersecurity risks.

Our CISO, CTO, and General Counsel have primary responsibility for assessing and managing material cybersecurity risks and are members of management’s Information Security Council (the “Security Council”), which is a governing body that drives alignment on security decisions across the Company. The Security Council meets regularly to review and make recommendations on security policies and procedures, risk mitigation strategies, incident response and management plans and stakeholder engagement.

We have an established process led by our Security Council to govern our assessment, response, and notifications internally and externally upon the occurrence of a cybersecurity incident. Depending on the nature and severity of an incident, this process provides escalation procedures to our CEO, Audit Committee, and the Board of Directors.

Item 2 Properties
The Company owns or leases facilities located throughout the United States and several foreign countries. The location, square footage and use of the most significant facilities at June 1, 2024 were as follows:

Owned Locations	Square Footage (in Thousands)	Use
Zeeland, Michigan	771	Manufacturing, Warehouse, Office
East Greenville, Pennsylvania	735	Manufacturing, Warehouse, Office
Spring Lake, Michigan	615	Manufacturing, Warehouse, Office
North York, Canada	386	Manufacturing, Warehouse, Office
Muskegon, Michigan	367	Manufacturing, Office
Holland, Michigan	357	Warehouse
Holland, Michigan	293	Manufacturing, Office
Foligno, Italy	260	Manufacturing, Warehouse, Office
Holland, Michigan	242	Office, Design
Sheboygan, Wisconsin	208	Manufacturing, Warehouse, Office
Melksham, United Kingdom	170	Manufacturing, Warehouse, Office
Graffignana, Italy	108	Manufacturing, Warehouse, Office

Leased Locations	Square Footage (in Thousands)	Use
Alburtis, Pennsylvania	718	Warehouse
Batavia, Ohio	618	Warehouse
Dongguan, China	423	Manufacturing, Office
Ringsted, Denmark	274	Warehouse
Berlin, Germany	220	Warehouse
West Chester, Ohio	220	Warehouse
Bangalore, India	217	Manufacturing, Warehouse, Office
La Grange Highlands, Illinois	210	Warehouse
Atlanta, Georgia	205	Manufacturing, Warehouse, Office

The properties above are primarily used in the Company's segments as indicated below:

Segment Primarily Supported	Owned	Leased	Total
Americas Contract	8	3	11
International Contract & Specialty	3	4	7
Global Retail	—	2	2
Corporate	1	—	1
As of June 1, 2024, the Company operated 75 retail stores (including 37 operating under the DWR brand, 1 under the HAY brand, 29 Herman Miller stores, 3 Muuto stores, 4 Knoll stores and a multi-brand Chicago store) that totaled approximately 560,264 square feet of selling space. The Company also operated 4 retail outlet stores. The Company maintains administrative and sales offices and showrooms in various other locations throughout North America, Europe, Asia Pacific and Latin America.
The Company considers its existing facilities to be in good condition and adequate for its design, production, distribution, and selling requirements.
Item 3 Legal Proceedings
The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s consolidated operations, cash flows or financial condition.
Information About Our Executive Officers
Certain information relating to executive officers of the Company as of June 1, 2024 is as follows:

Andrea R. Owen President and Chief Executive Officer Age 59, elected as an executive officer in 2018	Jeffrey M. Stutz Chief Financial Officer Age 53, elected as an executive officer in 2009

Chris Baldwin Group President, MillerKnoll Age 51, elected as an executive officer in 2021	Megan Lyon Chief Strategy and Technology Officer Age 44, elected as an executive officer in 2019

John Michael President, Americas Contract Age 62, elected as an executive officer in 2020	Debbie Propst President, Global Retail Age 43, elected as an executive officer in 2020

Jacqueline H. Rice General Counsel and Corporate Secretary Age 52, elected as an executive officer in 2019	B. Ben Watson Chief Creative and Product Officer Age 59, elected as an executive officer in 2010

Except as discussed below, each of the named officers has served the Company in an executive position for more than five years.
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
Item 4 Mine Safety Disclosures
Not applicable.
                                         16

PART II
Item 5 Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities and Dividend Market Information
MillerKnoll, Inc.'s common stock is traded on the Nasdaq Global Select Market System (Symbol: MLKN). As of July 19, 2024, there were approximately 40,000 shareholders of record, including individual participants in security position listings, of the Company's common stock.
Dividends were declared and paid quarterly for fiscal 2024 as approved by the Board of Directors. On April 16, 2024, the Company's Board of Directors approved a quarterly cash dividend of 18.75 cents ($0.1875) per share that was paid on July 15, 2024, to shareholders of record on June 1, 2024. While it is anticipated that the Company will continue to pay quarterly cash dividends, the amount and timing of such dividends is subject to the discretion of the Board depending on the Company's future results of operations, financial condition, capital requirements and other relevant factors.
During the period covered by this report, the Company did not sell any shares of common stock that were not registered under the Securities Act of 1933.
Issuer Purchases of Equity Securities
On January 16, 2019, the Company announced a share repurchase plan authorized by the Board of Directors providing for a share repurchase authorization of $250.0 million with no specified expiration date. On July 16, 2024, the Company announced that the Board of Directors approved an increase to this repurchase plan to authorize an additional $200 million to fund share repurchases, in addition to the $66.3 million remaining as of June 1, 2024.

The following is a summary of share repurchase activity during the fiscal quarter ended June 1, 2024:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions) (1)
3/3/24-3/30/24	—	$—	—	$103.5
3/31/24-4/27/24	837,511	25.87	837,511	81.9
4/28/24-6/1/24	591,019	$26.41	591,019	$66.3
Total	1,428,530		1,428,530
(1) Amounts are as of the end of the period indicated

Under the repurchase program, the Company may repurchase shares from time to time in any manner management believes to be in the best interests of the Company and its shareholders, including through privately negotiated transactions and open market purchases, which may be made pursuant to a trading plan adopted in accordance with Rule 10b5-1. Repurchases will be made at management’s discretion, subject to general market conditions, alternative uses for capital, the Company’s financial performance, and other factors. The Company currently expects to fund any repurchases of its shares through existing cash on hand and future cash flows.
The repurchase program may be suspended, terminated, or modified at any time and from time to time, and for any reason, including market conditions, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The repurchase program does not obligate the Company to purchase any shares.
In accordance with the Inflation Reduction Act of 2022, our fiscal year 2024 share repurchases in excess of issuances are subject to a 1% excise tax. The excise tax is recognized as part of the cost basis of shares acquired in the Consolidated Statements of Stockholders' Equity for fiscal year 2024 but is excluded from amounts presented above.
                                         17

Stockholder Return Performance Graph
Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company's common stock with that of the cumulative total return of the Standard & Poor's 500 Stock Index and the Company's Peer Group for the five-year period ended June 1, 2024. The Peer Group consists of HNI Corporation and Steelcase Inc. These companies also manufacture office furniture and have industry characteristics that we believe are similar to MillerKnoll, Inc.
The graph assumes an investment of $100 on June 1, 2019 in the Company's common stock, the Standard & Poor's 500 Stock Index and the Peer Group, with dividends reinvested.

$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2019
2020
2021
2022
2023
2024
MillerKnoll, Inc.
S&P 500 Index
Peer Group

	2019	2020	2021	2022	2023	2024
MillerKnoll, Inc.	$100	$67	$140	$92	$45	$89
S&P 500 Index	100	111	153	151	156	192
Peer Group	100	78	124	105	84	115
Information required by this item is also contained in Item 12 of this report.
                                         18

Item 6 [Reserved]
Not applicable.
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
                                         20

Core Strengths
The Company relies on the following core strengths in delivering solutions to customers:
•Product Portfolio and Brand Collective - MillerKnoll is a collective of globally recognized design brands known for working with some of the most well-known and respected designers in the world. Combined, the Company represents over 100 years of design research and exploration in service of humanity. Within the industries in which the Company operates, Herman Miller and Knoll, along with Colebrook Bosson Saunders, DatesWeiser, Design Within Reach, Edelman, Geiger, HAY, Holly Hunt, Maharam, Muuto, NaughtOne, and Spinneybeck|FilzFelt are acknowledged as leading brands that inspire architects and designers to create their best design solutions. This portfolio has enabled MillerKnoll to connect with new audiences, channels, geographies, and product categories. Leveraging the collective brand equity of MillerKnoll across the lines of business is an important element of the Company's business strategy.
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
•Unique Business Model - The Company has built a multi-channel distribution capability that it considers unique. Through contract furniture dealers, direct customer sales, retail stores and studios, eCommerce, wholesalers, and independent retailers, the Company serves contract and residential customers across a range of channels and geographies. As it pertains to its operations, the Company was among the first in the industry to embrace the concepts of lean manufacturing. MKPS provides the foundation for all the Company's manufacturing operations. The Company is committed to continuously improving both product quality and production and operational efficiency. The Company believes these concepts hold significant promise for further gains in reliability, quality, and efficiency.
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

                                         21

Channels of Distribution
The Company's products and services are offered to most of its customers under standard trade credit terms between 30 and 45 days. For all the items below, revenue is recognized when control transfers to the customer. The Company's products and services are sold through the following distribution channels:
•Independent Contract Furniture Dealers - Most of the Company's product sales are made to a global network of independently owned and operated contract furniture dealerships. These dealers purchase the Company's products and distribute them to end customers. Many of these dealers also offer furniture-related services, including product installation.
•Direct Contract Sales - The Company sells products and services directly to end customers without an intermediary (e.g., sales to the U.S. federal government). In most of these instances, the Company contracts separately with a dealer or third-party installation company to provide sales-related services.
•eCommerce - The Company sells products in its portfolio of brands across the globe, through localized Herman Miller, Knoll, and DWR websites. These sites complement the Company’s existing methods of distribution and extend the Company's brands' reach for new and existing customers and clients.
•Wholesale - Through the Company's Global Retail segment, certain products are sold on a wholesale basis to independent retailers located in various markets around the world.
•Retail Locations - As of June 1, 2024, the Company operated 75 retail studios (including 37 operating under the DWR brand, 1 under the HAY brand, 29 Herman Miller stores, 3 Muuto stores, 4 Knoll stores and a multi-brand Chicago store). The business also operated 4 outlet studios.
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

                                         22

Areas of Strategic Focus
Our strategy is designed to harness the full potential of MillerKnoll while driving growth across all business segments, geographies, and customer groups and creating value for all our stakeholders. We will capitalize on global trends including hybrid and flexible work, consumers’ focus on investing in their homes, a focus on health and well-being, and an expectation of corporate social responsibility. Our strategy includes three key focus areas:

Drive Customer Demand and Order Growth
We are prioritizing programs to deliver world class experiences with every client interaction. We have a global, go-to-market framework for contract sellers, Design With Impact, that is organized around well-being, connection and change, and we are investing in MillerKnoll showrooms that bring our brands closer together to show the breadth of our offerings. As part of this work, we are enhancing and opening MillerKnoll showrooms in select markets including, Atlanta, Chicago, Dallas, London, Los Angeles, New York, Toronto and San Francisco. In addition, we will continue to leverage the wide reach of our dealers’ showrooms around the globe.

In retail, we are working to evolve and enhance the Design Within Reach experience. We are testing new store formats, expanding our product assortment and offering design services both in store and online to enhance the customer experience, attract new customers and grow existing customers. In addition, we continue to launch new online tools to support our trade customers making it easier for them to incorporate our products in their client projects.

Foster a Culture of Highly Engaged Associates
As MillerKnoll, we have created one of the most talented teams in the industry. We are committed to nurturing this distinct competitive advantage by fostering a culture of highly engaged associates and inspiring belief in our shared future. We empower our associates to be agile and hold our teams accountable for living our actions and delivering high performance.

Our priorities include offering a seamless MillerKnoll employee experience via a global Human Resources technology platform; delivering an externally competitive and internally equitable compensation and benefits program; growing internal capabilities through development opportunities for all career levels; and investing to make MillerKnoll an employer of choice around the world.

Deliver Value to our Associates and Shareholders
We believe there is opportunity for meaningful long-term growth in each of our business segments. MillerKnoll is uniquely positioned to capitalize on these opportunities given the breadth of our Contract and Global Retail businesses and product portfolios, global reach, and omni-channel distribution and fulfillment capabilities.

Our collective of dynamic brands includes Herman Miller, Knoll, DatesWeiser, Design Within Reach, Edelman Leather, Geiger, HAY, Holly Hunt, Knoll Textiles, Maharam, Muuto, and Spinneybeck Filzfelt. These brands are united in their commitment to our purpose, design for the good of humankind, and they offer a complementary set of design solutions. By leveraging our global operations footprint, we are able to fuel our brands and build solutions in market closer to our customers, and we are creating centers of excellence in our operations facilities to support all brands in each region.
To capitalize on the opportunity ahead, we will seek to lead the industry in product innovation, design excellence, and sustainability; fortify the flagship Knoll and Herman Miller brands while nurturing and growing each of the brands within MillerKnoll; position the Americas Contract business to lead; drive outsized growth in International Contract & Specialty; and continue transforming our Global Retail business.

                                         23

Business Overview
The following is a summary of the significant events and items impacting the Company's operations for the year ended June 1, 2024:
•Net sales were $3,628.4 million, representing a decrease of 11.2% when compared to the prior year. The decrease in net sales was primarily driven by decreased sales volumes in all segments, the closure of the Fully business that occurred in the prior year, the closure of the HAY eCommerce channel in North America, as well as the additional week of operations in the prior fiscal year which is required periodically to re-align calendar months with our fiscal periods. These decreases were offset by increased sales resulting from price increases, net of incremental discounting as well as favorable foreign currency translation. On an organic basis, net sales were $3,615.4 million(*), representing a decrease of 8.1% when compared to the prior year.
•Gross margin was 39.1% as compared to 35.0% in the prior year. The change in gross margin was primarily driven by the realization of price and channel optimization strategies, the realization of cost synergies associated with the Knoll acquisition, and reductions in commodities, storage and handling costs and freight and product distribution expenses.
•Operating expenses decreased by $55.4 million or 4.2% as compared to the prior year. The decrease was primarily due to lower variable selling expenses, the continued focus on cost optimization and synergy capture, and restructuring actions announced and implemented during fiscal year 2024. These decreases were partially offset by compensation and benefit costs, which increased approximately $33.0 million driven by changes in variable-based compensation and incentives.
•The integration of the Knoll acquisition continues to progress as planned. We made good progress implementing cost synergies, having achieved an annualized run-rate cost synergies of $160 million related to the integration of Knoll.
•The effective tax rate was 14.8% for fiscal 2024 compared to negative 8.8% for the prior year.
•Diluted earnings per share for the full year totaled $1.11 compared to $0.55 in the prior year. On an adjusted basis(*), diluted earnings per share totaled $2.08 in fiscal 2024 compared to $1.85 in fiscal 2023.
•The Company declared cash dividends of $0.75 per share in both fiscal 2024 and fiscal 2023.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations.
The following summary includes the Company's view on the economic environment in which it operates:
•The current macroeconomic environment in North America — which reflects higher interest rates, tepid housing-related demand trends, and relatively low CEO and consumer confidence levels — continues to pose challenges for the industry. These factors are expected to persist in the near term, posing difficulties particularly for the luxury housing market and discretionary spending on goods. However, within the contract furniture industry, the business is beginning to see improving demand indicators such as increased contract activations and increases in the number and size of new project opportunities entering our sales funnel.
•The Company's financial performance is sensitive to changes in certain input costs, including steel and steel component parts. Ongoing cost reduction initiatives and price increase actions have been implemented and have been effective in offsetting these cost pressures. Additionally, we began to benefit from relative decreases in steel and other key input costs as fiscal 2024 progressed.
•The Americas Contract segment reported a net sales decrease of 10.0% and an organic sales decrease of 8.3%(*) year-over-year. Operating margin increased 50 basis points year-over year and 100 basis points on an adjusted basis(*). The increase was primarily driven by the combination of gross margin expansion and well managed operating expenses.
•The International Contract & Specialty segment reported a net sales decrease of 8.4% and an organic sales decrease of 7.2%(*) year-over-year. Operating margin decreased 130 basis points year-over-year and 30 basis points on an adjusted basis(*). The decrease was primarily driven by the loss of leverage on lower demand and production levels in the European contract channel and within our Specialty businesses.
•The Global Retail segment reported a net sales decrease of 16.4% and an organic sales decrease of 8.6%(*) year-over-year. Operating margin increased 640 basis points year-over year and 210 basis points on an adjusted basis(*). The increase was primarily driven by pricing actions as well as improvements in inventory management and increased shipping revenues.
                                         24

The remaining sections of Item 7 include additional analysis of the fiscal year ended June 1, 2024, including discussion of significant variances compared to the prior year period. A detailed review of our fiscal 2023 performance compared to our fiscal 2022 performance is set forth in Part II, Item 7 of our Form 10-K for the fiscal year ended June 3, 2023.
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
Adjusted Operating Earnings (Loss) represents reported operating earnings plus integration charges, amortization of Knoll purchased intangibles, restructuring expenses, and impairment charges. These adjustments are described further below.
Adjusted Operating Margin represents Adjusted Operating Earnings (Loss) divided by net sales.
Organic Growth (Decline) represents the change in sales and orders, excluding currency translation effects, the impact of an extra week in fiscal 2023, the impact of the closure of the Hay eCommerce channel in North America, and the impact of the closure of the Fully business.
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
•Restructuring charges: Includes costs associated with actions involving targeted workforce reductions and non-cash charges for the impairment of assets associated with the decision to close certain showrooms.
•Impairment charges: Includes non-cash, pre-tax charges for the impairment of assets associated with the decision to cease operating Fully as a stand-alone brand as well as impairment of the Knoll and Muuto trade names.
•Tax related items: We excluded the income tax benefit/provision effect of the tax related items from our non-GAAP measures because they are not associated with the tax expense on our ongoing operating results.
The following table reconciles Operating Earnings (Loss) to Adjusted Operating Earnings (Loss) by Segment for the years ended as indicated below (in millions):
                                         25

	Three Months Ended				Twelve Months Ended
	June 1, 2024		June 3, 2023		June 1, 2024		June 3, 2023
Americas Contract
Net sales	$416.6	100.0%	$474.4	100.0%	$1,824.2	100.0%	$2,026.1	100.0%
Gross margin	138.5	33.2%	158.7	33.5%	620.2	34.0%	611.2	30.2%
Total operating expenses	141.6	34.0%	137.3	28.9%	521.5	28.6%	511.6	25.3%
Operating (loss) earnings	$(3.1)	(0.7)%	$21.4	4.5%	$98.7	5.4%	$99.6	4.9%

Adjustments
Restructuring charges	18.8	4.5%	5.2	1.1%	24.6	1.3%	22.8	1.1%
Integration charges	3.3	0.8%	3.5	0.7%	18.6	1.0%	9.7	0.5%
Amortization of Knoll purchased intangibles	3.2	0.8%	3.2	0.7%	12.9	0.7%	12.9	0.6%
Impairment charges	8.1	1.9%	14.4	3.0%	8.1	0.4%	14.4	0.7%
Adjusted operating earnings	$30.3	7.3%	$47.7	10.1%	$162.9	8.9%	$159.4	7.9%

International Contract & Specialty
Net sales	$245.0	100.0%	$237.4	100.0%	$931.8	100.0%	$1,017.3	100.0%
Gross margin	109.9	44.9%	101.3	42.7%	409.6	44.0%	424.3	41.7%
Total operating expenses	85.4	34.9%	84.2	35.5%	331.4	35.6%	325.7	32.0%
Operating earnings	$24.5	10.0%	$17.1	7.2%	$78.2	8.4%	$98.6	9.7%

Adjustments
Restructuring charges	2.5	1.0%	0.6	0.3%	4.1	0.4%	1.3	0.1%
Integration charges	1.8	0.7%	0.5	0.2%	4.8	0.5%	2.5	0.2%
Amortization of Knoll purchased intangibles	2.1	0.9%	2.1	0.9%	8.4	0.9%	8.3	0.8%
Impairment charges	4.7	1.9%	1.8	0.8%	4.7	0.5%	1.8	0.2%
Adjusted operating earnings	$35.6	14.5%	$20.3	8.6%	$100.2	10.8%	$112.5	11.1%

Global Retail
Net sales	$227.3	100.0%	$244.9	100.0%	$872.4	100.0%	$1,043.7	100.0%
Gross margin	104.0	45.8%	94.7	38.7%	389.7	44.7%	394.5	37.8%
Total operating expenses	89.8	39.5%	105.5	43.1%	347.3	39.8%	410.0	39.3%
Operating earnings (loss)	$14.2	6.2%	$(10.8)	(4.4)%	$42.4	4.9%	$(15.5)	(1.5)%

Adjustments
Restructuring charges	0.8	0.4%	8.4	3.4%	2.1	0.2%	9.9	0.9%
Integration charges	—	—%	—	—%	—	—%	0.2	—%
Amortization of Knoll purchased intangibles	0.6	0.3%	0.6	0.2%	2.6	0.3%	4.1	0.4%
Impairment charges	4.0	1.8%	3.5	1.4%	4.0	0.5%	40.7	10.3%
Adjusted operating earnings	$19.6	8.6%	$1.7	0.7%	$51.1	5.9%	$39.4	3.8%

Corporate
Operating expenses	$11.9	—%	$16.1	—%	$52.1	—%	$60.4	—%
Operating (loss)	$(11.9)	—%	$(16.1)	—%	$(52.1)	—%	$(60.4)	—%

Adjustments
Integration charges	—	—%	1.3	—%	0.1	—%	5.6	—%
Adjusted operating (loss)	$(11.9)	—%	$(14.8)	—%	$(52.0)	—%	$(54.8)	—%

MillerKnoll, Inc.
Net sales	$888.9	100.0%	$956.7	100.0%	$3,628.4	100.0%	$4,087.1	100.0%
Gross margin	352.4	39.6%	354.7	37.1%	1,419.5	39.1%	1,430.0	35.0%
Total operating expenses	328.7	37.0%	343.1	35.9%	1,252.3	34.5%	1,307.7	32.0%
Operating earnings	$23.7	2.7%	$11.6	1.2%	$167.2	4.6%	$122.3	3.0%

Adjustments
Restructuring charges	22.1	2.5%	14.2	1.5%	30.8	0.8%	34.0	0.8%
Integration charges	5.1	0.6%	5.3	0.6%	23.5	0.6%	18.0	0.4%
Amortization of Knoll purchased intangibles	5.9	0.7%	5.9	0.6%	23.9	0.7%	25.3	0.6%
Impairment charges	16.8	1.9%	19.7	2.1%	16.8	0.5%	56.9	1.4%
Adjusted operating earnings	$73.6	8.3%	$56.7	5.9%	$262.2	7.2%	$256.5	6.3%
                                         26

The following table reconciles net sales to organic net sales for the years ended as indicated below (in millions):

	Twelve Months Ended
	June 1, 2024
	Americas Contract	International Contract & Specialty	Global Retail	Total
Net sales, as reported	$1,824.2	$931.8	$872.4	$3,628.4
% change from PY	(10.0)%	(8.4)%	(16.4)%	(11.2)%

Adjustments
Currency translation effects (1)	(2.6)	(6.3)	(4.1)	(13.0)
Net sales, organic	$1,821.6	$925.5	$868.3	$3,615.4
% change from PY	(8.3)%	(7.2)%	(8.6)%	(8.1)%

	Twelve Months Ended
	June 3, 2023
	Americas Contract	International Contract & Specialty	Global Retail	Total
Net sales, as reported	$2,026.1	$1,017.3	$1,043.7	$4,087.1

Adjustments
Fully and HAY eCommerce	—	—	(76.0)	(76.0)
Impact of extra week in FY23	(38.7)	(19.6)	(18.2)	(76.5)
Net sales, organic	$1,987.4	$997.7	$949.5	$3,934.6
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period.

                                         27

The following tables reconcile orders as reported to organic orders for the periods ended as indicated below (in millions):

	Twelve Months Ended
	June 1, 2024
	Americas Contract	International Contract & Specialty	Global Retail	Total
Orders, as reported	$1,824.9	$928.1	$868.0	$3,621.0
% change from PY	(4.0)%	(1.7)%	(12.2)%	(5.6)%

Adjustments
Currency translation effects (1)	(7.7)	(7.4)	(5.0)	(20.1)
Orders, organic	$1,817.2	$920.7	$863.0	$3,600.9
% change from PY	(2.6)%	(0.5)%	(3.7)%	(2.3)%

	Twelve Months Ended
	June 3, 2023
	Americas Contract	International Contract & Specialty	Global Retail	Total
Orders, as reported	$1,901.3	$944.0	$989.0	$3,834.3

Adjustments
Fully and HAY eCommerce	—	—	(75.8)	(75.8)
Impact of extra week in FY23	(36.2)	(18.9)	(16.6)	(71.7)
Orders, organic	$1,865.1	$925.1	$896.6	$3,686.8
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period.
The following table reconciles EPS to Adjusted EPS for the years ended as of indicated below:

	Twelve Months Ended
	June 1, 2024	June 3, 2023
(Loss) Earnings per Share - Diluted	$1.11	$0.55

Add: Amortization of Knoll purchased intangibles	0.32	0.33
Add: Integration charges	0.31	0.24
Add: Restructuring charges	0.42	0.45
Add: Impairment charges	0.24	0.76
Tax impact on adjustments	(0.32)	(0.48)
Adjusted earnings per share - diluted	$2.08	$1.85

Weighted Average Shares Outstanding (used for Calculating Adjusted Earnings per Share) – Diluted	73,954,756	76,024,368

                                         28

Financial Results
The following is a comparison of our annual results of operations and year-over-year percentage changes for the periods indicated:

(Dollars in millions)	Fiscal 2024	Fiscal 2023	% Change
Net sales	$3,628.4	$4,087.1	(11.2)%
Cost of sales	2,208.9	2,657.1	(16.9)%
Gross margin	1,419.5	1,430.0	(0.7)%
Operating expenses	1,252.3	1,307.7	(4.2)%
Operating earnings	167.2	122.3	36.7%
Other expenses, net	67.5	70.9	(4.8)%
Earnings before income taxes and equity income	99.7	51.4	94.0%
Income tax expense	14.7	4.5	226.7%
Equity (loss) from nonconsolidated affiliates, net of tax	(0.4)	(0.8)	(50.0)%
Net earnings	84.6	46.1	83.5%
Net earnings attributable to redeemable noncontrolling interests	2.3	4.0	(42.5)%
Net earnings attributable to MillerKnoll, Inc.	$82.3	$42.1	95.5%
The following table presents, for the periods indicated, the components of the Company's Consolidated Statements of Comprehensive Income as a percentage of Net sales:

	Fiscal 2024	Fiscal 2023
Net sales	100.0%	100.0%
Cost of sales	60.9%	65.0%
Gross margin	39.1%	35.0%
Operating expenses	34.5%	32.0%
Operating earnings	4.6%	3.0%
Other expenses, net	1.9%	1.7%
Earnings before income taxes and equity income	2.7%	1.3%
Income tax expense	0.4%	0.1%
Equity (loss) income from nonconsolidated affiliates, net of tax	—%	—%
Net earnings	2.3%	1.1%
Net earnings attributable to redeemable noncontrolling interests	0.1%	0.1%
Net earnings attributable to MillerKnoll, Inc.	2.3%	1.0%
                                         29

Net Sales
The following chart presents graphically the primary drivers of the year-over-year change in Net sales. The amounts presented in the bar graph are expressed in millions and have been rounded.
Net sales decreased $459 million or 11.2% compared to the prior year fiscal period. The following items primarily contributed to the change:
•Decreased sales volume within the Americas Contract, International Contract & Specialty and Global Retail segments of approximately $262 million, $76 million and $61 million, respectively.
•The additional week during the first quarter of the prior year contributed to approximately $77 million of the Net sales decrease.
•Decrease of $76 million related to the closure of the Fully business that occurred in the prior year and the closure of the Hay eCommerce channel in North America. Offset in part by:
•Price increases, net of incremental discounting, which drove an increase in Net sales of approximately $80 million.
•Foreign currency translation increased Net sales by approximately $13 million.
Gross Margin
Gross margin was 39.1% for fiscal 2024 as compared to 35.0% for fiscal 2023. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:
•Reduction in costs from commodities, storage and handling costs, freight and product distribution costs, as compared to the prior year which increased gross margin by approximately 260 basis points.
•The positive impact of price increases, net of incremental discounting, contributed to margin improvement by approximately 140 basis points.
•Charges in the prior year for the impairment of assets associated with the decision to cease operating Fully as a stand-alone brand contributed to an increase in gross margin of approximately 40 basis points.
•Benefit to margin from the realization of incremental synergies associated with the Knoll acquisition as compared to the same period in the prior year. These factors were offset in part by;
•Loss of leverage on lower sales volumes and unfavorable channel and product mix, which negatively impacted gross margin by approximately 70 basis points.
                                         30

Operating Expenses
The following chart presents graphically the primary drivers of the year-over-year change in Operating expenses. The amounts presented in the bar graph are expressed in millions and have been rounded.

Change in Operating Expenses
Fiscal 2024 Compared to Fiscal 2023

$1,308
$33
$(34)
$(24)
$(10)
$(3)
$(18)
$1,252
FY23
Compensation and Benefits
Variable Selling Costs and Marketing
Impairment Charges
Extra Week
Product Development Costs
Other
FY24

Operating expenses decreased by $56 million or 4.3% compared to the prior year fiscal period. The following factors contributed to the change:
•Variable selling and marketing costs decreased by approximately $34 million, due in part to the closure of the Fully business that occurred in the prior year;
•Decrease in asset impairment charges recorded in the current year as compared to the prior year contributed a net decrease in Operating expenses of approximately $24 million;
•The impact of an extra week in the first quarter of fiscal 2023 decreased Operating expenses by approximately $10 million;
•Product development costs decreased approximately $3 million, primarily in the Americas Contract segment; and
•Savings from the realization of incremental synergies associated with the Knoll acquisition as compared to the prior year as well as reduced expenses attributable to the recently implemented restructuring actions. These decreases were offset in part by:
•Compensation and benefit costs, which increased approximately $33 million driven by changes in variable-based compensation and incentives.
Other Income/Expense
Net other expenses for fiscal 2024 were $67.5 million compared to $70.9 million in fiscal 2023. This change is driven primarily by increased interest income in the current year of $3.3 million, the impact of net foreign currency transaction gains of $1.8 million as well as favorable net periodic benefit income from our pension plans. These favorable changes were offset by increased Interest expense of $2.2 million as compared to the same period of the prior year, driven by increased interest rates as compared to the same period of the prior year.

                                         31

Income Taxes
See Note 11 of the Consolidated Financial Statements for additional information.
                                             32

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
                                             33

Americas Contract

(Dollars in millions)	Fiscal 2024	Fiscal 2023	Change
Net sales	$1,824.2	$2,026.1	$(201.9)
Gross margin	620.2	611.2	9.0
Gross margin %	34.0%	30.2%	3.8%
Operating earnings	98.7	99.6	(0.9)
Operating earnings %	5.4%	4.9%	0.5%
Net sales decreased 10.0%, or 8.3%(*) on an organic basis, from the prior year due to:
•Decreased sales volume within the segment of approximately $262 million, which was driven by the impact of a challenging macro-economic environment compounded by pandemic-driven pent-up demand at the start of the prior year; and
•The impact of an additional week in the prior year, which reduced sales approximately $39 million; offset in part by
•Price increases, net of incremental discounting, of approximately $97 million; and
•Favorable foreign currency translation of approximately $3 million.
Operating earnings decreased $0.9 million, or 0.9% compared to the same period of the prior year due to:
•Increased operating expenses of $9.9 million. The following factors contributed to the change:
◦An increase in variable based compensation of approximately $19 million;
◦Increased Knoll acquisition integration costs of $9 million; and
◦Increased restructuring expenses of approximately $2 million related to a workforce reduction as well as showroom consolidations. These increases were offset in part by:
◦Decreased product development costs of $3 million as well as a decrease of $5 million due to the additional week in the prior year;
◦A decrease of $6 million in non-cash intangible impairment charges as compared to the prior year;
◦Decreased variable marketing and selling costs.
•The increase in operating expenses was offset in part by improved gross margin of $9.0 million due to the increased gross margin percentage of 380 basis points. The increase in gross margin percentage was due primarily to:
◦The impact of incremental list price increases, net of contract price discounting, that increased gross margin percentage by 370 basis points; and
◦Decreased commodity and product distribution costs that increased gross margin percentage by 200 basis points. These increases were offset in part by:
◦Unfavorable product mix which had a negative impact on margin of 170 basis points and increased labor costs as well as loss of fixed cost leverage due to reduced production volumes that decreased gross margin percentage by 20 basis points.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations.
                                             34

International Contract & Specialty

(Dollars in millions)	Fiscal 2024	Fiscal 2023	Change
Net sales	$931.8	$1,017.3	$(85.5)
Gross margin	409.6	424.3	(14.7)
Gross margin %	44.0%	41.7%	2.3%
Operating earnings	78.2	98.6	(20.4)
Operating earnings %	8.4%	9.7%	(1.3)%

Net sales decreased 8.4%, or 7.2%(*) on an organic basis, from the prior year due to:
•Decline in sales volume of approximately $76 million driven mainly by challenging macroeconomic conditions in Europe and parts of Asia-Pacific; and
•Impact of the extra week in the prior year period, which drove a decrease of $20 million; offset in part by
•Favorable foreign currency translation of approximately $6 million; and
•Price increases, net of incremental discounting of $4 million.
Operating earnings decreased $20.4 million, or 20.7%, compared to the prior year due to:
•Decreased Gross margin of $14.7 million due to the decrease in sales explained above, offset in part by an increase in gross margin percentage of 230 basis points due primarily to favorable product mix.
•Increased Operating expenses of $5.7 million which was largely due to an:
◦Increased variable compensation costs in the current year of $10 million; and
◦Increased restructuring, integration and impairment charges of $8 million in the current year. Restructuring charges were related to workforce reductions and the increase in impairment charges was primarily related to the impairment of the Muuto trade name in the current year. These increases were offset in part by:
◦Decrease of $4 million due to the additional week in the prior year as well as a decrease of $8 million primarily related to a reduction in variable selling costs.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations.
                                             35

Global Retail

(Dollars in millions)	Fiscal 2024	Fiscal 2023	Change
Net sales	$872.4	$1,043.7	$(171.3)
Gross margin	389.7	394.5	(4.8)
Gross margin %	44.7%	37.8%	6.9%
Operating earnings (loss)	42.4	(15.5)	57.9
Operating earnings (loss) %	4.9%	(1.5)%	6.4%
Net sales decreased 16.4% as reported and 8.6%(*) on an organic basis, from the prior year due to:
•Decreased sales of $76 million primarily related to the closure of the Fully business that occurred in the prior year as well as the closure of the Hay eCommerce channel in North America;
•Decreased sales volumes of approximately $61 million driven by a slowdown in the North American housing market and a continuation of general economic uncertainty;
•Incremental promotional discounting, net of price increases, which decreased sales by $21 million; and
•The additional week during the first quarter of the prior year contributed to approximately $18 million of the net sales decrease; offset by
•Favorable foreign currency translation of approximately $4 million.
Operating earnings increased $57.9 million, or 373.5% over the prior year due to:
•An increase in gross margin percentage of 690 basis points attributable to the favorable impact of reduced costs as compared to the prior year associated with product distribution and inventory handling as well as charges in the prior year for the impairment of assets associated with the decision to cease operating Fully as a stand-alone brand. These increases were offset in part by promotional discounting, net of price increases.
•Decreased Operating expenses of $63 million driven by:
◦Decreased selling and marketing costs including the reduction in costs associated with no longer operating Fully as a stand alone brand, which contributed an approximate decrease of $28 million;
◦Decrease of $21 million in expenses primarily related to charges in the prior year for the impairment of assets associated with the decision to cease operating Fully as a stand-alone brand;
◦Decreased restructuring charges of approximately $8 million relating to the decision to cease operating Fully as a stand-alone brand in fiscal year 2023; and
◦Decrease of $4 million due to the additional week in the prior year, as well as a general decrease in operating expenses associated with the closure of the Fully business in the prior year. These decreases were offset by:
◦Increase of $3 million in variable compensation costs in the current year.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations.
Corporate
Corporate unallocated expenses totaled $52.1 million for fiscal 2024, a decrease of $8.3 million from fiscal 2023. The decrease was driven primarily by a decrease in integration costs related to the Knoll acquisition of $5.5 million.
                                             36

Liquidity and Capital Resources
The table below summarizes the net change in cash and cash equivalents for the fiscal years indicated.

	Fiscal Year Ended
(In millions)	2024	2023
Cash provided by (used in):
Operating activities	$352.3	$162.9
Investing activities	(86.3)	(76.5)
Financing activities	(258.8)	(86.8)
Effect of exchange rate changes	(0.3)	(6.4)
Net change in cash and cash equivalents	$6.9	$(6.8)
Cash Flow — Operating Activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture, distribute, and market our products. Net cash provided by operating activities for the twelve months ended June 1, 2024 totaled $352.3 million compared to $162.9 million in the twelve months ended June 3, 2023. The increase in cash inflow is due primarily to an increase in earnings of $38.5 million in the current year compared to the prior year, a reduction in contributions to our pension plans, as well as a reduction in working capital. Our working capital consists primarily of receivables from customers, inventory, prepaid expenses, accounts payable, accrued compensation, and accrued other expenses. The following all affect these account balances:
•The timing of collection of our receivables;
•Effective inventory management resulting in reduced inventory levels; and
•Changes in accruals related to variable compensation.
Cash Flow — Investing Activities
Cash used in investing activities for the twelve months ended June 1, 2024 was $86.3 million, as compared to $76.5 million in the twelve months ended June 3, 2023. The increase in cash outflow in the current year was primarily due to:
•An increase in notes receivable received from certain independently owned dealers in the current year;
•The advancement of $13.5 million of cash against the value of company owned life insurance policies received in the twelve months ended June 3, 2023 for which there was no activity in the current year. Offset in part by:
•Proceeds of $3.5 million received in the twelve months ended June 1, 2024 related to the sale of the Company's investment in Global Holdings Netherlands B.V.
Capital expenditures for the current year were $78.4 million as compared to $83.3 million in the prior year. At the end of the fiscal 2024, there were outstanding commitments for capital purchases of $53.7 million. The Company plans to fund these commitments with cash on hand and/or cash generated from operations. The Company expects capital spending in fiscal 2025 to be between $100 million and $125 million, which will be primarily related to investments in the Company's facilities, (including manufacturing, showrooms, and retail stores) and equipment as well as investments associated with achieving the Company's sustainability goals.
Cash Flow — Financing Activities
Cash used in financing activities for the twelve months ended June 1, 2024 was $258.8 million, compared to $86.8 million in the twelve months ended June 3, 2023. The increase in cash used in the current year, compared to the prior year, was primarily due to:
•The Company repurchased 6,022,646 shares at a cost of $138.2 million in the current year as compared to 575,207 share repurchases totaling $16.0 million in the prior year; and
•Net payments on the credit agreement of $36.7 million in the current year compared to net borrowings of $13.7 million in the prior year; and
•Repayments of long-term debt of $31.3 million in the current year compared to $26.3 million in the prior year.

                                             37

Sources of Liquidity
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
At the end of fiscal 2024, the Company has a well-positioned balance sheet and liquidity profile. The Company has access to liquidity through credit facilities as well as cash and cash equivalents. These sources have been summarized below. For additional information, refer to Note 6 to the Consolidated Financial Statements.

(In millions)	June 1, 2024	June 3, 2023
Cash and cash equivalents	$230.4	$223.5
Availability under revolving lines of credit(1)	322.3	284.2
Total liquidity	$552.7	$507.7
(1) Available access to our revolving line of credit is subject to covenant restrictions outlined in our credit agreement.
Of the cash and cash equivalents noted above at the end of fiscal 2024, the Company had $218.5 million of cash and cash equivalents held outside the United States.
The Company’s syndicated revolving line of credit, which matures in July 2026, provides the Company with up to $725 million in revolving variable interest borrowing capacity and allows the Company to borrow incremental amounts, at its option, subject to negotiated terms as outlined in the agreement. Outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, SOFR or negotiated terms as outlined in the agreement.
As of June 1, 2024, the total debt outstanding related to borrowings under the syndicated revolving line of credit was $390.0 million with available borrowings against this facility of $322.3 million.
The Company intends to repatriate $114.9 million of undistributed foreign earnings, all of which is held in cash in certain foreign jurisdictions. The Company has recorded a $3.7 million deferred tax liability related to foreign withholding taxes on these future dividends received in the U.S. from foreign subsidiaries. A significant portion of the $114.9 million of undistributed foreign earnings was previously taxed under the U.S. Tax Cut and Jobs Act (TCJA). The Company intends to remain indefinitely reinvested in the remaining undistributed earnings outside the U.S. which is estimated to be approximately $347.5 million on June 1, 2024.
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
Basis of Presentation
The Company's fiscal year ends on the Saturday closest to May 31. The fiscal year ended June 1, 2024 contained 52 weeks, the fiscal year ended June 3, 2023 contained 53 weeks, and the fiscal year ended May 28, 2022 contained 52 weeks.
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
                                             38

	Payments due by fiscal year
(In millions)	Total	2025	2026-2027	2028-2029	Thereafter
Short-term borrowings and long-term debt (1)	$1,347.8	$43.6	$713.2	$591.0	$—
Estimated interest on debt obligations (1)	179.6	64.1	96.2	19.3	—
Operating leases	547.6	83.9	164.2	126.8	172.7
Purchase obligations	140.2	126.7	13.5	—	—
Pension and other post employment benefit plans funding (2)	6.4	5.9	0.1	0.1	0.3
Stockholder dividends (3)	13.2	13.2	—	—	—
Other (4)	6.2	0.7	1.3	1.1	3.1
Total	$2,241.0	$338.1	$988.5	$738.3	$176.1
(1) Includes the current portion of long-term debt. Contractual cash payments on long-term debt obligations are disclosed herein based on the amounts borrowed as of June 1, 2024 and the maturity date of the underlying debt. Estimated future interest payments on our outstanding interest-bearing debt obligations are based on interest rates as of June 1, 2024. Actual cash outflows may differ significantly due to changes in borrowings or interest rates.
(2) Pension plan funding commitments are known for a 12-month period for those plans that are funded; unfunded pension and post-retirement plan funding amounts are equal to the estimated benefit payments. As of June 1, 2024, the total projected benefit obligation for our domestic and international employee pension benefit plans was $207.1 million.
(3) Represents the dividend payable as of June 1, 2024. Future dividend payments are not considered contractual obligations until declared.
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
Business Combinations
Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to tangible and intangible assets acquired and liabilities assumed and pre-acquisition contingencies. We use our best estimates and assumptions to accurately assign fair values to the tangible and intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets.
We allocate the fair value of purchase consideration to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is allocated to goodwill. The allocation of the purchase consideration requires management to make significant estimates and assumptions, especially with respect to intangible assets. These estimates are reviewed with our advisors and can include, but are not limited to:
•future expected cash flows from acquired customer relationships and trade names,
•assumed royalty rates that could be payable if we did not own the trademarks, and
•discount rates.
Our estimates of fair value are based upon reasonable assumptions but are inherently uncertain and unpredictable, and as a result, actual results may differ from these estimates. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the values of assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. During fiscal 2022, management considered the acquisition of Knoll a material acquisition. There were no material acquisitions during fiscal 2024 or fiscal 2023. See Note 3 to the Consolidated Financial Statements for more information.
                                             39

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
When the Company performs a quantitative assessment, the Company makes estimates about fair value by using a weighting of the income approach and the market approach. The income approach is based on projected discounted cash flows using a market participant discount rate. The market approach is based on financial multiples of companies comparable to each reporting unit and applies a control premium. We corroborate the fair value through a market capitalization reconciliation to determine if the implied control premium is reasonable based on the qualitative considerations, such as recent market transactions.
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
Goodwill
Certain business acquisitions have resulted in the recording of goodwill. At June 1, 2024 and June 3, 2023, we had goodwill recorded within the Consolidated Balance Sheets of $1,226.3 million and $1,221.7 million, respectively.
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
Each of the reporting units was reviewed for impairment using a qualitative assessment as of March 31, 2024. The Company elected to test each reporting unit, with the exception of the Global Retail reporting unit, qualitatively, as is permitted under ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. For the Global Retail reporting unit, the Company elected to proceed directly to the quantitative test. No goodwill impairment charges were recorded in fiscal 2024, 2023, or 2022.
The Company performed the quantitative impairment analysis of the Global Retail reporting unit as of March 31, 2024 to determine the fair value of the Global Retail reporting unit as compared to the carrying value. The Company utilized a weighting of the income approach and the market approach to estimate the fair value of the Global Retail reporting unit.
The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows and market valuation multiples. We estimated the fair value of the Global Retail reporting unit using a discounted cash flow analysis. The discounted cash flow analysis used the present value of projected cash flows and a residual value.
The Company employed a market-based approach in selecting the discount rate used in our analysis. The discount rate selected represents the market rate of return equal to what the Company believes a reasonable investor would expect to achieve on investments of similar size to the Global Retail reporting unit. The Company believes the discount rate selected in the quantitative assessment is appropriate in that it exceeds the estimated weighted average cost of capital for our business as a whole. The results of the impairment test are sensitive to changes in the discount rates and changes in the discount rate may result in future impairment.

                                             40

In performing the quantitative impairment test, the Company determined that the fair value of the Global Retail reporting unit exceeded the carrying amount and, as such, the reporting unit was not impaired. The Company determined that the Global Retail reporting unit exceeded its carrying value by 37% and therefore does not have a heightened risk of future impairments if any assumptions, estimates or market factors change in the future.
The Company evaluated the sensitivity of changes in forecasted sales, operating margin and the discount rate for the Global Retail reporting unit. Reducing the Global Retail reporting unit's forecasted sales by 5% in all years, and leaving all other assumptions static, would not result in impairment. A decrease in the operating margin of 100 basis points in all years would not result in impairment. An increase in the discount rate of 100 basis points would not result in impairment.
Indefinite-lived Intangible Assets
Certain business acquisitions have resulted in the recording of trade names as indefinite-lived intangible assets, which are not amortized. At June 1, 2024 and June 3, 2023, the Company held trade name assets with a carrying value of $465.5 million and $480.7 million, respectively.
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
In fiscal 2024, the Company performed quantitative assessments in testing the Knoll product brand and Muuto brand indefinite-lived intangible assets for impairment, which resulted in the carrying values of the trade names exceeding their fair values by $8.9 million and $7.9 million, respectively. Accordingly, impairment charges of $16.8 million in total were recognized. The carrying value of the Knoll trade name as of the measurement date was $153.3 million and the fair value of the Knoll trade name as of the measurement date was $144.4 million. The carrying value of the Muuto trade name as of the measurement date was $88.4 million and the fair value of the Muuto trade name as of the measurement date was $80.5 million. If the residual cash flows related to these trade names were to decline in future periods, the Company may need to record additional impairment charges.
In completing our annual indefinite-lived trade name impairment test, the respective fair values were estimated using a relief-from-royalty approach, which requires assumptions related to the following:
•forecasted revenue growth rate,
•assumed royalty rates that could be payable if we did not own the trademark, and
•a market participant discount rate based on a weighted-average cost of capital.
The assumptions used reflect management’s best estimates; however, actual results could differ from our estimates. In completing our annual indefinite-lived trade name impairment test, the fair values of the Knoll and Muuto trade names were both estimated using a discount rate of 12.0%. The royalty rates used for the Knoll and Muuto trade names were 2.0% and 4.5%, respectively. The long-term growth rates in the valuation of the Knoll and Muuto trade names were 2.5% and 3.0%, respectively. The Company’s estimates of the fair value of its Knoll and Muuto indefinite-lived intangible assets are sensitive to changes in the key assumptions above as well as projected financial performance. Therefore, a sensitivity analysis was performed on certain key assumptions.
For the Knoll trade name, keeping all other assumptions constant, a 10% decrease in forecasted sales at March 31, 2024 would have resulted in $14.0 million of additional pre-tax impairment charges; a decrease in the royalty rate of 25 basis points would have resulted in an additional $18.0 million of impairment charges; and a 100 basis point increase in the discount rate would have resulted in an additional $14.0 million of impairment charges.
For the Muuto trade name, keeping all other assumptions constant, a 10% decrease in forecasted sales at March 31, 2024 would have resulted in $8.0 million of additional pre-tax impairment charges; a decrease in the royalty rate of 25 basis points would have resulted in an additional $4.5 million of impairment charges; and a 100 basis point increase in the discount rate would have resulted in an additional $8.0 million of impairment charges.

                                             41

During fiscal 2023, the Company determined through a qualitative assessment that the Knoll trade name carrying value was more than likely above its fair value. As a result, the Company performed a quantitative assessment to determine the fair value and as a result recognized a $19.7 million non-cash impairment charge to the indefinite-lived trade name. The carrying value of the Knoll trade name as of the measurement date was $173.0 million. The fair value of the Knoll trade name as of the measurement date was $153.3 million.
The assumptions used reflect management’s best estimates; however, actual results could differ from our estimates. In completing our annual indefinite-lived trade name impairment tests, the fair value of the Knoll trade name was estimated using a discount rate of 12.0%, royalty rate of 2.0% and long-term growth rate of 2.5%. The Company’s estimates of the fair value of its Knoll indefinite-lived intangible asset are sensitive to changes in the key assumptions above as well as projected financial performance. Therefore, a sensitivity analysis was performed on certain key assumptions.
If the estimated cash flows related to the Company's indefinite-lived intangibles were to decline in future periods, the Company may need to record additional impairment charges.
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
In the fourth quarter of fiscal 2024, the decision was made to cease the use of certain leased locations resulting in impairment charges of $5.5 million recognized for the right of use assets associated with these locations. In the second quarter of fiscal 2024, a manufacturing facility located in Wisconsin met the criteria to be classified as an asset held for sale. The decision to sell this facility was made as a result of facility integration activities performed in connection with the integration of Knoll. In the fourth quarter of fiscal 2024, it was determined that the carrying value of these assets exceeded their fair value and an impairment charge of $1.0 million was recognized. The carrying amount of these assets held for sale was $3.5 million and is classified as current assets within "Assets held for sale" in the Condensed Consolidated Balance Sheets as of June 1, 2024.
During fiscal 2023, the decision was made to cease operating Fully as a stand-alone brand and sales channel and instead sell certain Fully products through other channels already existing within the Global Retail business. Management identified this decision as an indicator of impairment, and accordingly recorded impairment of certain long-lived assets within the Fully asset group of $21.5 million.
In fiscal 2022, the Company recorded a non-cash impairment charge of $15.5 million related to the discontinued use of a long-lived asset that was a direct result of integration activities associated with the Knoll acquisition.
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

                                             42

Forward Looking Statements
This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to future events and anticipated results of operations, business strategies, the anticipated benefits of our acquisition of Knoll, the anticipated impact of the Knoll acquisition on the combined company’s business and future financial and operating results, the expected amount and timing of synergies from the Knoll acquisition, and other aspects of our operations or operating results. These forward-looking statements generally can be identified by phrases such as “will,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates” or other words or phrases of similar import. It is uncertain whether any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do, what impact they will have on the results of operations and financial condition of MillerKnoll or the price of MillerKnoll’s stock. These forward-looking statements involve certain risks and uncertainties, many of which are beyond MillerKnoll’s control, that could cause actual results to differ materially from those indicated in such forward-looking statements, including but not limited to: global and national economic conditions including heightened inflation, uncertainty regarding future interest rates, foreign currency exchange rate fluctuations, escalating tensions in the Middle East, the continuation of the Russia-Ukraine war, and potential governmental responses to these events; the impact of any government policies and actions to protect the health and safety of individuals or to maintain the functioning of national or global economies, and the Company's response to any such policies and actions; the impact of public health crises, such as pandemics and epidemics; risks related to the additional debt incurred in connection with the Knoll acquisition; MillerKnoll’s ability to comply with its debt covenants and obligations; the risk that the anticipated benefits of the Knoll acquisition will be more costly to realize than expected; the effect of the Knoll acquisition on the ability of MillerKnoll to retain and hire key personnel and maintain relationships with customers, suppliers and others with whom MillerKnoll does business, or on MillerKnoll’s operating results and business generally; the ability to successfully integrate Knoll’s operations; the ability of MillerKnoll to implement its plans, forecasts and other expectations with respect to MillerKnoll’s business after the completion of the Knoll acquisition and realize expected synergies; the availability and pricing of raw materials; the financial strength of our dealers and the financial strength of our customers; the success of newly-introduced products; the pace and level of government procurement; and the outcome of pending litigation or governmental audits or investigations. For additional information about other factors that could cause actual results to differ materially from those described in the forward-looking statements, please refer to MillerKnoll’s periodic reports and other filings with the SEC, including the risk factors identified in this report. The forward-looking statements included in this report are made only as of the date hereof. MillerKnoll does not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances, except as required by law.
                                             43

Item 7A Quantitative and Qualitative Disclosures About Market Risk
The Company manufactures, markets, and sells its products throughout the world and, as a result, is subject to changing economic conditions, which could reduce the demand for its products.
Direct Material Costs
The Company is exposed to risks arising from price changes for certain direct materials and assembly components used in its operations. The largest of such costs incurred by the Company are for steel, plastics, textiles, wood particleboard and aluminum components. The impact from changes in all commodity prices decreased the Company's costs by approximately $10.8 million during fiscal 2024 compared to the prior year primarily due to decreased steel and aluminum costs offset in part by increased plastic costs. The impact from changes in commodity prices decreased the Company's costs by approximately $3.5 million during fiscal 2023 as compared to fiscal 2022. Note that these changes include the impact of Chinese tariffs on the Company's direct material costs.
The market prices for commodities will fluctuate over time and the Company acknowledges that such changes are likely to impact its costs for key direct materials and assembly components. Consequently, it views the prospect of such changes as an outlook risk to the business.
Significant increases in raw materials can be difficult to offset with price increases due to existing contractual agreements with customers as well as difficulty finding effective financial instruments to hedge these changes. Our profitability could be negatively impacted in the long term if we are not able to pass along higher raw material costs to our customers.
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
In the normal course of business, the Company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the Company conducts its business are the British pound sterling, euro, Canadian dollar, Japanese yen, Mexican peso, Hong Kong dollar, Chinese renminbi, and the Danish krone. As of June 1, 2024, the Company had outstanding 21 forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies.

(In millions, except number of forward contracts)
Net Asset Exposure
Currency	Number of Forward Contracts	Net Exposure
USD	6	53.3
EUR	2	49.4
BRL	1	3.9
CNY	1	20.4
JPY	1	573.1
Net Liability Exposure
Currency	Number of Forward Contracts	Net Exposure
USD	3	15.3
DKK	2	20.1
CNH	2	242.5
EUR	1	1.1
GBP	1	1.1
MXN	1	101.1
                                             44

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
The cost of the foreign currency hedges and remeasuring all foreign currency transactions into the appropriate functional currency resulted in a net gain of $3.0 million in fiscal 2024 compared to net gain of $4.8 million in fiscal 2023 included in net earnings. These amounts are included in Other (income) expense, net in the Consolidated Statements of Comprehensive Income. Additionally, the cumulative effect of translating the balance sheet and income statement accounts from the functional currency into the United States dollar increased the accumulated comprehensive loss component of total stockholders' equity by $8.3 million compared to a decrease of $20.1 million as of the end of fiscal 2024 and 2023, respectively.
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
                                             45

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

In January 2022, the Company entered into a third interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $575.0 million with a forward start date of January 31, 2022 and a maturity date of January 29, 2027. The interest rate swap locked in the Company’s interest rate on forecasted outstanding borrowings of $575.0 million at 1.689% exclusive of the credit spread on the variable rate debt. The Company effectively will convert LIBOR-based floating interest rate plus applicable margin indebtedness to a 1.689% fixed interest rate plus applicable margin under the agreement as of the forward start date. The swap agreement was amended in February 2023 for each calculation period beginning on January 31, 2023, and thereafter, to replace the LIBOR-based floating interest rate with a Term SOFR rate, and a 1.650% modified fixed interest rate.

In February 2023, the Company entered into a fourth interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $150.0 million with a forward start date of March 3, 2023 and a termination date of January 3, 2029. As a result of the transaction, under the terms of the agreement the Company effectively will convert one month Spread Adjusted Term SOFR floating interest rate plus applicable margin to 3.950% fixed interest rate and adjustment percentage plus applicable margin as of the forward start date. "Spread Adjusted Term SOFR" means Term SOFR plus an adjustment percentage that varies with tenor. The Company typically selects a one month tenor that is calculated as the one month Term SOFR rate plus 0.11448%.
The fair market value of the effective interest rate swap instruments was a net asset of $61.7 million and $56.9 million as of June 1, 2024 and June 3, 2023, respectively. All cash flows related to the Company's interest rate swap instruments are denominated in U.S. Dollars. For further information, refer to Note 6 and Note 12 of the Consolidated Financial Statements.
Expected cash outflows (notional amounts) over the next five years and thereafter related to debt instruments are as follows.

(In millions)	2025	2026	2027	2028	2029	Thereafter	Total(1)
Long-Term Debt Instruments:
Interest rate 1.650%(2)	$—	$—	$575.0	$—	$—	$—	$575.0
Interest rate 1.910%(2)	$—	$—	$—	$150.0	$—	$—	$150.0
Interest rate 2.348%(2)	$—	$—	$—	$75.0	$—	$—	$75.0
Interest rate 3.950%(2)	$—	$—	$—	$—	$150.00	$—	$150.0
(1) Amount does not include the recorded fair value of the swap instruments.
(2) The Company's revolving credit facility and Term Loans have a variable interest rate, but due to the interest rate swaps, the rate on $150.0 million, $75.0 million, $575.0 million and $150.0 million will be fixed at 1.91%, 2.348%, 1.65% and 3.95%, respectively.
                                             46

Item 8 Financial Statements and Supplementary Data
MillerKnoll, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended
(In millions, except per share data)	June 1, 2024	June 3, 2023	May 28, 2022
Net sales	$3,628.4	$4,087.1	$3,946.0
Cost of sales	2,208.9	2,657.1	2,593.3
Gross margin	1,419.5	1,430.0	1,352.7
Operating expenses:
Selling, general and administrative	1,112.1	1,126.4	1,204.2
Impairment charges	16.8	41.2	—
Restructuring expenses	30.8	34.4	—
Design and research	92.6	105.7	108.7
Total operating expenses	1,252.3	1,307.7	1,312.9
Operating earnings	167.2	122.3	39.8
Interest expense	76.2	74.0	37.8
Interest and other investment (income) expense	(6.1)	(2.8)	(1.6)
Other (income) expense, net	(2.6)	(0.3)	12.2
Earnings (loss) before income taxes and equity income	99.7	51.4	(8.6)
Income tax expense	14.7	4.5	11.1
Equity (loss) earnings from nonconsolidated affiliate, net of tax	(0.4)	(0.8)	—
Net earnings (loss)	84.6	46.1	(19.7)
Net earnings attributable to redeemable noncontrolling interests	2.3	4.0	7.4
Net earnings (loss) attributable to MillerKnoll, Inc.	$82.3	$42.1	$(27.1)

Earnings (loss) per share - basic	$1.12	$0.56	$(0.37)
Earnings (loss) per share - diluted	1.11	0.55	(0.37)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	8.3	(20.1)	(90.0)
Pension and post-retirement liability adjustments	(9.5)	13.1	13.5
Unrealized gains on interest rate swap agreement	3.6	19.0	34.5
Other comprehensive income (loss), net of tax	2.4	12.0	(42.0)
Comprehensive income (loss)	87.0	58.1	(61.7)
Comprehensive income attributable to redeemable noncontrolling interests	2.3	4.0	4.4
Comprehensive income (loss) attributable to MillerKnoll, Inc.	$84.7	$54.1	$(66.1)
                                             47

MillerKnoll, Inc.
Consolidated Balance Sheets

(In millions, except share and per share data)	June 1, 2024	June 3, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$230.4	$223.5
Accounts receivable, net of allowances of $7.4 and $6.4	308.3	334.1
Unbilled accounts receivable	22.2	29.4
Inventories, net	428.6	487.4
Prepaid expenses	66.5	92.7
Assets held for sale	3.5	—
Other current assets	10.1	9.1
Total current assets	1,069.6	1,176.2
Property and equipment, net of accumulated depreciation of $1,090.7 and $1,034.4	492.0	536.3
Right of use assets	375.6	415.9
Goodwill	1,226.3	1,221.7
Indefinite-lived intangibles	465.5	480.7
Other amortizable intangibles, net of accumulated amortization of $223.4 and $185.2	279.3	313.1
Other noncurrent assets	135.3	130.9
Total Assets	$4,043.6	$4,274.8

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$241.4	$269.5
Short-term borrowings and current portion of long-term debt	43.5	33.4
Accrued compensation and benefits	104.5	61.7
Short-term lease liability	67.2	77.1
Accrued warranty	17.6	20.8
Customer deposits	100.2	93.8
Other accrued liabilities	123.3	146.5
Total current liabilities	697.7	702.8
Long-term debt	1,291.7	1,365.1
Pension and post-retirement benefits	10.0	7.5
Lease liabilities	360.4	393.7
Other liabilities	224.8	265.5
Total Liabilities	2,584.6	2,734.6
Redeemable noncontrolling interests	73.9	107.6
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 70,377,692 and 75,698,670 shares issued and outstanding in 2024 and 2023, respectively)	14.1	15.1
Additional paid-in capital	725.3	836.5
Retained earnings	738.4	676.1
Accumulated other comprehensive loss	(92.7)	(95.1)
Total Stockholders' Equity	1,385.1	1,432.6
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders' Equity	$4,043.6	$4,274.8
                                             48

MillerKnoll, Inc.
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Deferred Compensation Plan	MillerKnoll, Inc. Stockholders' Equity
(In millions, except share and per share data)	Shares	Amount
May 29, 2021	59,029,165	$11.8	$94.7	$819.3	$(65.1)	$(0.2)	$860.5
Net loss	—	—	—	(27.1)	—	—	(27.1)
Other comprehensive loss, net of tax	—	—	—	—	(42.0)	—	(42.0)
Stock-based compensation expense	—	—	31.4	—	—	—	31.4
Restricted stock issuance	611,452	0.1	(0.1)	—	—	—	—
Exercise of stock options	116,178	0.1	3.3	—	—	—	3.4
Restricted and performance stock units released	503,687	0.1	(0.1)	—	—	—	—
Employee stock purchase plan issuances	87,562	—	2.8	—	—	—	2.8
Repurchase and retirement of common stock	(390,979)	(0.1)	(16.1)	—	—	—	(16.2)
Directors' fees direct issuance	23,255	—	0.9	—	—	—	0.9
Director's fees deferred restricted stock units	—	—	0.6	—	—	—	0.6
Deferred compensation plan	—	—	—	—	—	0.2	0.2
Shares issued for the Acquisition of Knoll	15,843,921	3.2	685.1	—	—	—	688.3
Pre-combination expense from Knoll rollover	—	—	22.4	—	—	—	22.4
NCI Adjustment	—	—	0.5	—	—	—	0.5
Redemption Value Adjustment	—	—	—	(41.6)	—	—	(41.6)
Restricted stock units dividend reinvestment	—	—	0.3	(0.3)	—	—	—
Dividends declared ($0.75 per share)	—	—	—	(57.0)	—	—	(57.0)
May 28, 2022	75,824,241	$15.2	$825.7	$693.3	$(107.1)	$—	$1,427.1
Net earnings	—	—	—	42.1	—	—	42.1
Other comprehensive income, net of tax	—	—	—	—	12.0	—	12.0
Stock-based compensation expense	(39,839)	—	20.2	—	—	—	20.2
Exercise of stock options	49,482	—	1.0	—	—	—	1.0
Restricted and performance stock units released	226,657	—	0.4	—	—	—	0.4
Employee stock purchase plan issuances	185,551	—	3.1	—	—	—	3.1
Repurchase and retirement of common stock	(575,207)	(0.1)	(15.9)	—	—	—	(16.0)
Deferred stock unit	—	—	0.6	—	—	—	0.6
Director's fees	27,785	—	0.6	—	—	—	0.6
Redemption Value Adjustment	—	—	—	(1.9)	—	—	(1.9)
Dividends declared ($0.75 per share)	—	—	—	(57.2)	—	—	(57.2)
Other	—	—	0.8	(0.2)	—	—	0.6
June 3, 2023	75,698,670	$15.1	$836.5	$676.1	$(95.1)	$—	$1,432.6
Net earnings	—	—	—	82.3	—	—	82.3
Other comprehensive income, net of tax	—	—	—	—	2.4	—	2.4
Stock-based compensation expense	(983)	—	20.7	—	—	—	20.7
Exercise of stock options	74,096	—	1.7	—	—	—	1.7
Restricted and performance stock units released	457,965	0.1	0.9	—	—	—	1.0
Employee stock purchase plan issuances	139,211	0.1	2.9	—	—	—	3.0
Repurchase and retirement of common stock, including excise tax	(6,022,646)	(1.2)	(138.2)	—	—	—	(139.4)
Director's fees	31,379	—	0.8	—	—	—	0.8
Redemption Value Adjustment	—	—	—	34.5	—	—	34.5
Dividends declared ($0.75 per share)	—	—	—	(55.0)	—	—	(55.0)
Other	—	—	—	0.5	—	—	0.5
June 1, 2024	70,377,692	$14.1	$725.3	$738.4	$(92.7)	$—	$1,385.1
                                             49

MillerKnoll, Inc.
Consolidated Statements of Cash Flows

	Year Ended
(In millions)	June 1, 2024	June 3, 2023	May 28, 2022
Cash Flows from Operating Activities:
Net earnings (loss)	$84.6	$46.1	$(19.7)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation expense	117.5	115.3	112.0
Amortization expense	37.6	39.8	78.6
Loss on sale of equity method investment	0.4	—	—
Loss on sale of property and dealers	—	—	(1.0)
Deferred taxes	(38.8)	(45.3)	(21.7)
Pension contributions	(1.8)	(11.7)	(5.0)
Impairment charges	16.8	57.9	15.5
Loss on extinguishment of debt	—	—	13.4
Restructuring expenses	30.8	34.0	—
Stock-based compensation	20.7	20.2	31.4
Amortization of deferred financing costs	4.6	4.6	4.2
Decrease (increase) in long-term assets	2.4	(4.7)	(1.6)
(Decrease) in long-term liabilities	(3.6)	(1.8)	(2.1)
Changes in current assets and liabilities:
Decrease (increase) in accounts receivable & unbilled accounts receivable	35.2	15.6	(92.4)
Decrease (increase) in inventories	59.0	81.5	(166.4)
Decrease (increase) in prepaid expenses and other	25.6	19.6	(39.6)
(Decrease) increase in accounts payable	(28.9)	(82.5)	51.5
(Decrease) increase in accrued liabilities	(7.5)	(124.8)	47.2
Other, net	(2.3)	(0.9)	(16.2)
Net Cash Provided by (Used in) Operating Activities	352.3	162.9	(11.9)

Cash Flows from Investing Activities:
Advances of notes receivable	(14.7)	(5.1)	(1.2)
Collection of notes receivable	2.8	—	—
Marketable securities sales	—	—	7.7
Capital expenditures	(78.4)	(83.3)	(94.7)
Proceeds from sales of property and dealers	—	0.3	2.8
Proceeds from life insurance policy	—	13.5	—
Acquisitions, net of cash received	—	—	(1,088.5)
Proceeds from the sale of equity method investment	3.5	—	—
Other, net	0.5	(1.9)	1.5
Net Cash (Used in) Investing Activities	(86.3)	(76.5)	(1,172.4)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, net of discounts	—	—	1,007.0
Payments of deferred financing costs	—	—	(9.3)
Repayments of long-term debt	(31.3)	(26.3)	(63.1)
Proceeds from credit facility	833.2	929.9	1,026.5
Repayments of credit facility	(869.9)	(916.2)	(838.5)
Payment of make whole premium on debt	—	—	(13.4)
Dividends paid	(55.6)	(57.1)	(54.5)
Common stock issued	5.9	5.5	7.5
Common stock repurchased and retired	(138.2)	(16.0)	(16.2)
Distribution to noncontrolling interest	(2.8)	(4.9)	(6.8)
Other, net	(0.1)	(1.7)	0.7
Net Cash (Used in) Provided by Financing Activities	(258.8)	(86.8)	1,039.9
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(6.4)	(21.7)
Net Increase (Decrease) In Cash and Cash Equivalents	6.9	(6.8)	(166.1)
Cash and cash equivalents, Beginning of Year	223.5	230.3	396.4
Cash and Cash Equivalents, End of Year	$230.4	$223.5	$230.3

                                             50

Other Cash Flow Information
Interest paid	$70.6	$70.6	$28.8
Income taxes paid, net of cash received	$28.1	$34.8	$36.9
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
MillerKnoll is a collective of dynamic brands that comes together to design the world we live in. A global leader in design, MillerKnoll includes Herman Miller® and Knoll®, as well as Colebrook Bosson Saunders®, DatesWeiser®, Design Within Reach®, Edelman®, Geiger®, HAY®, Holly Hunt®, KnollTextiles®, Maharam®, Muuto®, NaughtOne®, and Spinneybeck®|FilzFelt®. Combined, MillerKnoll represents over 100 years of design research and exploration in service of humanity. The Company is united by a belief in design as a tool to create positive impact and shape a more sustainable, caring, and beautiful future for all people and the planet.
Fiscal Year
The Company's fiscal year ends on the Saturday closest to May 31. The fiscal year ended June 1, 2024, contained 52 weeks; the fiscal year ended June 3, 2023, contained 53 weeks; and the fiscal year ended May 28, 2022, contained 52 weeks.
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
The financial statement impact of gains and losses resulting from remeasuring foreign currency transactions into the appropriate functional currency resulted in a net loss of $3.0 million, $4.8 million, and $3.3 million for the fiscal years ended June 1, 2024, June 3, 2023, and May 28, 2022, respectively. These amounts are included in Other (income) expense, net in the Consolidated Statements of Comprehensive Income.
Cash and Cash Equivalents
Certain of the Company’s subsidiaries participate in a notional cash pooling arrangement to manage global liquidity requirements. As part of a master netting arrangement, the participants combine their cash balances in pooling accounts at the same financial institution with the ability to offset bank overdrafts of one participant against positive cash account balances held by another participant. Under the terms of the master netting arrangement, the financial institution has the right, ability, and intent to offset a positive balance in one account against an overdrawn amount in another account. Amounts in each of the accounts are unencumbered and unrestricted with respect to use. As such, the net cash balance related to this pooling arrangement is included in Cash and cash equivalents in the accompanying Consolidated Balance Sheets.
The Company’s net cash pool position consisted of the following:

(In millions)	June 1, 2024
Gross cash position	$26.6
Less: cash borrowings	(23.0)
Net cash position	$3.6
The Company holds cash equivalents as part of its cash management function. Cash equivalents include money market funds and time deposit investments with original maturities of less than three months. The carrying value of cash equivalents, which approximates fair value, totaled $55.9 million and $40.8 million as of June 1, 2024 and June 3, 2023, respectively.
                                             53

All cash equivalents are high-credit quality financial instruments and the amount of credit exposure to any one financial institution or instrument is limited.
Allowances for Credit Losses
Allowances for credit losses related to accounts are managed at a level considered by management to be adequate to absorb an estimate of probable future losses existing at the balance sheet date.
In estimating probable losses, we review accounts based on known customer exposures, historical credit experience, and specific identification of other potentially uncollectible accounts. An accounts receivable balance is considered past due when payment is not received within the stated terms. Accounts that are considered to have higher credit risk are reviewed using information available about the debtor, such as financial statements, news reports and published credit ratings. General information regarding industry trends and the economic environment is also used.
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
Inventories
Inventories are valued at the lower of cost or net realizable value and include material, labor and overhead. The Company establishes reserves for excess and obsolete inventory based on prevailing circumstances and judgment for consideration of current events, such as economic conditions, that may affect inventory. The reserve required to record inventory at lower of cost or net realizable value may be adjusted in response to changing conditions, however inventory cannot be subsequently written back up, since the reserve establishes a new (lower) cost basis. Inventory cost is primarily determined using the first in, first out (FIFO) method. Further information on the Company's recorded inventory balances can be found in Note 4 of the Consolidated Financial Statements.

                                             54

Goodwill and Indefinite-lived Intangible Assets
The changes in the carrying amount of goodwill, by reporting segment, are as follows:

(In millions)	Americas Contract	International Contract & Specialty	Global Retail	Total
Balance at May 28, 2022
Goodwill	$197.4	$111.2	$181.1	$489.7
Sale of owned dealer	(0.3)	—	—	(0.3)
Acquisition of Knoll	346.0	226.8	330.7	903.5
Foreign currency translation adjustments	23.7	(33.7)	(31.2)	(41.2)
Accumulated impairment losses	(36.7)	—	(88.8)	(125.5)
Net goodwill as of May 28, 2022	$530.1	$304.3	$391.8	$1,226.2

Balance at June 3, 2023
Goodwill	$566.8	$304.3	$480.6	$1,351.7
Foreign currency translation adjustments	(1.7)	(1.3)	(1.5)	(4.5)
Accumulated impairment losses	(36.7)	—	(88.8)	(125.5)
Net goodwill as of June 3, 2023	$528.4	$303.0	$390.3	$1,221.7

Balance at June 1, 2024
Goodwill	$565.1	$303.0	$479.1	$1,347.2
Foreign currency translation adjustments	1.7	1.4	1.5	4.6
Accumulated impairment losses	(36.7)	—	(88.8)	(125.5)
Net goodwill balance as of June 1, 2024	$530.1	$304.4	$391.8	$1,226.3

Other indefinite-lived assets included in the Consolidated Balance Sheets consist of the following:

(In millions)	Indefinite-lived Intangible Assets
Balance at May 28, 2022	$501.0
Foreign currency translation adjustments	(0.6)
Acquisition of Knoll	(19.7)
Balance at June 3, 2023	$480.7
Foreign currency translation adjustments	1.6
Impairment charges	(16.8)
Balance at June 1, 2024	$465.5
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

Each of the reporting units was reviewed for impairment using a qualitative assessment as of March 31, 2024. The Company elected to test each reporting unit, with the exception of the Global Retail reporting unit, qualitatively, as is permitted under ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. For the Global Retail reporting unit, the Company elected to proceed directly to the quantitative test.

                                             55

The Company performed the quantitative impairment analysis of the Global Retail reporting unit as of March 31, 2024, to determine the fair value of the Global Retail reporting unit as compared to the carrying value. The Company utilized a weighting of the income approach and the market approach to estimate the fair value of the Global Retail reporting unit. In performing the quantitative impairment test, the Company determined that the fair value of the Global Retail reporting unit exceeded the carrying amount and, as such, the reporting unit was not impaired. The Company determined that the Global Retail reporting unit exceeded its carrying value by 37% and therefore does not have a heightened risk of future impairments if any assumptions, estimates or market factors change in the future.

The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows and market valuation multiples. We estimated the fair value of the Global Retail reporting unit using a discounted cash flow analysis. The discounted cash flow analysis used the present value of projected cash flows and a residual value.

The Company employed a market-based approach in selecting the discount rate used in our analysis. The discount rate selected represents the market rates of return equal to what the Company believes a reasonable investor would expect to achieve on investments of similar size to the Global Retail reporting unit. The Company believes the discount rate selected in the quantitative assessment is appropriate in that exceeds the estimated weighted average cost of capital for our business as a whole. The results of the impairment test are sensitive to changes in the discount rates and changes in the discount rate may result in future impairment.

The Company evaluated the sensitivity of changes in forecasted sales, operating margin and the discount rate for the Global Retail reporting unit. Reducing the Global Retail reporting unit's forecasted sales by 5% in all years, and leaving all other assumptions static, would not result in impairment. A decrease in the operating margin of 100 basis points would not result in impairment. An increase in the discount rate of 100 basis points would not result in impairment.

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

In fiscal 2024, the Company performed quantitative assessments in testing the Knoll product brand and Muuto brand indefinite-lived intangible assets for impairment, which resulted in the carrying values of the trade names exceeding their fair values by $8.9 million and $7.9 million, respectively. Accordingly, impairment charges of $16.8 million in total were recognized. The carrying value of the Knoll trade name as of the measurement date was $153.3 million and the fair value of the Knoll trade name as of the measurement date was $144.4 million. The carrying value of the Muuto trade name as of the measurement date was $88.4 million and the fair value of the Muuto trade name as of the measurement date was $80.5 million. If the residual cash flows related to these trade names were to decline in future periods, the Company may need to record additional impairment charges.
In completing our annual indefinite-lived trade name impairment test, the respective fair values were estimated using a relief-from-royalty approach, which requires assumptions related to the following:
•forecasted revenue growth rate,
•assumed royalty rates that could be payable if we did not own the trademark, and
•a market participant discount rate based on a weighted-average cost of capital.
The assumptions used reflect management’s best estimates; however, actual results could differ from our estimates. In completing our annual indefinite-lived trade name impairment test, the fair values of the Knoll and Muuto trade names were both estimated using a discount rate of 12.0%. The, royalty rate used for the Knoll and Muuto trade names were 2.0% and 4.5%, respectively. The long-term growth rate used in the valuation of the Knoll and Muuto trade names was 2.5% and 3.0%, respectively. The Company’s estimates of the fair value of its Knoll and Muuto indefinite-lived intangible assets are sensitive to changes in the key assumptions above as well as projected financial performance. Therefore, a sensitivity analysis was performed on certain key assumptions.
                                             56

For the Knoll trade name, keeping all other assumptions constant, a 10% decrease in forecasted sales at March 31, 2024, would have resulted in $14.0 million of additional pre-tax impairment charges; a decrease in the royalty rate of 25 basis points would result in an additional $18.0 million of impairment charges; and a 100 basis point increase in the discount rate would have resulted in an additional $14.0 million of impairment charges.
For the Muuto trade name, keeping all other assumptions constant, a 10% decrease in forecasted sales at March 31, 2024 would have resulted in $8.0 million of additional pre-tax impairment charges; a decrease in the royalty rate of 25 basis points would have resulted in an additional $4.5 million of impairment charges; and a 100 basis point increase in the discount rate would have resulted in an additional $8.0 million of impairment charges.
During fiscal 2023, the Company determined through a qualitative assessment that the Knoll trade name carrying value was more than likely above its fair value. As a result, the Company performed a quantitative assessment to determine the fair value and as a result recognized a $19.7 million non-cash impairment charge to the indefinite-lived trade name. The carrying value of the Knoll trade name as of the measurement date was $173.0 million. The fair value of the Knoll trade name as of the measurement date was $153.3 million.
The assumptions used reflect management’s best estimate; however, actual results could differ from our estimates. In completing our annual indefinite-lived trade name impairment tests, the fair value of the Knoll trade name was estimated using a discount rate of 12.0%, royalty rate of 2.0% and long-term growth rate of 2.5%. The Company’s estimates of the fair value of its Knoll indefinite-lived intangible asset are sensitive to changes in the key assumptions above as well as projected financial performance. Therefore, a sensitivity analysis was performed on certain key assumptions.
If the estimated cash flows related to the Company's indefinite-lived intangibles were to decline in future periods, the Company may need to record additional impairment charges.
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
The following table summarizes our property as of the dates indicated:

(In millions)	June 1, 2024	June 3, 2023
Land and improvements	$55.0	$55.1
Buildings and improvements	403.0	393.5
Machinery and equipment	1,069.6	1,066.6
Construction in progress	55.1	55.5
Accumulated depreciation	(1,090.7)	(1,034.4)
Property and equipment, net	$492.0	$536.3
As of the end of fiscal 2024, outstanding commitments for future capital purchases approximated $53.7 million.
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
                                             57

	June 1, 2024
(In millions)	Patent and Trademarks	Customer Relationships	Designs and Patterns	Backlog	Other	Total
Gross carrying value	$62.6	$356.6	$42.1	$28.3	$13.1	$502.7
Accumulated amortization	46.9	125.4	12.5	28.3	10.3	223.4
Net	$15.7	$231.2	$29.6	$—	$2.8	$279.3

	June 3, 2023
	Patent and Trademarks	Customer Relationships	Designs and Patterns	Backlog	Other	Total
Gross carrying value	$60.1	$355.1	$42.0	$28.4	$12.7	$498.3
Accumulated amortization	30.8	95.8	9.2	28.4	9.4	173.6
Impairment	11.6	—	—	—	—	11.6
Net	$17.7	$259.3	$32.8	$—	$3.3	$313.1
The Company amortizes these assets over their remaining useful lives using the straight-line method over periods ranging from 3 years to 20 years, or on an accelerated basis, to reflect the expected realization of the economic benefits. It is estimated that the weighted-average remaining useful life of the patents and trademarks is approximately 3.1 years and the weighted-average remaining useful life of the customer relationships is 8.6 years.
Estimated amortization expense on existing amortizable intangible assets as of June 1, 2024, for each of the succeeding five fiscal years, is as follows:

(In millions)
2025	37.2
2026	36.6
2027	33.5
2028	29.1
2029	24.6
In the fourth quarter of fiscal 2024, the decision was made to cease the use of certain leased locations resulting in impairment charges of $5.5 million recognized for the right of use assets associated with these locations. In the second quarter of fiscal 2024, a manufacturing facility located in Wisconsin met the criteria to be classified as an asset held for sale. The decision to sell this facility was made as a result of facility integration activities performed in connection with the integration of Knoll. In the fourth quarter of fiscal 2024, it was determined that the carrying value of these assets exceeded their fair value and an impairment charge of $1.0 million was recognized.
In the third quarter of fiscal 2023, the decision was made to cease operating Fully as a stand-alone brand and sales channel and instead sell certain Fully products through other channels of the Global Retail business. As a result of this decision, the Company recorded asset Impairment charges related to Other Long-Lived Assets of $21.5 million in the third quarter of fiscal 2023. Of this amount, $11.6 million of the impairment related to the Fully trade name.
In fiscal 2022, the Company recorded a non-cash impairment charge of $15.5 million related to the discontinued use of a long-lived asset that was a direct result of integration activities associated with the Knoll acquisition.
The table below provides information related to the impairments recognized in fiscal 2024 and fiscal 2023. These charges are included in "Impairment charges" and "Cost of sales" within the Consolidated Statements of Comprehensive Income.

(In millions)	June 1, 2024	June 3, 2023
Property and equipment	$1.0	$3.8
Right of use asset	5.5	6.1
Trade name	—	11.6
Total	$6.5	$21.5

Self-Insurance
The Company is partially self-insured for general liability, workers' compensation and certain employee health and dental benefits under insurance arrangements that provide for third-party coverage of claims exceeding the Company's loss retention levels. The Company's health benefit and auto liability retention levels do not include an aggregate stop loss policy. The Company's retention levels designated within significant insurance arrangements as of June 1, 2024, are as follows:

(In millions)	Retention Level (per occurrence)
General liability	$1.00
Auto liability	$1.00
Workers' compensation	$0.75
Health benefit	$0.70
The Company accrues for its self-insurance arrangements, as well as reserves for health, prescription drugs, and dental benefit exposures based on actuarial estimates, which are recorded in Other liabilities in the Consolidated Balance Sheets. The value of the liability as of June 1, 2024 and June 3, 2023 was $12.0 million and $13.2 million, respectively. The actuarial valuations are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as legal actions, medical costs, payment lag times and changes in actual experience could cause these estimates to change.
Research, Development and Other Related Costs
Research, development, pre-production and start-up costs are expensed as incurred. Research and development ("R&D") costs consist of expenditures incurred during the course of planned research and investigation aimed at discovery of new knowledge useful in developing new products or processes. R&D costs also include the enhancement of existing products or production processes and the implementation of such through design, testing of product alternatives or construction of prototypes. R&D costs included in Design and research expense in the accompanying Consolidated Statements of Comprehensive Income were $62.0 million, $67.6 million and $71.1 million, in fiscal 2024, 2023, and 2022, respectively.
Royalty payments made to designers of the Company's products as the products are sold are variable costs based on product sales. These expenses totaled $30.6 million, $38.1 million and $37.6 million in fiscal years 2024, 2023 and 2022 respectively. They are included in Design and research expense in the accompanying Consolidated Statements of Comprehensive Income.
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
The Company's contracts with customers include master agreements and certain other forms of contracts, which do not reach the level of a performance obligation until a purchase order is received from a customer. At the point in time that a purchase order under a contract is received by the Company, the collective group of documents represent an enforceable contract between the Company and the customer. While certain customer contracts may have a duration of greater than a year, all purchase orders are less than a year in duration. As of June 1, 2024, all unfulfilled performance obligations are expected to be fulfilled in the next twelve months.

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
                                             60

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
The Organisation for Economic Cooperation and Development ("OECD") has issued new regulations in connection with a global minimum tax regime ("Pillar Two") which is part of the OECD’s broader plan to mitigate tax base erosion and profit shifting by large multinational enterprises ("MNE"). The Pillar Two regulations are effective for income tax years commencing after January 1, 2024 and will apply to MNEs with revenues of at least EUR 750 million. Under the provisions, qualifying MNE groups would pay a 15 percent minimum tax in each of the jurisdictions in which they operate. The Pillar Two guidance includes transitional Country-by-Country Reporting safe harbor rules which intends to mitigate the complexity and compliance for MNEs to avoid both completing a full global anti-base erosion model and paying a top-up tax for jurisdictions where they are eligible for one of three safe harbor tests: (1) de minimis; (2) simplified effective tax rate; and (3) routine profits. Based on the safe harbor calculations using both the simplified effective tax rate and de minimis rules, management does not currently expect Pillar Two regulations to have a material impact on the Company’s financial results in fiscal year 2025 and beyond.

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
•Single Performance Obligations - these contracts are transacted with customers and include only the product performance obligation. Most commonly, these contracts represent master agreements with independent third party dealers in which a purchase order represents the customer contract, point of sale transactions through the Global Retail segment, as well as customer purchase orders within the Americas Contract and International Contract & Specialty segments. For contracts that include a single performance obligation, the Company records revenue at the point in time when control has transferred to the customer.
                                             62

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
Revenue disaggregated by contract type has been provided in the table below:

	Year Ended
(In millions)	June 1, 2024	June 3, 2023
Net sales:
Single performance obligation
Product revenue	$3,362.6	$3,816.5
Multiple performance obligations
Product revenue	251.9	254.1
Service revenue	3.6	3.4
Other	10.3	13.1
Total	$3,628.4	$4,087.1
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

Revenue disaggregated by product type and segment has been provided in the table below:

	Year Ended
(In millions)	June 1, 2024	June 3, 2023
Americas Contract:
Workplace	$1,174.6	$1,305.8
Performance Seating	399.9	427.0
Lifestyle	229.3	268.7
Other(1)	20.4	24.6
Total Americas Contract	$1,824.2	$2,026.1

International Contract & Specialty:
Workplace	$147.9	$170.1
Performance Seating	243.8	251.8
Lifestyle	345.1	379.2
Other(1)	195.0	216.2
Total International Contract & Specialty	$931.8	$1,017.3

Global Retail:
Workplace	$13.7	$83.8
Performance Seating	191.3	210.7
Lifestyle	666.0	747.6
Other(1)	1.4	1.6
Total Global Retail	$872.4	$1,043.7

Total	$3,628.4	$4,087.1
(1) "Other" primarily consists of uncategorized product sales and service sales.
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

	Year Ended
(In millions)	June 1, 2024	June 3, 2023	May 28, 2022
Net sales:
United States	$2,570.0	$2,918.0	$2,818.4
International	1,058.4	1,169.1	1,127.6
Total	$3,628.4	$4,087.1	$3,946.0

Long-lived assets:
United States	$480.9	$518.7	$531.2
International	121.0	135.6	144.9
Total	$601.9	$654.3	$676.1

The Company approximates that no single dealer accounted for more than 3% of the Company's net sales in the fiscal year ended June 1, 2024. The Company estimates that the largest single end-user customer accounted for $180.3 million, $174.9 million and $114.4 million of the Company's net sales in fiscal 2024, 2023 and 2022, respectively. This represents approximately 5% of the Company's net sales in fiscal 2024, 4% in 2023, and 3% in 2022. The Company's ten largest customers in the aggregate accounted for approximately 16% of net sales in fiscal 2024, 14% of net sales in fiscal 2023, and 11% of net sales in fiscal 2022.
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
Contract liabilities represent deposits made by customers before the satisfaction of performance obligation and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized. These customer deposits are included within Customer deposits in the Consolidated Balance Sheets. During the twelve months ended June 1, 2024, the Company recognized net sales of $82.2 million related to customer deposits that were included in the balance sheet as of June 3, 2023.
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
4. Inventories

(In millions)	June 1, 2024	June 3, 2023
Finished goods and work in process	$314.3	$357.2
Raw materials	114.3	130.2
Total	$428.6	$487.4
Inventories are primarily valued using the first-in first-out method.
                                             65

5. Investments in Nonconsolidated Affiliates
The Company has an investment in an entity that is accounted for using the equity method (“nonconsolidated affiliate”). The investment is included in Other noncurrent assets in the Consolidated Balance Sheets and the equity earnings are included in Equity (loss) earnings from nonconsolidated affiliate, net of tax in the Consolidated Statements of Comprehensive Income. Refer to the tables below for the investment balance that is included in the Consolidated Balance Sheets and for the equity earnings that are included in the Consolidated Statements of Comprehensive Income.

(In millions)	June 1, 2024	June 3, 2023
Investments in nonconsolidated affiliate	$2.2	$8.5

(In millions)	June 1, 2024	June 3, 2023	May 28, 2022
Equity (loss) earnings from nonconsolidated affiliate, net of tax	$(0.4)	$(0.8)	$—
The Company had an ownership interest in one nonconsolidated affiliate at June 1, 2024. Refer to the Company's ownership percentages shown below:

Ownership Interest	June 1, 2024	June 3, 2023
Kvadrat Maharam Pty Limited	50.0%	50.0%
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
As of the August 31, 2018 acquisition date, the Company's investment value in Maars was $3.1 million more than the Company's proportionate share of the underlying net assets. This amount represented the difference between the price that the Company paid to acquire 48.2% of the outstanding equity and the carrying value of the net assets of Maars. Of this difference, $2.7 million was amortized over the remaining useful lives of the assets, while $0.4 million was considered a permanent difference.
In the fourth quarter of fiscal 2023, the Company determined the fair value was less than the carrying value and concluded the impairment was other-than-temporary and recorded an impairment charge of approximately $1.0 million within Other income and expense in the Consolidated Statements of Comprehensive Income.
On October 30, 2023, the Company sold its 48.2% investment in Global Holdings Netherlands B.V. for total purchase consideration of $5.9 million. As part of this transaction, we received cash proceeds of $3.5 million at closing, a $1.4 million receivable under a vendor loan, and $0.9 million of cash held in an escrow account to secure the representations and warranties made to the purchaser. As a result of the sale, a loss of $0.4 million was recorded in Equity (loss) income from nonconsolidated affiliates, net of tax during the twelve months ended June 1, 2024.
Transactions with Nonconsolidated Affiliates
Sales to and purchases from nonconsolidated affiliates were as follows for the periods presented below:

(In millions)	June 1, 2024	June 3, 2023	May 28, 2022
Sales to nonconsolidated affiliates	$2.1	$2.8	$0.7
Purchases from nonconsolidated affiliates	$—	$—	$0.6

Balances due to or due from nonconsolidated affiliates were as follows for the periods presented below:

(In millions)	June 1, 2024	June 3, 2023
Receivables from nonconsolidated affiliates	$0.3	$0.5
Payables to nonconsolidated affiliates	$—	$—
6. Short-Term Borrowings and Long-Term Debt
Long-term debt consisted of the following obligations:

(In millions)	June 1, 2024	June 3, 2023
Syndicated revolving line of credit, due July 2026	$390.0	$426.7
Term Loan A, 7.1937%, due July 2026	345.0	370.0
Term Loan B, 7.4437% due July 2028	609.4	615.6
Supplier financing program	2.0	2.1
Finance lease liability	1.4	—
Total debt	$1,347.8	$1,414.4
Less: Unamortized discount and issuance costs	(12.6)	(15.9)
Less: Current debt	(43.5)	(33.4)
Long-term debt	$1,291.7	$1,365.1
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
During 2022, the Company repaid $64 million of private placement notes due May 20, 2030, and recognized a loss of approximately $13.4 million on extinguishment of the debt, which represented the premium on early redemption. The Company made principal payments on term loans "A" and "B" during the year ended June 1, 2024 in the amount of $25.0 million and $6.3 million, respectively and during the year ended June 3, 2023 in the amount of $20.0 million and $6.3 million, respectively.
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
Available borrowings under the syndicated revolving line of credit were as follows for the periods indicated:

(In millions)	June 1, 2024	June 3, 2023
Syndicated revolving line of credit borrowing capacity	$725.0	$725.0
Less: Borrowings under the syndicated revolving line of credit	390.0	426.7
Less: Outstanding letters of credit	12.7	14.1
Available borrowings under the syndicated revolving line of credit	$322.3	$284.2

The senior secured revolving credit facility restricts, without prior consent, the Company's borrowings, capital leases, investments, liens, mergers, consolidations, restricted payments, and the sale of certain assets. In addition, for the Revolving line of credit and Term Loan A, the Company has agreed to maintain a financial performance ratio, a maximum first lien secured net leverage ratio covenant which is measured by the ratio of first lien debt (less unrestricted cash) to trailing four quarter adjusted consolidated EBITDA (as defined in the credit agreement) and is required to be less than 4.25:1 for the trailing four quarter periods ending November 21, 2021, and the three immediately succeeding fiscal quarters, then 4.00:1 for the next four fiscal quarters, and 3.75:1 at the end of each fiscal quarter thereafter, except that the Company may elect, under certain conditions, a step-up in the covenant level of 0.50 for the four subsequent trailing four quarter periods. Adjusted EBITDA is generally defined in the credit agreement as EBITDA adjusted by certain items which include non-cash share-based compensation, non-recurring restructuring costs and extraordinary items. At June 1, 2024 the Company was in compliance with these restrictions and performance ratios.
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
Annual maturities of debt for the five fiscal years subsequent to June 1, 2024 are as shown in the table below.

(In millions)
2025	$43.6
2026	46.8
2027	666.4
2028	6.4
2029	584.6
Thereafter	—
Total	$1,347.8
Supplier Financing Program
The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations from the Company. Under this program, participating suppliers may finance payment obligations of the Company, prior to their scheduled due dates, at a discounted price to the third-party financial institution.
The Company has lengthened the payment terms for certain suppliers that have chosen to participate in the program. As a result, certain amounts due to suppliers have payment terms that are longer than standard industry practice and as such, these amounts have been excluded from "Accounts payable" in the Consolidated Balance Sheets as the amounts have been accounted for by the Company as a current debt, within "Short-term borrowings and current portion of long-term debt". As of June 1, 2024, the liability related to the supplier financing program was $2.0 million.
7. Leases
The Company has leases for retail stores, showrooms, manufacturing facilities, warehouses and vehicles, which expire at various dates through 2042. Certain lease agreements include contingent rental payments based on per unit usage over a contractual amount and others include rental payments adjusted periodically for inflationary indexes.
The Company's lease costs recognized in the Consolidated Statement of Income consist of the following:

	Year Ended	Year Ended
(In millions)	June 1, 2024	June 3, 2023
Operating lease costs	$94.1	$99.3
Short-term lease costs	7.1	11.2
Variable lease costs	15.9	12.0
Total	$117.1	$122.5
                                             68

In the fourth quarter of fiscal 2024 the decision was made to cease the use of certain leased locations resulting in impairment charges of $5.5 million recognized for the right of use assets associated with these locations. These charges are included within Restructuring expense in the Consolidated Statements of Comprehensive Income.
During fiscal 2023, the Company determined it was more likely than not that the fair value of certain right of use assets within the Global Retail reporting unit, specifically Fully, were below their carrying value and assessed these assets for impairment. As a result of this assessment, the Company recorded an impairment of the associated right of use assets of $6.1 million in the Consolidated Statements of Comprehensive income.
The Company has financing lease agreements that expire from fiscal 2025 to fiscal 2030. The leases have initial lease terms that range from 3 to 6 years with some containing renewal options.
The undiscounted annual future minimum lease payments related to the Company's right-of-use assets are summarized by fiscal year in the following table:

(In millions)
2025	$83.9
2026	88.8
2027	75.4
2028	67.5
2029	59.3
Thereafter	172.7
Total lease payments*	$547.6
Less interest	120.0
Present value of lease liabilities	$427.6
*Lease payments exclude $15.4 million of legally binding minimum lease payments for leases signed but not yet commenced.
Supplemental cash flow and other lease information as of and for periods indicated, includes (dollars in millions):

	Year Ended	Year Ended
	June 1, 2024	June 3, 2023
Weighted-average remaining lease term (in years)
Operating leases	6.6	6.9
Weighted-average discount rate
Operating leases	2.7%	2.4%

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow from operating leases	$98.8	$100.0
ROU assets obtained in exchange for new operating lease liabilities
Operating leases	$48.3	$63.0
8. Employee Benefit Plans
Pension Plan
One of the Company's wholly owned foreign subsidiaries has a defined-benefit pension plan based upon an average final pay benefit calculation. The measurement date for this plan is the last day of the fiscal year and the plan is frozen to new participants.
The Knoll subsidiary has one domestic defined-benefit pension plan covering eligible U.S. nonunion employees. The measurement date for this plan is the last day of the fiscal year and the plan is frozen to new participants. During the fourth quarter of the year ended June 1, 2024, the Company began the process of terminating the defined-benefit pension plan held by the Knoll subsidiary. The plan participants have been notified of the Company's intention to terminate the plan and settle plan liabilities through either lump sum distributions to plan participants or annuity contracts that cover vested benefits. The plan liabilities as of June 1, 2024 were calculated using assumptions used to value the expected cost of the plan termination. The Company currently expects to complete the settlement of plan liabilities in fiscal 2025.

Benefit Obligations and Funded Status
The following table presents, for the fiscal years noted, a summary of the changes in the projected benefit obligation, plan assets and funded status of the Company's pension plans:

	Pension Benefits
(In millions)	2024		2023
	Domestic	International	Domestic	International
Change in benefit obligation:
Benefit obligation at beginning of year	$123.8	$76.0	$152.6	$104.5
Interest cost	6.1	4.1	6.1	3.1
Expected Administrative Expenses	—	—	0.6	—
Loss related to settlement	—	—	4.7	—
Foreign exchange impact	—	1.8	—	(2.5)
Actuarial loss (gain) (1)	4.4	2.6	(18.2)	(26.2)
Administrative expenses paid	—	—	(0.7)	—
Benefits paid	(8.4)	(3.3)	(7.2)	(2.9)
Benefits paid related to settlement	—	—	(14.1)	—
Benefit obligation at end of year	$125.9	$81.2	$123.8	$76.0

Change in plan assets:
Fair value of plan assets at beginning of year	$126.3	$84.4	$144.0	$93.5
Actual return on plan assets	5.7	4.5	(2.9)	(9.1)
Foreign exchange impact	—	2.0	—	(1.6)
Employer contributions	0.1	1.7	7.2	4.5
Actual expenses paid	(0.6)	—	(0.7)	—
Benefits paid	(8.4)	(3.3)	(21.3)	(2.9)
Fair value of plan assets at end of year	$123.1	$89.3	$126.3	$84.4

Funded status:
Over (under) funded status at end of year	$(2.8)	$8.1	$2.5	$8.4

Components of the amounts recognized in the Consolidated Balance Sheets:
Current assets	$—	$—	$—	$—
Non-current assets	$—	$8.1	$2.5	$8.4
Current liabilities	$—	$—	$—	$—
Non-current liabilities	$2.8	$—	$—	$—

Components of the amounts recognized in Accumulated other comprehensive loss before the effect of income taxes:
Prior service cost	$—	$0.4	$—	$0.4
Unrecognized net actuarial loss (gain)	3.5	29.2	(4.4)	25.7
Accumulated other comprehensive loss (gain)	$3.5	$29.6	$(4.4)	$26.1
(1) In fiscal 2024 and 2023, the net actuarial loss (gain) includes amounts resulting from changes in actuarial assumptions utilized to calculate our benefit plan obligations such as the weighted-average discount rate.
The accumulated benefit obligation for the Company's pension plans totaled $203.8 million and $196.5 million as of the end of fiscal 2024 and fiscal 2023, respectively.
The following table is a summary of the annual cost of the Company's pension plans:
                                             70

Components of Net Periodic Benefit Costs and Other Changes Recognized in Other Comprehensive Income (Loss):
(In millions)	2024		2023		2022
	Domestic	International	Domestic	International	Domestic	International
Interest cost	$6.1	$4.1	$6.1	$3.1	$3.9	$2.4
Expected return on plan assets	(9.1)	(5.0)	(8.3)	(4.7)	(7.3)	(5.1)
Expected administrative expenses	0.7	—	0.6	—	0.5	—
Settlement related expenses	—	—	(0.6)	—	(0.1)	—
Amortization of prior service cost	—	0.1	—	0.1	—	0.1
Amortization of net (gain) loss	(0.1)	—	(0.1)	2.2	—	4.5
Net periodic benefit (income) cost	$(2.4)	$(0.8)	$(2.3)	$0.7	$(3.0)	$1.9

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
(In millions)	2024		2023
	Domestic	International	Domestic	International
Net actuarial loss (gain)	$7.8	$3.1	$(2.2)	$(12.4)
Net amortization	0.1	(0.1)	0.1	(2.3)
Settlement charge	—	—	0.6	—
Effect of exchange rates	—	0.7	—	(1.1)
Total recognized in other comprehensive loss	$7.9	$3.7	$(1.5)	$(15.8)
Actuarial Assumptions
The weighted-average actuarial assumptions used to determine the benefit obligation amounts and the net periodic benefit cost for the Company's pension plans are as follows:

Weighted-average assumptions used in the determination of net periodic benefit cost:
(Percentages)	2024		2023		2022
	Domestic	International	Domestic	International	Domestic	International
Discount rate(1)	5.17	5.34	varies	3.33	varies	1.99
Compensation increase rate	N/A	3.00	N/A	4.45	N/A	3.20
Expected return on plan assets	6.80	4.80	6.80	4.80	5.10	4.80
(1) Due to settlement activity during FYE 2023 in the domestic plan, there were two remeasurements as of 3/4/2023 and 6/3/2023. The discount rate for beginning of period in fiscal 2023 is 4.40% and 5.18%, respectively. Due to settlement activity during fiscal year 2022, there were four remeasurements as of 8/28/2021, 11/27/2021, 2/26/2022, and 5/28/2022. The discount rate for beginning of period in fiscal 2022 is 2.90%, 2.89%, 3.00%, and 3.52% respectively.

Weighted-average assumptions used in the determination of the projected benefit obligations:
Discount rate	5.10	5.18	5.17	5.34	4.40	3.33
Compensation increase rate	N/A	3.15	N/A	3.00	N/A	4.45
For the international plan, the Company uses a full yield curve approach to estimate the benefit obligation discount rate and the interest component of net periodic benefit cost for pension benefits. This method applies the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The same process was used for the domestic plan until year end of fiscal 2024. In fiscal 2024 for the domestic plan, the discount rate was derived from a combination of the rates from annuity providers for the annuity purchase portion of the benefit obligation and November 2023 IRS lump sum segment rates for the lump sum portion of the benefit obligation.

Plan Assets and Investment Strategies
The assets of the Company's employee benefit plans consist mainly of listed fixed income obligations and common/collective trusts. The Company's primary objective for invested pension plan assets is to provide for sufficient long-term growth and liquidity to satisfy all of its benefit obligations over time. Accordingly, the Company has developed an investment strategy that it believes maximizes the probability of meeting this overall objective. This strategy includes the development of a target investment allocation by asset category in order to provide guidelines for making investment decisions. This target allocation emphasizes the long-term characteristics of individual asset classes as well as the diversification among multiple asset classes. In developing its strategy, the Company considered the need to balance the varying risks associated with each asset class with the long-term nature of its benefit obligations. With the exception of the Knoll domestic plan, the Company's strategy moving forward will be to increase the level of fixed income investments as the funding status improves, thereby more closely matching the return on assets with the liabilities of the plans. Due to the planned termination of the Knoll domestic pension plan effective May 28, 2024, the related investments for that plan were reallocated to fixed income securities due to the near-term nature of the benefit obligation.
The Company utilizes independent investment managers to assist with investment decisions within the overall guidelines of the investment strategy. The target asset allocation at the end of fiscal 2024 and asset categories for the Company's pension plans for fiscal 2024 and 2023 are as follows:
                                             72

	Targeted Asset Allocation Percentage
Asset Category	2024		2023
	Domestic	International	Domestic	International
Fixed income	61%	76%	70%	33%
Cash	39%	1%	—%	—%
Common collective trusts	—%	23%	30%	67%
Total	100%	100%	100%	100%

	Percentage of Plan Assets at Year End
	2024		2023
	Domestic	International	Domestic	International
Fixed income	61%	69%	70%	38%
Cash	39%	9%	—%	—%
Common collective trusts	—%	22%	30%	62%
Total	100%	100%	100%	100%

		Domestic
(In millions)		June 1, 2024
Asset Category		Level 1	Level 2	Total
Cash and cash equivalents		$47.5	$—	$47.5
U.S. government securities		—	10.0	10.0
Corporate bonds		—	65.6	65.6
Common collective trusts-balanced		—	—	—
Total		$47.5	$75.6	$123.1

		International
(In millions)		June 1, 2024
Asset Category		Level 1	Level 2	Total
Cash and cash equivalents		$8.3	$—	$8.3
Foreign government obligations		—	61.4	61.4
Common collective trusts-balanced		—	19.6	19.6
Total		$8.3	$81.0	$89.3

		June 3, 2023
(In millions)		Domestic
Asset Category		Level 1	Level 2	Total
Cash and cash equivalents		$2.1	$—	$2.1
U.S. government securities		—	17.5	17.5
Foreign government obligations		—	68.8	68.8
Common collective trusts-balanced		—	37.9	37.9
Total		$2.1	$124.2	$126.3

		June 3, 2023
(In millions)		International
Asset Category		Level 1	Level 2	Total
Cash and cash equivalents		$5.6	$—	$5.6
Foreign government obligations		—	26.1	26.1
Common collective trusts-balanced		—	52.7	52.7
Total		$5.6	$78.8	$84.4
Cash Flows
The Company reviews pension funding requirements to determine the contribution to be made in the next year. Actual contributions will be dependent upon investment returns, changes in pension obligations and other economic and regulatory factors. During fiscal 2024 and fiscal 2023, the Company made total cash contributions of $1.8 million and $11.7 million, respectively, to its pension plans.
                                             73

The Company expects to contribute approximately $5.7 million to its pension plans in fiscal 2025. The following represents a summary of the benefits expected to be paid by the plans in future fiscal years including the projected disbursement required for the termination of the domestic plan. These expected benefits were estimated based on the same actuarial valuation assumptions used to determine benefit obligations at June 1, 2024.

(In millions)	Pension Benefits
	Domestic	International
2025	$129.2	$3.3
2026	$—	$3.1
2027	$—	$5.2
2028	$—	$4.0
2029	$—	$4.6
2030 - 2034	$—	$26.2
401(k) Plan
Substantially all of the Company’s domestic employees are eligible to participate in a defined contribution retirement plan, primarily the MillerKnoll Retirement Plan. Employees under the plan are eligible to begin participating on their date of hire. The Company contributes to the plans as matching contributions a certain percentage of the participant’s salary deferral, subject to certain limitations defined in the plan documents. The Company’s other defined contribution retirement plans may provide for matching contributions, non-elective contributions and discretionary contributions as declared by management.
The expense recorded for the Company's 401(k) matching and other discretionary contributions was $22.0 million, $32.4 million and $36.3 million in fiscal years 2024, 2023 and 2022, respectively.
9. Common Stock and Per Share Information
The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three fiscal years:

(In millions, except shares)	2024	2023	2022
Numerator:
Numerator for both basic and diluted EPS, Net (loss) earnings attributable to MillerKnoll, Inc.	$82.3	$42.1	$(27.1)
Denominator:
Denominator for basic EPS, weighted-average common shares outstanding	73,291,939	75,478,000	73,160,212
Potentially dilutive shares resulting from stock plans	662,817	546,368	—
Denominator for diluted EPS	73,954,756	76,024,368	73,160,212
Equity awards of 2,198,708 shares, 2,119,223 shares and 1,245,988 shares of common stock were excluded from the denominator for the computation of diluted earnings per share for the fiscal years ended June 1, 2024, June 3, 2023 and May 28, 2022, respectively, because they were anti-dilutive.
Common Stock
On January 16, 2019, the Company announced a share repurchase plan authorized by the Board of Directors providing for a share repurchase authorization of $250.0 million with no specified expiration date. On July 16, 2024, the Company announced that the Board of Directors approved an increase to this repurchase plan to authorize an additional $200 million to fund share repurchases, in addition to the $66.3 million remaining as of June 1, 2024. During fiscal year 2024, 2023, and 2022, shares repurchased under the repurchase plan totaled 6,022,646, 575,207, and 390,010 shares respectively.

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
                                             74

Since the inception of the employee stock purchase plan, 5,500,000 shares of common stock have been authorized for issuance and 1,607,130 shares remain available for future purchases as of June 1, 2024. At June 1, 2024, there were 16,464,945 shares authorized for issuance under active long-term incentive compensation plans: 7,182,670 and 8,300,000 shares authorized under the MillerKnoll, Inc. 2020 Long Term Incentive Plan and the MillerKnoll, Inc. 2023 Long-Term Incentive Plan (jointly referred to as the "LTIP"), respectively, and 982,275 shares authorized under the Knoll, Inc. 2021 Stock Incentive Plan, (the "SIP"), as amended. There were 8,141,266 shares available for issuance under the LTIP and 168,682 under the SIP as of June 1, 2024.

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
The Company classifies pre-tax stock-based compensation expense primarily within Operating expenses in the Consolidated Statements of Comprehensive Income. Excluding fully vested and non-forfeitable deferred stock units described under "Director Fees and Director Deferred Compensation Plan" below, pre-tax compensation expense and the related income tax benefit for all types of stock-based programs were as follows for the periods indicated:

(In millions)	June 1, 2024	June 3, 2023	May 28, 2022
Employee stock purchase program	$0.5	$0.5	$0.5
Stock options	7.7	5.7	3.6
Restricted stock units	8.7	9.4	15.3
Performance share units	3.4	3.5	2.8
Restricted stock awards	0.3	1.1	9.2
Total	$20.6	$20.2	$31.4
Tax benefit	$5.0	$4.9	$7.7
As of June 1, 2024, total pre-tax stock-based compensation cost not yet recognized related to non-vested awards was approximately $14.8 million. The weighted-average period over which this amount is expected to be recognized is 1.2 years.
General terms, activity, and valuation methodology for each of the Company's stock-based compensation plans are as follows:
Employee Stock Purchase Program
The Company has an employee stock purchase plan (“ESPP”) which allows for eligible employees to participate in the purchase of shares of the Company’s common stock at a price equal to 85% of the closing price on the date of purchase, which coincides with the last trading day of each fiscal quarter. The ESPP is considered a liability award with estimated expense recognized over the three-month offering period which is subsequently adjusted to actual expense based on the fair value as of the date of purchase. Shares of common stock purchased under the ESPP were 139,211, 185,551, and 87,562 during the fiscal years ended 2024, 2023 and 2022 respectively.

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
                                             75

In fiscal 2024, there were two stock option valuation dates. In fiscal 2023, there was one stock option valuation date, but two valuations. In fiscal 2022, there were two stock option valuation dates. Therefore, the table below has been presented with the assumptions relevant to each valuation date. The Company generally estimated the fair value of stock options on the date of grant using the Black-Scholes model; however, in fiscal 2023 the Hull-White I lattice model was used where historical expected term data for the option conditions was not prevalent. In determining these values, the following weighted-average assumptions were used for the options granted during the fiscal years indicated:

	2024	2023		2022
Valuation Method	Black-Scholes	Hull-White I(1)	Black-Scholes	Black-Scholes
Risk-free interest rates (2)	3.76% to 3.94%	2.91%	3.01%	0.47%
Hull-White I barrier(3)	N/A	1.36	N/A	N/A
Expected term of options (4)	4.9 years	N/A	3.4 years	3.3 years
Expected volatility (5)	49.33% to 50.26%	37.09%	51.58%	49.03%
Dividend yield (6)	2.9% to 4.79%	2.52%	2.50%	1.64%
Weighted-average grant-date fair value of stock options:
Granted with exercise prices equal to the fair market value of the stock on the date of grant	$9.61	N/A	$9.43	$13.87-$14.36
Granted with exercise prices greater than the fair market value of the stock on the date of grant	$4.94	$5.74	N/A	N/A
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
(5) The blended volatility approach was used. 90% term-matched historical volatility from daily stock prices and 10% weighted average implied volatility from the 30 days preceding the grand date for fiscal 2024 and the 90 days preceding the grant date for fiscal 2023 and 2022.
(6) Represents the quarterly dividend divided by the three-month average stock price as of July 14, 2023 and January 12, 2024, July 7 and 12, 2022, and July 9, 2021, for 2024, 2023, and 2022, respectively.

The following is a summary of stock option activity during fiscal 2024:

	Shares Under Option	Weighted-Average Exercise Prices	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Term (Years)
Outstanding at June 3, 2023	2,204,200	$28.33	$—	7.3
Granted	2,517,980	20.02
Exercised	(74,096)	22.98
Forfeited or expired	(238,692)	21.24
Outstanding at June 1, 2024	4,409,392	24.06	23.0	7.8
Exercisable at end of period	1,697,879	$27.03	$5.6	5.9
The weighted-average remaining recognition period of the outstanding stock options at June 1, 2024 was 1.24 years. The total pre-tax intrinsic value of options exercised during fiscal 2024, 2023 and 2022 was $0.4 million, $0.4 million and $1.8 million, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company's closing stock price as of the end of the period presented, the options were not in-the-money as of that date. Total cash received during fiscal 2024 from the exercise of stock options was approximately $1.7 million.

                                             76

Restricted Stock Units
The Company grants time-based restricted stock units to certain key employees under its LTIP. As of the end of fiscal 2024, awards outstanding generally cliff-vest or vest ratably over a three-year service period. Prorated vesting occurs under certain circumstances and full or partial accelerated vesting occurs upon retirement. Awards granted in fiscal 2024 had a graded vesting schedule of 25%, 25%, and 50% after the first, second, and third year, respectively. Each restricted stock unit represents one equivalent share of the Company's common stock to be issued, free of restrictions, after the vesting period. Compensation expense is based on the grant-date fair value and recognized on a straight-line basis over the requisite service period. Dividend reinvestment units are credited on the dividend payable date and vest with the underlying shares. The units do not entitle participants to the rights of holders of common stock, such as voting rights, until shares are issued after vesting.
In conjunction with the acquisition of Knoll, Inc. on July 19, 2021, outstanding restricted stock unit awards previously granted under a Knoll stock compensation plan were automatically converted into MillerKnoll awards at the identified equity award exchange ratio, with each converted unit representing one equivalent share of the Company's common stock to be issued, free of restrictions, after the vesting period. The awards generally cliff-vest after a three-year service period from the original date of grant. The converted units do not entitle participants to the rights of holders of common stock, such as voting rights, until shares are issued after vesting. Restricted stock units awarded under a Knoll stock compensation plan are entitled to dividend rights, and dividend equivalents are accrued on the dividend record date. Upon vesting of the underlying shares, accrued dividend equivalents are paid in cash. As of the end of fiscal 2024, the restricted stock unit awards previously granted under the Knoll stock compensation plan and converted into MillerKnoll awards were fully vested and released.
The following is a summary of restricted stock unit activity during fiscal 2024:

	Share Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Term (Years)
Outstanding at June 3, 2023	684,341	$31.83	$9.9	1.0
Granted	719,780	17.30
Forfeited	(145,580)	23.53
Released	(327,894)	31.75
Outstanding at June 1, 2024	930,647	$21.92	$25.9	1.2
The weighted-average remaining recognition period of the outstanding restricted stock units at June 1, 2024, was 1.3 years. The total market value of the units that vested during the twelve months ended June 1, 2024, was $7.0 million. In addition, $65.0 thousand in accrued cash dividends were paid upon vesting of the underlying shares of converted Knoll awards. The weighted-average grant-date fair value of restricted stock units granted during 2024, 2023, and 2022 was $17.30, $27.76, and $44.25, respectively. The intrinsic value presented above includes $7.8 thousand in accrued cash dividends on the underlying shares of outstanding converted Knoll restricted stock unit awards.
Performance Stock Units
The Company grants performance-based restricted stock units, commonly referred to as performance stock units, to certain key employees under its LTIP that vest subject to the satisfaction of pre-established financial and non-financial metrics. Each performance stock unit represents one equivalent share of the Company's common stock. The number of shares of Company common stock ultimately issued in connection with these performance stock units will be determined based on attainment of the pre-established metrics over a defined three-year service period. For members of the executive leadership team, this calculation is adjusted by a relative total shareholder return modifier on their performance-based equity awards granted in fiscal year 2022 and 2023. For fiscal 2024, this calculation is adjusted by a relative total shareholder return modifier on all performance-based awards granted. Compensation expense is recognized over the requisite service period on a straight-line basis and based on the grant-date fair value. For certain awards incorporating a market condition, grant-date fair value is determined using a Monte Carlo simulation. For each tranche, fair value is determined on the date performance metrics are approved. Performance stock units awarded under the LTIP do not have dividend rights.

                                             77

In conjunction with the acquisition of Knoll, Inc. on July 19, 2021, outstanding performance stock unit awards previously granted under a Knoll stock compensation plan were automatically converted into MillerKnoll awards with each converted unit representing one equivalent share of the Company's common stock. The number of common shares ultimately issued in connection with these performance stock units will be determined based on the attainment of a pre-established financial metric over a five-year service period ending December 31, 2023. The converted units do not entitle participants to the rights of holders of common stock, such as voting rights, until shares are issued after vesting. Performance stock units awarded under Knoll stock compensation plans are entitled to dividend rights, and dividend equivalents are accrued on the dividend record date. Upon vesting of the underlying shares, accrued dividend equivalents are paid in cash. As of the end of fiscal 2024, the performance stock unit awards previously granted under the Knoll stock compensation plan and converted into MillerKnoll awards were fully vested and released.

The following is a summary of performance stock unit activity during fiscal 2024:

	Share Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Term (Years)
Outstanding at June 3, 2023	350,971	$34.41	$5.2	1.2
Granted	253,623	18.39
Forfeited	(41,198)	29.45
Released	(121,043)	40.56
Outstanding at June 1, 2024	442,353	$23.91	$12.2	1.0
The weighted-average remaining recognition period of the outstanding performance stock units at June 1, 2024, was 0.47 years. The total market value for shares vested in a prior fiscal year but deferred that were released during the twelve months ended June 1, 2024, was $21.0 thousand; the fair value for shares vested during the twelve months ended June 1, 2024, was $2.7 million. In addition, $178.9 thousand in accrued cash dividends were paid upon vesting the underlying shares of converted Knoll awards. The weighted-average grant-date fair value of performance stock units granted during fiscal 2024, 2023, and 2022 was $18.39, $27.30, and $43.06, respectively.

Restricted Stock Awards
In conjunction with the acquisition of Knoll, Inc. on July 19, 2021, outstanding restricted stock awards previously granted under a Knoll stock compensation plan were automatically converted into MillerKnoll awards at the identified equity award exchange ratio with each converted unit then representing one equivalent share of the Company's common stock to be issued, free of restrictions, after the vesting period. The awards generally cliff-vest after a three-year service period from the original date of grant. The restricted stock awards do not entitle the employee to rights of holders of common stock, such as voting rights, until restrictions are released after vesting. The Company recognizes the related compensation expense on a straight-line basis over the requisite service period. Restricted stock awards granted under Knoll's stock compensation plans are entitled to dividend rights, and dividend equivalents are accrued on the dividend record date. Upon vesting of the underlying shares, accrued dividend equivalents are paid in cash. As of the end of fiscal 2024, the restricted stock awards previously granted under the Knoll stock compensation plan and converted into MillerKnoll awards were fully vested and released.

The following is a summary of restricted stock activity during fiscal 2024:

	Share Units	Weighted-Average Grant-Date Fair Value
Outstanding at June 3, 2023	34,743	$44.36
Granted	—	—
Forfeited	(983)	44.33
Released	(33,760)	44.36
Outstanding at June 1, 2024	—	$—
The total market value for shares that vested during the twelve months ended June 1, 2024, was $1.1 million. In addition, $73.0 thousand in accrued cash dividends were paid upon vesting the underlying shares of converted Knoll awards. There were no restricted stock awards granted in fiscal 2024, 2023, or 2022.

                                             78

Executive Deferred Compensation Plan
The MillerKnoll, Inc. Executive Equalization Retirement Plan, as amended (the "Executive Equalization Plan"), is a supplemental deferred compensation plan that was made available for salary deferrals and Company contributions beginning in January 2008. The plan is available to a select group of management or highly compensated employees who are selected for participation by the Compensation Committee of the Board of Directors. The plan allows participants to defer up to 50% of their base salary and up to 100% of their incentive cash bonus. Company contributions to the plan “mirror” the amounts the Company would have contributed to the various qualified retirement plans had the employee's compensation not been above the IRS statutory ceiling ($345,000 in 2024). The Company does not guarantee a rate of return for amounts deferred pursuant to this plan. Instead, participants make investment elections for their deferrals and Company contributions which are subject to market conditions. Investment options are closely aligned to those available under the MillerKnoll Retirement Plan, except for the Company stock fund.
In the Executive Equalization Plan, investment options are the same as those available under the MillerKnoll Retirement Plan, except the Company stock fund is excluded from the Executive Equalization Plan. At the time(s) specified by the participant for receipt of this deferred compensation, these deferred amounts will be paid to the participant in cash.

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
Director Fees and Director Deferred Compensation Plan
The Company's non-employee directors may elect to receive their director fees in one or more of the following forms: cash, deferred cash, unrestricted Company shares at the market value at the date of grant, stock options, or shares of common stock to be received on a deferred basis, as described below. Stock options granted as director compensation are fully vested upon grant, expire in 10 years, and have an exercise price equal to the fair market value of the Company's common stock on the date of grant. Beginning in January 2022, not less than 50% of annual director fees must be paid in the form of Company equity.
The Amended and Restated MillerKnoll, Inc, Director Deferred Compensation Plan (the "Director Plan") allows non-employee directors of the Company to defer all or a portion of their annual director fees in either a deferred cash account or, beginning in January 2022, a deferred stock account.
In the deferred cash account, investment options are the same as those available under the MillerKnoll Retirement Plan, except for the Company stock fund is excluded from the deferred cash account. At the time(s) specified by the director for receipt of this deferred compensation, these deferred amounts will be paid to the director in cash.
In the deferred stock account, deferred stock units (“DSUs”) are credited to the director with each unit representing one equivalent share of the Company's common stock to be issued after the deferral period. The deferred stock units are valued at the market price of the Company's common stock on the date of grant, and the value of the units credited are expensed on the date of grant. Each time a dividend is paid on the Company's common stock, the director is credited with dividend equivalent units. At the time(s) specified by the director for receipt of this deferred compensation, these deferred amounts will be paid to the director in shares of the Company's common stock. The units do not entitle the directors to the rights of holders of common stock, such as voting rights, until shares are issued.

During fiscal year 2024, 16,490 DSUs were credited and 9,027 DSUs were released to directors pursuant to the Director Plan. The total fair value of deferred stock units issued during fiscal year 2024 was $0.4 million. At June 1, 2024, there were 50,682 deferred stock units outstanding, all of which are vested, with an aggregate intrinsic value of $1.4 million. The weighted-average grant date fair value of deferred stock units granted during 2024, 2023, and 2022 was $25.47, $22.73 and $37.34 per share, respectively.
                                             79

All amounts deferred by directors pursuant to the Director Plan are fully vested and nonforfeitable.
The following amounts and types of Company equity were issued to non-employee directors during the fiscal years indicated:

	2024	2023	2022
Shares of common stock	31,379	27,785	23,255
Deferred stock units pursuant to the Director Plan	16,490	25,230	15,664
Stock options	8,377	—	—
11. Income Taxes
The components of (loss) earnings before income taxes are as follows:

(In millions)	2024	2023	2022
Domestic	$(24.8)	$(90.3)	$(142.4)
Foreign	124.5	141.7	133.8
Total	$99.7	$51.4	$(8.6)
The provision (benefit) for income taxes consists of the following:

(In millions)		2024	2023	2022
Current:	Domestic - Federal	$10.8	$4.2	$(3.8)
	Domestic - State	7.4	2.2	0.2
	Foreign	34.6	42.3	38.1
		52.8	48.7	34.5
Deferred:	Domestic - Federal	(22.2)	(32.5)	(12.2)
	Domestic - State	(6.5)	(4.4)	(5.0)
	Foreign	(9.4)	(7.3)	(6.2)
		(38.1)	(44.2)	(23.4)
Total income tax provision		$14.7	$4.5	$11.1
The following table represents a reconciliation of income taxes at the United States statutory rate of 21% with the effective tax rate as follows:

(In millions)	2024	2023	2022
Income taxes computed at the United States Statutory rate	$20.9	$10.8	$(1.8)
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal income tax benefit	0.4	(1.0)	(4.0)
Non-deductible officers' compensation	1.1	0.9	5.3
Foreign-derived intangible income	(2.4)	(1.7)	—
Foreign-based company income	3.8	5.1	3.1
Global intangible low-taxed income	8.1	9.4	15.2
Foreign statutory rate differences	3.1	2.3	4.1
Research and development incentives	(7.1)	(4.0)	(4.8)
Federal return to provision adjustments	(1.8)	(4.1)	(0.6)
Foreign return to provision adjustments	(2.5)	1.1	(0.9)
Foreign tax credit	(12.1)	(15.6)	(8.8)
Foreign withholding taxes and other miscellaneous foreign taxes	1.1	1.2	2.4
Change in valuation allowance against deferred tax assets	2.5	1.3	0.4
Other, net	(0.4)	(1.2)	1.5
Income tax expense	$14.7	$4.5	$11.1
Effective tax rate	14.8%	8.8%	(130.1)%
                                             80

The tax effects and types of temporary differences that give rise to significant components of the deferred tax assets and liabilities at June 1, 2024 and June 3, 2023, are as follows:

(In millions)	2024	2023
Deferred tax assets:
Compensation-related accruals	$16.5	$15.2
Capitalized research and experimental costs	32.4	17.6
Accrued pension and post-retirement benefit obligations	1.3	0.4
Deferred revenue	6.1	5.6
Inventory related	13.4	16.1
Other reserves and accruals	9.4	10.9
Warranty	16.8	18.0
State and local tax net operating loss carryforwards and credits	5.7	4.7
Federal net operating loss carryforward	3.0	5.2
Federal and state nondeductible interest expense carryforward	18.7	7.9
Foreign tax net operating loss carryforwards and credits	18.0	14.2
Lease liability	96.6	109.6
Other	6.4	5.8
Subtotal	244.3	231.2
Valuation allowance	(15.4)	(12.7)
Total	$228.9	$218.5

Deferred tax liabilities:
Book basis in property in excess of tax basis	$55.1	$64.0
Intangible assets	189.7	196.3
Interest rate swap	15.2	14.1
Right of use lease assets	85.3	99.1
Withholding taxes on planned repatriation of foreign earnings	3.7	5.8
Other	4.4	2.3
Total	$353.4	$381.6
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
At June 1, 2024, the Company had state and local tax NOL carry-forwards of $83.6 million, the state tax benefit of which is $5.0 million, which have expiration periods from 1 year to an unlimited term. The Company also had state credits with a state tax benefit of $0.7 million, which expire in 2 to 5 years. For financial statement purposes, the NOL carry-forwards and state tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $1.3 million.
At June 1, 2024, the Company had federal NOL carry-forwards of $14.3 million, the tax benefit of which is $3.0 million, which have expiration periods from 5 years to an unlimited term. For financial statement purposes, the NOL carry-forwards have been recognized as deferred tax assets.
At June 1, 2024, the Company had federal deferred assets of $1.3 million, the tax benefit of which is $0.3 million, which is related to an investment in a foreign joint venture. For financial statement purposes, the assets have been recognized as deferred tax assets, subject to a valuation allowance of $0.3 million.
At June 1, 2024, the Company had foreign net operating loss carry-forwards of $62.4 million, the tax benefit of which is $16.1 million, which have expiration periods from 4 years to an unlimited term. The Company also had foreign tax credits with a tax benefit of $1.9 million which have expiration periods from 6 to 12 years. For financial statement purposes, the NOL carry-forwards and foreign tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $13.0 million.
At June 1, 2024, the Company had foreign deferred assets of $3.1 million, the tax benefit of which is $0.8 million, which is related to various deferred taxes in Canada, Belgium and Ireland as well as buildings in the United Kingdom. For financial statement purposes, the assets have been recognized as deferred tax assets, subject to a valuation allowance of $0.8 million.
                                             81

The Company intends to repatriate $114.9 million in cash held in certain foreign jurisdictions and as such has recorded a deferred tax liability related to foreign withholding taxes on these future dividends received in the U.S. from foreign subsidiaries of $3.7 million. A significant portion of this cash was previously taxed under the U.S. Tax Cut and Jobs Act either as one-time U.S. tax liability on undistributed foreign earnings or GILTI. The Company intends to remain indefinitely reinvested in the remaining undistributed earnings outside the U.S, which was $347.5 million on June 1, 2024. Determination of the total amount of unrecognized deferred income tax on the remaining undistributed earnings of foreign subsidiaries is not practicable.
The components of the Company's unrecognized tax benefits are as follows:

(In millions)
Balance at May 28, 2022	$2.3
Increases related to prior year income tax positions	0.1
Decreases related to lapse of applicable statute of limitations	(0.6)
Decreases related to settlements	(0.2)
Balance at June 3, 2023	$1.6
Increases related to current year income tax positions	0.2
Decreases related to lapse of applicable statute of limitations	(0.3)
Balance at June 1, 2024	$1.5
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
The Company recognizes interest and penalties related to unrecognized tax benefits through Income tax expense in its Consolidated Statements of Comprehensive Income. Interest and penalties and the related liability, which are excluded from the table above, were as follows for the periods indicated:

(In millions)	June 1, 2024	June 3, 2023	May 28, 2022
Interest and penalty (income) expense	$0.1	$(0.2)	$—
Liability for interest and penalties	$0.8	$0.7	$0.9
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
The Company has partially closed the audits of fiscal year 2022 and fiscal year 2023 with the Internal Revenue Service under the Compliance Assurance Process (CAP). Knoll’s federal consolidated returns related to calendar years 2019, 2020, and short period 2021 have also been selected for examination by the Internal Revenue Service. For the majority of the remaining tax jurisdictions, the Company is no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2019.
                                             82

12. Fair Value
The Company's financial instruments consist of cash equivalents, marketable securities, accounts and notes receivable, deferred compensation plan, accounts payable, debt, interest rate swaps, and foreign currency exchange contracts. The Company's financial instruments, other than long-term debt, are recorded at fair value.
The carrying value and fair value of the Company's long-term debt, including current maturities, is as follows for the periods indicated:

(In millions)	June 1, 2024	June 3, 2023
Carrying value	$1,347.8	$1,414.4
Fair value	$1,411.6	$1,378.2
The following describes the methods the Company uses to estimate the fair value of financial assets and liabilities recorded in net earnings, which have not significantly changed in the current period:
Cash and cash equivalents — The Company invests excess cash in short term investments in the form of money market funds, which are valued using net asset value ("NAV"). .
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
The following table sets forth financial assets and liabilities measured at fair value through net income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of June 1, 2024 and June 3, 2023:

(In millions)	June 1, 2024		June 3, 2023
Financial Assets	NAV	Quoted Prices With Other Observable Inputs (Level 2)	NAV	Quoted Prices With Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$17.5	$—	$17.3	$—
Foreign currency forward contracts	—	1.1	—	1.3
Deferred compensation plan	—	19.1	—	16.3
Total	$17.5	$20.2	$17.3	$17.6

Financial Liabilities
Foreign currency forward contracts	$—	$0.4	$—	$1.8
Total	$—	$0.4	$—	$1.8
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
                                             83

The following table sets forth financial assets and liabilities measured at fair value through other comprehensive income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of June 1, 2024 and June 3, 2023.

(In millions)		June 1, 2024	June 3, 2023
Financial Assets	Balance Sheet Location	Quoted Prices with Other Observable Inputs (Level 2)	Quoted Prices with Other Observable Inputs (Level 2)
Interest rate swap agreement	Other noncurrent assets	$61.7	$59.9
Total		$61.7	$59.9

Financial Liabilities
Interest rate swap agreement	Other liabilities	$—	$3.0
Total		$—	$3.0
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
The notional amounts of the forward contracts held to purchase and sell U.S. dollars in exchange for other major international currencies were $68.6 million and $99.5 million as of June 1, 2024 and June 3, 2023, respectively. The notional amounts of the foreign currency forward contracts held to purchase and sell British pound sterling in exchange for other major international currencies were £1.1 million and £7.5 million as of June 1, 2024 and June 3, 2023, respectively. The Company also has other forward contracts related to other currency pairs at varying notional amounts.
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
                                             84

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
The interest rate swaps were designated cash flow hedges at inception and the facts and circumstances of the hedged relationship remains consistent with the initial quantitative effectiveness assessment in that the hedged instruments remain an effective accounting hedge as of June 1, 2024. Since a designated derivative meets hedge accounting criteria, the fair value of the hedge is recorded in the Consolidated Statements of Stockholders’ Equity as a component of Accumulated other comprehensive loss, net of tax. The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings. The interest rate swap agreements are assessed for hedge effectiveness on a quarterly basis.

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
As of June 1, 2024, the swaps above effectively converted indebtedness up to the notional amounts from a SOFR-based floating interest rate plus 0.11448% plus applicable margin to an effective fixed interest rate plus 0.11448% plus applicable margin under the terms of our Credit Agreement. Effective Fixed Interest Rates include the rates amended effective January 31, 2023, or February 3, 2023, for the first three swaps included in the chart above.
For fiscal 2024, 2023 and 2022, there were no gains or losses recognized against earnings for hedge ineffectiveness.
                                             85

Effects of Derivatives on the Financial Statements
The effects of non-designated derivatives on the consolidated financial statements were as follows for the fiscal years ended 2024 and 2023 (amounts presented exclude any income tax effects ):

(In millions)	Balance Sheet Location	June 1, 2024	June 3, 2023
Non-designated derivatives: (1)
Foreign currency forward contracts	Current assets: Other current assets	$1.1	$1.3
Foreign currency forward contracts	Current liabilities: Other accrued liabilities	$0.4	$1.8
(1) Designated derivative and their balance sheet locations are located in above table within financial assets and liabilities measured at fair value.

		Fiscal Year
(In millions)	Statement of Comprehensive Income Location	June 1, 2024	June 3, 2023	May 28, 2022
Loss recognized on foreign currency forward contracts	Other expense (income), net	$3.0	$4.8	$3.3
The gain/(loss) recorded, net of income taxes, in Other comprehensive loss for the effective portion of designated derivatives was as follows for the periods presented below:

	Fiscal Year
(In millions)	June 1, 2024	June 3, 2023	May 28, 2022
Interest rate swap	$(27.1)	$4.7	$41.4
Reclassified from Accumulated other comprehensive loss into earnings within Interest expense for the fiscal year ended 2024, was a gain of $30.7 million, and in fiscal years ended 2023 and 2022 were a gain of $14.3 million and a loss of $6.9 million, respectively. Pre-tax gains expected to be reclassified from Accumulated other comprehensive loss into earnings during the next twelve months are $28.8 million. The amount of gain, net of tax, expected to be reclassified out of Accumulated other comprehensive loss into earnings during the next twelve months is $21.5 million.
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
Changes in the Company's redeemable noncontrolling interest in HAY for the year ended June 1, 2024 are as follows:

(In millions)	June 1, 2024
Beginning Balance	$107.6
Dividend attributable to redeemable noncontrolling interests	(2.8)
Redemption value adjustment	(34.5)
Net income attributable to redeemable noncontrolling interests	2.3
Foreign currency translation adjustments	1.3
Ending Balance	$73.9
Other
For further information on the fair value assessment of intangible assets and impairment charge recorded in the year ended June 1, 2024, refer to "Goodwill and Indefinite-lived Intangible Assets" within Note 1 to the Consolidated Financial Statements.
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
Changes in the warranty reserve for the stated periods were as follows:

	Year Ended
(In millions)	June 1, 2024	June 3, 2023	May 28, 2022
Accrual Balance — beginning	$73.9	$73.2	$60.1
Accrual for warranty matters	21.6	24.6	16.6
Settlements and adjustments	(25.1)	(23.9)	(18.6)
Acquired through business acquisition	—	—	15.1
Accrual Balance — ending	$70.4	$73.9	$73.2
Guarantees
The Company is periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one year and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies. However, the Company is ultimately liable for claims that may occur against them. As of June 1, 2024, the Company had a maximum financial exposure related to performance bonds of approximately $9.2 million. The Company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The Company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded in respect to these bonds as of either June 1, 2024 or June 3, 2023.
The Company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of June 1, 2024, the Company had a maximum financial exposure from these standby letters of credit totaling approximately $12.7 million, all of which is considered usage against the Company's revolving line of credit. The Company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded as of June 1, 2024 and June 3, 2023.
Contingencies
The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect, if any, on the Company's Consolidated Financial Statements.
As of the end of fiscal 2024, outstanding commitments for future purchase obligations approximated $140.2 million.
                                             87

14. Operating Segments
The Company's reportable segments consists of three segments: Americas Contract, International Contract & Specialty, and Global Retail.
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
The performance of the operating segments is evaluated by the Company's management using various financial measures. The following is a summary of certain key financial measures for the years indicated:

	Year Ended
(In millions)	June 1, 2024	June 3, 2023	May 28, 2022
Net sales:
Americas Contract	$1,824.2	$2,026.1	$1,929.1
International Contract & Specialty	931.8	1,017.3	928.5
Global Retail	872.4	1,043.7	1,088.4
Total	$3,628.4	$4,087.1	$3,946.0
Depreciation and amortization:
Americas Contract	$94.9	$87.7	$104.5
International Contract & Specialty	35.1	33.4	52.3
Global Retail	25.1	34.0	33.8
Corporate	—	—	—
Total	$155.1	$155.1	$190.6
Operating earnings (loss):
Americas Contract	$98.7	$99.6	$(24.0)
International Contract & Specialty	78.2	98.6	69.9
Global Retail	42.4	(15.5)	134.5
Corporate	(52.1)	(60.4)	(140.6)
Total	$167.2	$122.3	$39.8
Capital expenditures:
Americas Contract	$47.6	$52.4	$52.5
International Contract & Specialty	14.4	15.6	17.8
Global Retail	16.4	15.3	24.4
Total	$78.4	$83.3	$94.7
Goodwill:
Americas Contract	$530.1	$528.4	$530.1
International Contract & Specialty	304.4	303.0	304.3
Global Retail	391.8	$390.3	391.8
Total	$1,226.3	$1,221.7	$1,226.2
Many of the Company's assets, including manufacturing, office and showroom facilities, support multiple segments. For that reason, it is impractical to disclose asset information on a segment basis.
                                             88

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

	Year Ended
(In millions)	June 1, 2024	June 3, 2023	May 28, 2022
Net sales:
Workplace	$1,336.2	$1,559.7	$1,484.3
Performance Seating	835.0	889.5	931.1
Lifestyle	1,240.4	1,395.5	1,282.5
Other (1)	216.8	242.4	248.1
Total	$3,628.4	$4,087.1	$3,946.0
(1) “Other” primarily consists of uncategorized product sales and service sales.
In the current year, certain products were reclassified within the Performance Seating, Lifestyle, and Other categories based on management's internal reporting of the performance of these product lines. The prior years have been restated to reflect these changes.
                                             90

15. Accumulated Other Comprehensive Loss
The following table provides an analysis of the changes in accumulated other comprehensive loss for the years indicated:

	Year Ended
(In millions)	June 1, 2024	June 3, 2023	May 28, 2022
Cumulative translation adjustments at beginning of period	$(114.0)	$(93.9)	$(3.9)
Other comprehensive (loss) income	8.3	(20.1)	(90.0)
Balance at end of period	(105.7)	(114.0)	(93.9)

Pension and other post-retirement benefit plans at beginning of period	(23.8)	(36.9)	(50.4)
Other comprehensive (loss) income before reclassifications (net of tax of $1.60, ($3.50), and ($0.02))	(9.1)	14.8	13.5
Reclassification from accumulated other comprehensive income - Other, net	(0.3)	2.7	4.4
Tax expense	(0.1)	(4.4)	(4.4)
Net reclassifications	(0.4)	(1.7)	—
Net current period other comprehensive (loss) income	(9.5)	13.1	13.5
Balance at end of period	(33.3)	(23.8)	(36.9)

Interest rate swap agreement at beginning of period	42.7	23.7	(10.8)
Other comprehensive (loss) income before reclassifications (net of tax of ($1.2), ($6.2), and ($11.6))	(27.1)	4.7	41.4
Reclassification from accumulated other comprehensive income - Other, net	30.7	14.3	(6.9)
Net reclassifications	30.7	14.3	(6.9)
Net current period other comprehensive income	3.6	19.0	34.5
Balance at end of period	46.3	42.7	23.7

Total Accumulated other comprehensive loss	$(92.7)	$(95.1)	$(107.1)
16. Restructuring and Integration Expense
As part of restructuring and integration activities, the Company has incurred expenses that qualify as exit and disposal costs under U.S. GAAP. These include severance and employee benefit costs as well as other direct separation benefit costs, right of use asset impairment charges, fixed asset impairment charges, and accelerated depreciation of fixed assets. Severance and employee benefit costs primarily relate to cash severance, as well as non-cash severance, including accelerated equity award compensation expense. The Company also incurred expenses that are an integral component of, and directly attribute to, our restructuring and integration activities, which do not qualify as exit and disposal costs under U.S. GAAP. These include integration implementation costs that relate primarily to professional fees and non-cash losses incurred on debt extinguishment.
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
Knoll Integration
Following the acquisition of Knoll, the Company announced a multi-year program (the "Knoll Integration") designed to reduce costs and integrate and optimize the combined organization. The Company currently expects that the Knoll Integration will result in pre-tax costs of approximately $150 million, comprised of the following categories:
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
                                             91

•Other integration costs include professional fees and other incremental third-party expenses, including a loss on extinguishment of debt associated with financing of the acquisition.
For the year ended June 1, 2024, the Company incurred $23.5 million of costs related to the Knoll Integration which was comprised of $19.4 million of exit and disposal costs related to the consolidation of facilities, and $4.1 million of other integration costs.
For the year ended June 3, 2023, the Company incurred $18.0 million of costs related to the Knoll Integration including: $3.6 million of severance and employee benefit costs, $5.9 million of exit and disposal costs related to the consolidation of facilities, and $8.5 million of other integration costs.
The following table provides an analysis of the changes in liability balance for Knoll Integration costs that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and exit and disposal activities) for the fiscal year ended June 1, 2024:

(In millions)	Severance and Employee Benefit	Exit and Disposal Activities	Total
June 3, 2023	$2.9	$—	$2.9
Integration Costs	—	19.4	19.4
Amounts Paid	(2.9)	(13.4)	(16.3)
Non-cash Costs	—	(5.3)	(5.3)
June 1, 2024	$—	$0.7	$0.7
The Company expects that a substantial portion of the liability for the Knoll Integration as of June 1, 2024, will be paid in the first quarter of fiscal year 2025.
The following is a summary of integration expenses by segment for the period indicated:

	Twelve Months Ended
(In millions)	June 1, 2024	June 3, 2023
Americas Contract	$18.6	$9.7
International Contract & Specialty	4.8	2.5
Global Retail	—	0.2
Corporate	0.1	5.6
Total	$23.5	$18.0
In the second quarter of fiscal 2024 a manufacturing facility located in Wisconsin met the criteria to be classified as an asset held for sale. The decision to sell this facility was made as a result of facility integration activities performed in connection with the integration of Knoll. The carrying amount of these assets held for sale was $3.5 million and is classified as current assets within "Assets held for sale" in the Condensed Consolidated Balance Sheets as of June 1, 2024.
Restructuring Activities
During fiscal year 2024, the Company announced an action related to the 2024 restructuring plan ("2024 restructuring plan") to reduce expenses. This restructuring activity included involuntary reductions in workforces as well as expenses related to a facilities consolidation plan, comprised primarily of non-cash right of use asset impairment charges and accelerated depreciation of fixed assets. For the year ended June 1, 2024, the Company incurred $30.8 million of restructuring charges related to the 2024 restructuring plan. The restructuring plan was complete in fiscal 2024 and no future costs related to this plan are expected.
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
                                             92

The following table provides an analysis of the changes in the restructuring cost reserve that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and exit and disposal activities) for the 2023 restructuring plan for the fiscal year ended June 1, 2024:

(In millions)	Severance and Employee-Related	Exit and Disposal Activities	Total
June 3, 2023	$7.3	$—	$7.3
Restructuring Costs	—	—	—
Amounts Paid	(7.3)	—	(7.3)
June 1, 2024	$—	$—	$—
The following table provides an analysis of the changes in the restructuring cost reserve that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and exit and disposal activities) for the 2024 restructuring plan for the fiscal year ended June 1, 2024:

(In millions)	Severance and Employee-Related	Exit and Disposal Activities	Total
June 3, 2023	$—	$—	$—
Restructuring Costs	19.3	11.5	30.8
Amounts Paid	(9.3)	—	(9.3)
Non-cash Costs	—	(11.5)	(11.5)
June 1, 2024	$10.0	$—	$10.0

The Company expects that remaining liability for the 2024 restructuring plan as of June 1, 2024, will be paid in fiscal 2025.
The following is a summary of restructuring costs by segment for the years indicated:

	Year Ended
(In millions)	June 1, 2024	June 3, 2023
Americas Contract	$24.6	$22.8
International Contract & Specialty	4.1	1.3
Global Retail	2.1	9.9
Corporate	—	—
Total	$30.8	$34.0
17. Variable Interest Entities
The Company entered into long-term notes receivable with certain independently owned dealers that are deemed to be variable interests in variable interest entities. The carrying value of these long-term notes receivable was $17.9 million and $6.3 million as of June 1, 2024 and June 3, 2023 respectively and represents the Company’s maximum exposure to loss. The Company is not deemed to be the primary beneficiary for any of these variable interest entities as each dealer controls the activities that most significantly impact the entity’s economic performance, including sales, marketing, and operations.
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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 1, 2024, based on the original framework in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes the Company's internal control over financial reporting was effective as of June 1, 2024.
KPMG LLP has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included herein.

/s/ Andrea R. Owen
Andrea R. Owen
Chief Executive Officer

/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
MillerKnoll, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of MillerKnoll, Inc. and subsidiaries (the Company) as of June 1, 2024 and June 3, 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 1, 2024, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 1, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 1, 2024 and June 3, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended June 1, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 1, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Goodwill impairment assessment

As discussed in Note 1 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,226.3 million as of June 1, 2024, of which $391.8 million was related to the Global Retail reporting unit. Goodwill is tested for impairment annually in the fourth quarter of each fiscal year, or more frequently, when events or changes in circumstances indicate that the fair value of a reporting unit has declined below its carrying value. To estimate the fair value of the Global Retail reporting unit, the Company utilized a weighting of the income approach and the market approach that used observable comparable company information.

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

Knoll and Muuto tradenames impairment assessment

As discussed in Note 1 to the consolidated financial statements, the indefinite-lived intangible asset balance as of June 1, 2024 was $144.4 million and $80.5 million related to the Knoll and Muuto tradenames, respectfully. During the fourth quarter of the year ended June 1, 2024, the Company recorded an impairment loss of $8.9 million and $7.9 million related to the Knoll and Muuto tradenames, respectfully. Indefinite-lived intangible assets are tested for impairment annually in the fourth quarter, or more frequently, when events or changes in circumstances indicate that the fair value of an indefinite-lived intangible asset has declined below its carrying value. To estimate the fair value of the indefinite-lived intangible assets, the Company utilizes the relief from royalty method.

We identified the evaluation of the Knoll and Muuto tradenames for impairment as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate the selection of forecasted revenue growth rates, discount rates, and royalty rates used to estimate the fair value of the Knoll and Muuto tradenames. Additionally, the audit effort associated with the evaluation of the Company’s discount rates and royalty rates required the use of valuation professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s determination of the fair value of the Knoll and Muuto tradenames, including controls over the selection of forecasted revenue growth rates, discount rates, and royalty rates. We evaluated the reasonableness of management’s forecasted revenue growth rates by comparing the forecasts to historical revenue growth rates, considering industry conditions and growth plans. We performed sensitivity analyses to assess the impact of reasonably possible changes to the forecasted revenue growth rates, discount rates, and royalty rates on the fair value of the tradenames. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s discount rates by comparing the Company’s inputs to the discount rates to publicly available data for comparable entities and assessing the overall discount rates; and

•evaluating the Company’s royalty rates by comparing the selected royalty rates to the royalty rates selected at the acquisition date and publicly available data for comparable licensing agreements in assessing the overall royalty rates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.
Chicago, Illinois
July 30, 2024

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None
Item 9A Controls and Procedures

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 1, 2024 and have concluded that as of that date, the Company's disclosure controls and procedures were effective.

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
(c)
Changes in Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting during the fourth quarter ended June 1, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B Other Information
During the fourth quarter of fiscal 2024, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S‑K) or non‑Rule 10b5‑1 trading arrangements (as defined in Item 408(c) of Regulation S‑K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company.

Item 9C Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10 Directors, Executive Officers and Corporate Governance
Directors, Executive Officers, Promoters and Control Persons
Information relating to directors and director nominees of the Company is contained under the captions “Our Nominees and Directors” and “Security Ownership” in the Company's definitive Proxy Statement, relating to the Company's 2024 Annual Meeting of Stockholders, and the information within that section is incorporated by reference. Information relating to executive officers of the Company is included in Part I hereof entitled “Information About Our Executive Officers.”
Compliance with Section 16(a) of the Exchange Act
Information relating to compliance with Section 16(a) of the Exchange Act is contained under the caption “Delinquent Section 16(a) Reports” in the Company's definitive Proxy Statement, relating to the Company's 2024 Annual Meeting of Stockholders, and the information within that section is incorporated by reference.
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
Corporate Governance
Information relating to the identification of the audit committee, audit committee financial experts, and director nomination procedures of the Company is contained under the captions “Corporate Governance and Board Matters,” “Corporate Governance and Board Matters — Director Nominations,” and “Board Committees” and in the Company's definitive Proxy Statement, relating to the Company's 2024 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference.
Insider Trading Policy
The Company has adopted an insider trading policy governing the purchase, sale, and/or other disposition of its securities by its directors, officers, employees, and other covered persons. The Company believes this policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the exchange listing standards applicable to the Company. A copy of this policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11 Executive Compensation
Information relating to executive compensation is contained under the sections “Compensation Discussion and Analysis,” “Compensation Tables,” “CEO Pay Ratio,” “Pay Versus Performance,” and “Compensation Committee Interlocks and Insider Participation” in the Company's definitive Proxy Statement, relating to the Company's 2024 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference. The information under the caption “Compensation Committee Report” is incorporated by reference, however, such information is not deemed filed with the SEC.
Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The sections entitled “Security Ownership” and “Equity Compensation Plan Information” in the Company's definitive Proxy Statement, relating to the Company's 2024 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference.

Item 13 Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions contained under the captions “Certain Relationships and Related Party Transactions,” and “Corporate Governance and Board Matters — Director Independence” in the Company's definitive Proxy Statement, relating to the Company's 2024 Annual Meeting of Stockholders and the information within these sections is incorporated by reference.
Item 14 Principal Accountant Fees and Services
The Company's independent registered public accounting firm is KPMG LLP, Chicago, IL, Auditor Firm ID: 185.
Information relating to the ratification of the selection of the Company's independent public accountants and concerning the payments to our principal accountants and the services provided by our principal accounting firm set forth under the captions “Ratification of the Audit Committee's Selection of Independent Registered Public Accounting Firm” including “Disclosure of Fees Paid to Independent Auditors” in the Company's definitive Proxy Statement, relating to the Company's 2024 Annual Meeting of Stockholders, and the information within that section is incorporated by reference.

PART IV
Item 15 Exhibits and Financial Statement Schedule

(a)	The following documents are filed as a part of this report:

	1.	Financial Statements

	The following Consolidated Financial Statements of the Company are included in this Annual Report on Form 10-K on the pages noted:

			Page Number in this Form 10-K
	Consolidated Statements of Comprehensive Income		47
	Consolidated Balance Sheets		48
	Consolidated Statements of Stockholders' Equity		49
	Consolidated Statements of Cash Flows		50
	Notes to the Consolidated Financial Statements		52
	Management's Report on Internal Control over Financial Reporting		94
	Report of Independent Registered Public Accounting Firms		95

	2.	Financial Statement Schedule

	The following financial statement schedule is included in this Annual Report on Form 10-K on the pages noted:

			Page Number in this Form 10-K
	Schedule II-	Valuation and Qualifying Accounts	104

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

	(10.2)	Amendment No. 1 to Credit Agreement, dated as of September 22, 2021, is incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q filed October 6, 2021 (Commission File No. 001-15141).

	(10.3)	Amendment No. 2 to Credit Agreement, dated as of January 10, 2023, is incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q filed April 12, 2023 (Commission File No. 001-15141).

	(10.4)	MillerKnoll, Inc. 2024 Amended and Restated Annual Incentive Cash Bonus Plan.(1)

	(10.5)	MillerKnoll, Inc. 2023 Long-Term Incentive Plan (as conformed through First Amendment adopted July 16, 2024).(1)

(10.6)
MillerKnoll, Inc. 2023 Long-Term Incentive Plan Nonemployee Director Global Stock Option Agreement is incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q filed April 10, 2024 (Commission File No. 001-15141). (1)

(10.7)
MillerKnoll, Inc. 2023 Long-Term Incentive Plan Global EBITDA Performance Share Unit with TSR Multiplier Award Agreement is incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q filed January 10, 2024 (Commission File No. 001-15141). (1)

(10.8)
MillerKnoll, Inc. 2020 Long-Term Incentive Plan Global Restricted Stock Unit Award Agreement is incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed October 11, 2023 (Commission File No. 001-15141).(1)

(10.9)
MillerKnoll, Inc. 2020 Long-Term Incentive Plan Global Stock Option Agreement is incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed October 11, 2023 (Commission File No. 001-15141).(1)

(10.10)
MillerKnoll, Inc. 2020 Long-Term Incentive Plan Revenue Performance Share Unit with TSR Multiplier Award Agreement, is incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-K filed July 26, 2022 (Commission File No. 001-15141).(1)

(10.11)
MillerKnoll, Inc. 2020 Long-Term Incentive Plan Operating Income Performance Share Unit with TSR Multiplier Award Agreement, is incorporated by reference to Exhibit 10.9 of the Registrant's Form 10-K filed July 26, 2022 (Commission File No. 001-15141).(1)

(10.12)
MillerKnoll, Inc. 2020 Long-Term Incentive Plan Non-Financial Metric(s) Performance Share Unit with TSR Multiplier Award Agreement, is incorporated by reference to Exhibit 10.10 of the Registrant's Form 10-K filed July 26, 2022 (Commission File No. 001-15141).(1)

(10.13)
Amended and Restated MillerKnoll, Inc. Director Deferred Compensation Plan is incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q filed January 5, 2022 (Commission File No. 001-15141).(1)

(10.14)
Trust Under the Herman Miller, Inc. Nonemployee Officer and Director Compensation Plan is incorporated by reference to Exhibit 10(q) of the Registrant's Form 10-K Report filed July 26, 2016 (Commission File No. 001-15141).(1)

(10.15)	MillerKnoll, Inc. Executive Equalization Retirement Plan is incorporated by reference to Exhibit 10.16 of the Registrant's Form 10-K Report filed July 26, 2023 (Commission File No. 001-15141).(1)

(10.16)	Form of Management Continuity Agreement of the Registrant.(1)

(10.17)
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

(19)	MillerKnoll, Inc. Preventing Unlawful Insider Trading: Disclosure and Trading Guidelines, including Supplement to Insider Trading Policy - Use of 10b5-1 Plans.

(21)	Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney (included on the signature page to this Form 10-K Report).

(31.1)	Certificate of the Chief Executive Officer of MillerKnoll, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certificate of the Chief Financial Officer of MillerKnoll, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certificate of the Chief Executive Officer of MillerKnoll, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certificate of the Chief Financial Officer of MillerKnoll, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(97)	Policy Relating to Recovery of Erroneously Awarded Compensation

	(97.1)	MillerKnoll, Inc. Compensation Recovery Policy is incorporated by reference to Exhibit 97.1 of the Registrant's Form 10-K Report filed July 26, 2023 (Commission File No. 001-15141).

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).
    (1) Denotes compensatory plan or arrangement.
Schedule II - Valuation and Qualifying Accounts
(In millions)

Column A	Column B	Column C		Column D	Column E
Description	Balance at beginning of period	Charges to expenses or net sales	Charges to other accounts (4)	Deductions (3)	Balance at end of period
Year ended June 1, 2024:
Accounts receivable allowances — uncollectible accounts(1)	$6.1	$1.1	$—	$(0.1)	$7.1
Accounts receivable allowances — credit memo(2)	0.3	—	—	—	0.3
Valuation allowance for deferred tax asset	12.7	2.6	—	0.1	15.4
Year ended June 3, 2023:
Accounts receivable allowances — uncollectible accounts(1)	$8.6	$0.5	$—	$(3.0)	$6.1
Accounts receivable allowances — credit memo(2)	1.1	(0.8)	—	—	0.3
Valuation allowance for deferred tax asset	11.7	1.3	—	(0.3)	12.7
Year ended May 28, 2022:
Accounts receivable allowances — uncollectible accounts(1)	$4.8	$1.3	$4.7	$(2.2)	$8.6
Accounts receivable allowances — credit memo(2)	0.7	0.4	—	—	1.1
Allowance for possible losses on notes receivable	—	—	—	—	—
Valuation allowance for deferred tax asset	8.9	0.4	—	2.4	11.7
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

Date: July 30, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on July 30, 2024 by the following persons on behalf of the Registrant and in the capacities indicated. Each director whose signature appears below hereby appoints Andrea R. Owen and Jeffrey M. Stutz and each of them severally, as his or her attorney-in-fact, to sign in his or her name and on his or her behalf, as a director, and to file with the Securities and Exchange Commission any and all amendments to this Annual Report on Form 10-K.

/s/ Michael A. Volkema	/s/ Lisa Kro
Michael A. Volkema (Chairman of the Board)	Lisa Kro (Director)

/s/ Douglas D. French	/s/ John R. Hoke III
Douglas D. French (Director)	John R. Hoke III (Director)

/s/ Heidi J. Manheimer	/s/ Candace S. Matthews
Heidi J. Manheimer (Director)	Candace S. Matthews (Director)

/s/ Andrea R. Owen	/s/ Michael C. Smith
Andrea R. Owen (President, Chief Executive Officer, and Director)	Michael C. Smith (Director)

/s/ Michael R. Smith	/s/ Jeffrey M. Stutz
Michael R. Smith (Director)	Jeffrey M. Stutz (Chief Financial Officer and Principal Accounting Officer)

                                         105