Form 10-Q
period 2024-08-31
MILLERKNOLL, INC.
filed 2024-10-09
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2024
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

As of October 4, 2024, MillerKnoll, Inc. had 69,165,532 shares of common stock outstanding.

MillerKnoll, Inc.
Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements
MillerKnoll, Inc.
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions, except share data)	Three Months Ended
(Unaudited)	August 31, 2024	September 2, 2023
Net sales	$861.5	$917.7
Cost of sales	525.2	559.6
Gross margin	336.3	358.1
Operating expenses:
Selling, general and administrative	298.4	290.5
Restructuring expense	—	5.2
Design and research	22.7	22.1
Total operating expenses	321.1	317.8
Operating earnings	15.2	40.3
Interest expense	19.9	19.2
Interest and other investment (income) expense	(1.6)	(2.2)
Other (income) expense, net	(1.4)	2.2
(Loss) earnings before income taxes and equity income	(1.7)	21.1
Income tax (benefit) expense	(1.1)	5.1
Equity income from nonconsolidated affiliates, net of tax	0.1	0.1
Net (loss) earnings	(0.5)	16.1
Net earnings (loss) attributable to redeemable noncontrolling interests	0.7	(0.6)
Net (loss) earnings attributable to MillerKnoll, Inc.	$(1.2)	$16.7

(Loss) earnings per share - basic	$(0.02)	$0.22
(Loss) earnings per share - diluted	$(0.02)	$0.22

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	$15.4	$3.9
Pension and post-retirement liability adjustments	0.1	(0.1)
Unrealized (loss) gain on interest rate swap agreement	(21.3)	7.8
Other comprehensive (loss) income, net of tax	$(5.8)	$11.6
Comprehensive (loss) income	(6.3)	27.7
Comprehensive income (loss) attributable to redeemable noncontrolling interests	0.7	(0.6)
Comprehensive (loss) income attributable to MillerKnoll, Inc.	$(7.0)	$28.3
See accompanying notes to Condensed Consolidated Financial Statements.

MillerKnoll, Inc.
Condensed Consolidated Balance Sheets

(Dollars in millions, except share data)
(Unaudited)	August 31, 2024	June 1, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$209.7	$230.4
Accounts receivable, net of allowance of $7.6 and $7.4	277.3	308.3
Unbilled accounts receivable	42.3	22.2
Inventories, net	440.5	428.6
Prepaid expenses	84.5	66.5
Assets held for sale	3.2	3.5
Other current assets	14.3	10.1
Total current assets	1,071.8	1,069.6
Property and equipment, at cost	1,595.1	1,582.7
Less — accumulated depreciation	(1,105.0)	(1,090.7)
Net property and equipment	490.1	492.0
Right of use assets	372.2	375.6
Goodwill	1,234.4	1,226.3
Indefinite-lived intangibles	467.8	465.5
Other amortizable intangibles, net of accumulated amortization of $234.5 and $223.4	272.4	279.3
Other noncurrent assets	110.4	135.3
Total Assets	$4,019.1	$4,043.6

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$236.1	$241.4
Short-term borrowings and current portion of long-term debt	45.9	43.5
Accrued compensation and benefits	74.9	104.5
Short-term lease liability	73.1	67.2
Accrued warranty	17.0	17.6
Customer deposits	105.0	100.2
Other accrued liabilities	123.7	123.3
Total current liabilities	675.7	697.7
Long-term debt	1,324.0	1,291.7
Pension and post-retirement benefits	10.7	10.0
Lease liabilities	375.1	360.4
Other liabilities	224.5	224.8
Total Liabilities	2,610.0	2,584.6
Redeemable noncontrolling interests	76.6	73.9
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 69,328,400 and 70,377,692 shares issued and outstanding in fiscal 2025 and 2024, respectively)	13.9	14.1
Additional paid-in capital	693.1	725.3
Retained earnings	724.0	738.4
Accumulated other comprehensive loss	(98.5)	(92.7)
Total Stockholders' Equity	1,332.5	1,385.1
Total Liabilities, Redeemable Noncontrolling Interests, and Stockholders' Equity	$4,019.1	$4,043.6
See accompanying notes to Condensed Consolidated Financial Statements.

MillerKnoll, Inc.
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Three Months Ended
(Unaudited)	August 31, 2024	September 2, 2023
Cash Flows from Operating Activities:
Net (loss) earnings	$(0.5)	$16.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	34.6	37.2
Stock-based compensation	9.1	6.4
Amortization of deferred financing costs	1.2	1.2
Deferred taxes	0.7	—
Restructuring expense	—	5.2
(Increase) decrease in current assets	(20.6)	73.3
(Decrease) in current liabilities	(12.8)	(4.8)
Other, net	9.4	(3.7)
Net Cash Provided by Operating Activities	21.1	130.9

Cash Flows from Investing Activities:
Advances of notes receivable	(2.3)	(6.5)
Collection of notes receivable	2.5	0.5
Capital expenditures	(22.6)	(19.9)
Other, net	0.1	(0.4)
Net Cash Used in Investing Activities	(22.3)	(26.3)

Cash Flows from Financing Activities:
Repayments of long-term debt	(9.1)	(6.6)
Proceeds from credit facility	237.7	153.1
Repayments of credit facility	(194.6)	(212.5)
Dividends paid	(13.2)	(14.2)
Common stock issued	2.3	0.8
Common stock repurchased and retired	(43.7)	(32.0)
Other, net	0.3	0.3
Net Cash Used in Financing Activities	(20.3)	(111.1)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.8	0.5
Net Decrease in Cash and Cash Equivalents	(20.7)	(6.0)

Cash and Cash Equivalents, Beginning of Period	230.4	223.5
Cash and Cash Equivalents, End of Period	$209.7	$217.5
See accompanying notes to Condensed Consolidated Financial Statements.

MillerKnoll, Inc.
Condensed Consolidated Statements of Stockholders' Equity

	Three Months Ended August 31, 2024
(Dollars in millions, except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation Plan	MillerKnoll, Inc. Stockholders' Equity
(Unaudited)	Shares	Amount
June 1, 2024	70,377,692	$14.1	$725.3	$738.4	$(92.7)	$—	$1,385.1
Net (loss)	—	—	—	(1.2)	—	—	(1.2)
Other comprehensive income, net of tax	—	—	—	—	(5.8)	—	(5.8)
Stock-based compensation expense	—	—	9.1	—	—	—	9.1
Exercise of stock options	71,848	—	1.5	—	—	—	1.5
Restricted and performance stock units released	393,591	0.1	0.1	—	—	—	0.2
Employee stock purchase plan issuances	30,002	—	0.8	—	—	—	0.8
Repurchase and retirement of common stock	(1,544,733)	(0.3)	(43.7)	—	—	—	(44.0)
Dividends declared ($0.1875 per share)	—	—	—	(13.2)	—	—	(13.2)
August 31, 2024	69,328,400	$13.9	$693.1	$724.0	$(98.5)	$—	$1,332.5

	Three Months Ended September 2, 2023
(Dollars in millions, except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation Plan	MillerKnoll, Inc. Stockholders' Equity
(Unaudited)	Shares	Amount
June 3, 2023	75,698,670	$15.1	$836.5	$676.1	$(95.1)	$—	$1,432.6
Net earnings	—	—	—	16.7	—	—	16.7
Other comprehensive loss, net of tax	—	—	—	—	11.6	—	11.6
Stock-based compensation expense	(983)	—	6.4	—	—	—	6.4
Restricted and performance stock units released	332,566	0.1	0.1	—	—	—	0.2
Employee stock purchase plan issuances	45,107	—	0.9	—	—	—	0.9
Repurchase and retirement of common stock	(1,670,135)	(0.3)	(31.7)	—	—	—	(32.0)
Dividends declared ($0.1875 per share)	—	—	—	(14.1)	—	—	(14.1)
September 2, 2023	74,405,225	$14.9	$812.2	$678.7	$(83.5)	$—	$1,422.3

See accompanying notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share data)
(unaudited)
1. Description of Business
MillerKnoll, Inc. (the "Company") researches, designs, manufactures, sells, and distributes interior furnishings for use in various environments including residential, office, healthcare, and educational settings and provides related services that support organizations and individuals all over the world. The Company's products are sold primarily through the following channels: independent contract office furniture dealers, direct customer sales, owned and independent retailers, and the Company's eCommerce platforms.
MillerKnoll is a collective of dynamic brands that comes together to design the world we live in. A global leader in design, MillerKnoll includes Herman Miller® and Knoll®, as well as Colebrook Bosson Saunders®, DatesWeiser®, Design Within Reach®, Edelman®, Geiger®, HAY®, Holly Hunt®, KnollTextiles®, Maharam®, Muuto®, NaughtOne®, and Spinneybeck®|FilzFelt®. MillerKnoll represents over 100 years of design research and exploration in service of humanity. MillerKnoll generates insights, pioneers innovations, and champions ideas that empower our brands and our people to realize their ambitions. The Company is united by a belief in design as a tool to create positive impact and shape a more sustainable, caring, and beautiful future for all people and the planet.
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
The accompanying unaudited Condensed Consolidated Financial Statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly the financial position of the Company as of August 31, 2024. Operating results for the three months ended August 31, 2024, are not necessarily indicative of the results that may be expected for the year ending May 31, 2025 ("fiscal 2025"). These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 1, 2024 ("fiscal 2024"). All intercompany transactions have been eliminated in the Condensed Consolidated Financial Statements. The financial statements of equity method investments are not consolidated.
The Company's fiscal year is the 52 or 53 week period ending on the Saturday closest to May 31. The fiscal year ending May 31, 2025 ("fiscal 2025") and the fiscal year ended June 1, 2024 ("fiscal 2024") both contain 52 weeks.
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

The Company’s net cash pool position consisted of the following:

(In millions)	August 31, 2024	June 1, 2024
Gross cash position	$53.6	$26.6
Less: cash borrowings	(52.9)	(23.0)
Net cash position	$0.7	$3.6
2. Recently Issued Accounting Standards
The Company evaluates all Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board ("FASB") for consideration of their applicability to our consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued this ASU to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The ASU becomes effective for the Company beginning with its annual period ending May 31, 2025, and interim periods beginning with the first quarter of fiscal 2026. The ASU will not impact the financial condition, results of operations, or cash flows of the Company. The Company is currently evaluating the impact of this guidance on the notes to the consolidated financial statements.
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
3. Revenue from Contracts with Customers
Disaggregated Revenue
Revenue disaggregated by contract type is provided in the table below:

	Three Months Ended
(In millions)	August 31, 2024	September 2, 2023
Net Sales:
Single performance obligation
Product revenue	$789.2	$845.5
Multiple performance obligations
Product revenue	68.8	68.7
Service revenue	0.9	1.0
Other	2.6	2.5
Total	$861.5	$917.7
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
The Other category primarily consists of textiles, uncategorized product sales, and service sales.
Revenue disaggregated by product type and reportable segment is provided in the table below:

	Three Months Ended
(In millions)	August 31, 2024	September 2, 2023
Americas Contract:
Workplace	$284.5	$324.2
Performance Seating	106.2	103.3
Lifestyle	57.4	60.6
Other	6.5	2.3
Total Americas Contract	$454.6	$490.4

International Contract & Specialty:
Workplace	$29.5	$38.7
Performance Seating	55.2	52.6
Lifestyle	82.6	88.4
Other	46.2	48.6
Total International Contract & Specialty	$213.5	$228.3

Global Retail:
Workplace	$2.6	$4.2
Performance Seating	43.8	42.1
Lifestyle	146.7	152.5
Other	0.3	0.2
Total Global Retail	$193.4	$199.0

Total	$861.5	$917.7
Refer to Note 14 of the Condensed Consolidated Financial Statements for further information related to our reportable segments.
Contract Balances
Customers may make payments before the satisfaction of the Company's performance obligation and recognition of revenue. These payments represent contract liabilities and are included within the caption “Customer deposits” in the Condensed Consolidated Balance Sheets. During the three months ended August 31, 2024, and September 2, 2023, the Company recognized Net sales of $72.8 million and $47.5 million, respectively, related to customer deposits that were included in the balance sheet as of June 1, 2024, and June 3, 2023.
4. Inventories, net

(In millions)	August 31, 2024	June 1, 2024
Finished goods and work in process	$324.8	$314.3
Raw materials	115.7	114.3
Total	$440.5	$428.6
Inventories are primarily valued using the first-in first-out method.

5. Goodwill and Indefinite-Lived Intangibles
Changes in the carrying amount of Goodwill, by reportable segment, were as follows:

(In millions)	Americas Contract(1)	International Contract & Specialty	Global Retail(2)	Total

Balance at June 1, 2024	$530.1	$304.4	$391.8	$1,226.3
Foreign currency translation adjustments	2.8	2.6	2.7	8.1
Balance at August 31, 2024	$532.9	$307.0	$394.5	$1,234.4
(1) Americas Contract segment had accumulated goodwill impairments of $36.7 million as of August 31, 2024, and June 1, 2024.
(2) Global Retail segment had accumulated goodwill impairments of $88.8 million as of August 31, 2024, and June 1, 2024.

Other indefinite-lived assets included in the Consolidated Balance Sheets consist of the following:

(In millions)	Indefinite-lived Intangible Assets
June 1, 2024	$465.5
Foreign currency translation adjustments	2.3
August 31, 2024	$467.8
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
Each of the reporting units, other than the Global Retail reporting unit, was reviewed for impairment using a qualitative assessment as of March 31, 2024, our annual testing date. The Global Retail reporting unit was reviewed for impairment using a quantitative assessment as of March 31, 2024. In performing the qualitative and quantitative impairment tests for fiscal year 2024, the Company determined that the fair value of its reporting units exceeded the carrying amount and, as such, these reporting units were not impaired.
During the first quarter of fiscal year 2025, the Company performed an assessment to determine whether there were indicators of a triggering event which could indicate the carrying amount of the reporting units may not be supported by the fair value. No indicators of a triggering event for potential impairment were noted in the first quarter of fiscal 2025.
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
Intangible assets with indefinite useful lives are not subject to amortization and are evaluated annually for impairment, or more frequently when events or changes in circumstances indicate that the fair value of an intangible asset may not be recoverable. Management has not identified any events or changes in circumstances that may indicate an indefinite-lived intangible is more likely than not to be impaired as of the first quarter of fiscal year 2025.

6. Employee Benefit Plans
One of the Company's wholly owned foreign subsidiaries has a defined-benefit pension plan based upon an average final pay benefit calculation. The measurement date for this plan is the last day of the fiscal year and the plan is frozen to new participants.
The Knoll subsidiary has one domestic defined-benefit pension plan covering eligible U.S. nonunion employees. The measurement date for this plan is the last day of the fiscal year and the plan is frozen to new participants. During the fourth quarter of the year ended June 1, 2024, the Company began the process of terminating the defined-benefit pension plan held by the Knoll subsidiary. The plan participants have been notified of the Company's intention to terminate the plan and settle plan liabilities through either lump sum distributions to plan participants or annuity contracts that cover vested benefits. The plan liabilities as of June 1, 2024, were calculated using assumptions used to value the expected cost of the plan termination. The Company currently expects to complete the settlement of plan liabilities in fiscal 2025.
The following table summarizes the components of net periodic benefit cost for the Company's defined benefit pension plans:

	Pension Benefits
	Three Months Ended August 31, 2024		Three Months Ended September 2, 2023
(In millions)	Domestic	International	Domestic	International
Service cost	$0.4	$—	$0.2	$—
Interest cost	1.6	1.0	1.5	1.0
Expected return on plan assets(1)	(1.5)	(1.4)	(2.3)	(1.3)
Net amortization loss	—	0.2	—	—
Net periodic benefit cost (income)	$0.5	$(0.2)	$(0.6)	$(0.3)
(1)The weighted-average expected long-term rate of return on plan assets is 6.0%.

All of the amounts in the tables above for pension benefit cost (income), other than Service cost, were included in Other (income) expense, net within our Condensed Consolidated Statements of Comprehensive Income.

7. Earnings Per Share
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

The table below presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share attributable to MillerKnoll, Inc.:

	Three Months Ended
	August 31, 2024	September 2, 2023
Numerator:
Numerator for both basic and diluted EPS, Net (loss) earnings attributable to MillerKnoll, Inc. - in millions	$(1.2)	$16.7

Denominator:
Weighted-average common shares outstanding - basic	70,206,373	75,327,544
Potentially dilutive shares resulting from stock plans	—	379,992
Weighted-average common shares outstanding - diluted	70,206,373	75,707,536

Earnings per share attributable to MillerKnoll, Inc. - basic	(0.02)	0.22
Earnings per share attributable to MillerKnoll, Inc. - diluted	(0.02)	0.22

Antidilutive equity awards not included in weighted-average common shares - diluted	2,379,725	3,783,297
8. Stock-Based Compensation
The following table summarizes the stock-based compensation expense and related income tax effect for the three months ended:

	Three Months Ended
(In millions)	August 31, 2024	September 2, 2023
Stock-based compensation expense	$9.1	$6.4
Related income tax effect	$2.2	$1.6
Certain Company equity-based compensation awards contain provisions that allow for continued vesting into retirement. Stock-based awards are considered fully vested for expense attribution purposes when the employee's retention of the award is no longer contingent on providing subsequent service.
9. Income Taxes
The Company's process for determining the provision for income taxes for the three months ended August 31, 2024, involved using an estimated annual effective tax rate which was based on expected annual income and statutory tax rates across the various jurisdictions in which it operates. The effective tax rates were 66.2% and 24.4%, respectively, for the three month periods ended August 31, 2024, and September 2, 2023. The year over year change in the effective tax rate for the three months ended August 31, 2024, resulted from the current quarter reflecting pre-tax loss along with having favorable discrete impacts from stock compensation and return to provision true-ups related to the United States research and development tax credit and the prior year quarter reflecting pre-tax income with unfavorable discrete impacts related to stock compensation.
For the three months ended August 31, 2024, the effective tax rate is higher than the United States federal statutory rate due to reflecting pre-tax loss along with favorable discrete impacts from stock compensation in the United States research and development tax credit. For the three months ended September 2, 2023, the effective tax rate was higher than the United States federal statutory rate due to an unfavorable discrete tax adjustment in the quarter related to stock compensation in the United States.

The Company recognizes interest and penalties related to uncertain tax benefits through Income tax expense in its Condensed Consolidated Statements of Comprehensive Income. Interest and penalties recognized in the Company's Condensed Consolidated Statements of Comprehensive Income were negligible for the three months ended August 31, 2024, and September 2, 2023.

The Company's recorded liability for potential interest and penalties related to uncertain tax benefits was:

(In millions)	August 31, 2024	June 1, 2024
Liability for interest and penalties	$0.9	$0.8
Liability for uncertain tax positions, current	$1.5	$1.5
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
10. Fair Value Measurements
The Company's financial instruments consist of cash equivalents, accounts and notes receivable, deferred compensation plans, accounts payable, debt, interest rate swaps, and foreign currency exchange contracts. The Company's financial instruments, other than long-term debt, are recorded at fair value.
The carrying value and fair value of the Company's long-term debt, including current maturities, is as follows for the periods indicated:

(In millions)	August 31, 2024	June 1, 2024
Carrying value	$1,381.6	$1,347.8
Fair value	$1,448.7	$1,411.6
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
The following table sets forth financial assets and liabilities measured at fair value through net income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of August 31, 2024, and June 1, 2024.

(In millions)	August 31, 2024		June 1, 2024
Financial Assets	NAV	Quoted prices with other observable inputs (Level 2)	NAV	Quoted prices with other observable inputs (Level 2)
Cash equivalents:
Money market funds	$3.9	$—	$17.5	$—
Foreign currency forward contracts	—	2.8	—	1.1
Deferred compensation plan	—	21.3	—	19.1
Total	$3.9	$24.1	$17.5	$20.2

Financial Liabilities
Foreign currency forward contracts	—	0.2	—	0.4
Total	$—	$0.2	$—	$0.4
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
The following table sets forth financial assets and liabilities measured at fair value through other comprehensive income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of August 31, 2024, and June 1, 2024.

(In millions)		August 31, 2024	June 1, 2024
Financial Assets	Balance Sheet Location	Quoted Prices with Other Observable Inputs (Level 2)	Quoted Prices with Other Observable Inputs (Level 2)
Interest rate swap agreement	Other noncurrent assets	$36.8	$61.7
Total		$36.8	$61.7

Financial Liabilities
Interest rate swap agreement	Other liabilities	$3.3	$—
Total		$3.3	$—
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
The interest rate swaps were designated as cash flow hedges at inception and the facts and circumstances of the hedged relationships remain consistent with the initial quantitative effectiveness assessment in that the hedged instruments remain an effective accounting hedge as of August 31, 2024. Since a designated derivative meets hedge accounting criteria, the fair value of the hedge is recorded in the Consolidated Statements of Stockholders’ Equity as a component of Accumulated other comprehensive loss, net of tax. The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings. The interest rate swap agreements are assessed for hedge effectiveness on a quarterly basis. The impact of derivative instruments on our Condensed Consolidated Statements of Cash Flows is included in Net cash provided by operating activities.

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
The following table summarizes the effects of the interest rate swap agreements for the three months ended:

	Three Months Ended
(In millions)	August 31, 2024	September 2, 2023
(Loss) Gain recognized in Other comprehensive loss (income) (effective portion)	$(21.3)	$7.8
Gain reclassified from Accumulated other comprehensive loss into earnings	$7.8	$7.4
There were no gains or losses recognized in earnings for hedge ineffectiveness for the three month periods ended August 31, 2024, and September 2, 2023. The amount of gain expected to be reclassified from Accumulated other comprehensive income into earnings during the next twelve months is $19.8 million, net of tax is $14.8 million.
Redeemable Noncontrolling Interests
Changes in the Company's redeemable noncontrolling interest in HAY for the three months ended August 31, 2024, and September 2, 2023, are as follows:

(In millions)	August 31, 2024	September 2, 2023
Beginning Balance	$73.9	$107.6
Net income attributable to redeemable noncontrolling interests	0.7	(0.6)
Cumulative translation adjustments attributable to redeemable noncontrolling interests	0.6	—
Foreign currency translation adjustments	1.4	0.6
Ending Balance	$76.6	$107.6

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
Changes in the warranty reserve for the stated periods were as follows:

	Three Months Ended
(In millions)	August 31, 2024	September 2, 2023
Accrual Balance — beginning	$70.4	$73.9
Accrual for warranty matters	4.8	5.2
Settlements and adjustments	(5.5)	(5.9)
Accrual Balance — ending	$69.7	$73.2
Guarantees
The Company is periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one year and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies. However, the Company is ultimately liable for claims that may occur against them. As of August 31, 2024, the Company had a maximum financial exposure related to performance bonds totaling approximately $9.8 million. The Company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The Company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded in respect to these bonds as of either August 31, 2024, or June 1, 2024.
The Company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of August 31, 2024, the Company had a maximum financial exposure from these standby letters of credit totaling approximately $13.2 million, all of which is considered usage against the Company's revolving line of credit. The Company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded with respect to these arrangements as of August 31, 2024, or June 1, 2024.
Contingencies
The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect, if any, on the Company's Consolidated Financial Statements.

12. Short-Term Borrowings and Long-Term Debt
Short-term borrowings and long-term debt as of August 31, 2024, and June 1, 2024, consisted of the following:

(In millions)	August 31, 2024	June 1, 2024
Syndicated revolving line of credit, due July 2026	$433.1	$390.0
Term Loan A, 7.1112%, due July 2026	337.5	345.0
Term Loan B, 7.3612%, due July 2028	607.8	609.4
Supplier financing program	1.9	2.0
Finance lease liability	1.3	1.4
Total debt	$1,381.6	$1,347.8
Less: Unamortized discount and issuance costs	(11.7)	(12.6)
Less: Current debt	(45.9)	(43.5)
Long-term debt	$1,324.0	$1,291.7
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
During the three months ended August 31, 2024, the Company made total principal payments on term loans "A" and "B" in the amounts of $7.5 million and $1.6 million, respectively. During the three months ended September 2, 2023, the Company made total principal payments on term loans "A" and "B" in the amounts of $5.0 million and $1.6 million, respectively.
Available borrowings under the syndicated revolving line of credit were as follows for the periods indicated:

(In millions)	August 31, 2024	June 1, 2024
Syndicated revolving line of credit borrowing capacity	$725.0	$725.0
Less: Borrowings under the syndicated revolving line of credit	433.1	390.0
Less: Outstanding letters of credit	13.2	12.7
Available borrowings under the syndicated revolving line of credit	$278.7	$322.3
Supplier Financing Program
The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations of the Company. Under this program, participating suppliers may finance payment obligations of the Company, prior to their scheduled due dates, at a discounted price to the third-party financial institution.
The Company has lengthened the payment terms for certain suppliers that have chosen to participate in the program. As a result, certain amounts due to suppliers have payment terms that are longer than standard industry practice and as such, these amounts have been excluded from “Accounts payable” in the Condensed Consolidated Balance Sheets as the amounts have been accounted for by the Company as current debt, within “Short-term borrowings and current portion of long-term debt.” As of August 31, 2024, and June 1, 2024, the liability related to the supplier financing program was $1.9 million and $2.0 million, respectively.

13. Accumulated Other Comprehensive Loss
The following table provides an analysis of the changes in accumulated other comprehensive loss for the three months ended August 31, 2024, and September 2, 2023:

(In millions)	Cumulative Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Interest Rate Swap Agreement	Accumulated Other Comprehensive Loss
Balance at June 1, 2024	$(105.7)	$(33.3)	$46.3	$(92.7)
Other comprehensive income (loss), net of tax before reclassifications	15.4	—	(29.1)	(13.7)
Reclassification from accumulated other comprehensive loss - Other, net	—	0.1	7.8	7.9
Tax benefit	—	—	—	—
Net reclassifications	—	0.1	7.8	7.9
Net current period other comprehensive income (loss)	15.4	0.1	(21.3)	(5.8)
Balance at August 31, 2024	$(90.3)	$(33.2)	$25.0	$(98.5)

Balance at June 3, 2023	$(114.0)	$(23.8)	$42.7	$(95.1)
Other comprehensive income (loss), net of tax before reclassifications	3.9	—	0.4	4.3
Reclassification from accumulated other comprehensive loss - Other, net	—	(0.1)	7.4	7.3
Tax benefit	—	—	—	—
Net reclassifications	—	(0.1)	7.4	7.3
Net current period other comprehensive income (loss)	3.9	(0.1)	7.8	11.6
Balance at September 2, 2023	$(110.1)	$(23.9)	$50.5	$(83.5)
14. Operating Segments
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
The International Contract & Specialty segment includes the operations associated with the design, manufacture and sale of furniture products, indirectly or directly through an independent dealership network in Europe, the Middle East, Africa and Asia-Pacific as well as the global activities of the Specialty brands, which include Holly Hunt, Spinneybeck|FilzFelt, Maharam, Edelman, and Knoll Textiles.
The Global Retail segment includes global operations associated with the sale of modern design furnishings and accessories to third-party retailers, as well as direct to consumer sales through eCommerce, and physical retail stores.
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

The following is a summary of certain key financial measures for the respective periods indicated:

	Three Months Ended
(In millions)	August 31, 2024	September 2, 2023
Net Sales:
Americas Contract	$454.6	$490.4
International Contract & Specialty	213.5	228.3
Global Retail	193.4	199.0
Total	$861.5	$917.7

Operating Earnings (Loss):
Americas Contract	$17.1	$41.4
International Contract & Specialty	9.3	11.4
Global Retail	4.5	2.2
Total reportable segments	$30.9	$55.0
Corporate	(15.7)	(14.7)
Total	$15.2	$40.3
Many of the Company's assets, including manufacturing, office and showroom facilities, support multiple segments. For that reason, it is impractical to disclose asset information on a segment basis.
15. Restructuring and Integration Expense
As part of restructuring and integration activities the Company has incurred expenses that qualify as exit and disposal costs under U.S. GAAP. These include severance and employee benefit costs as well as other direct separation benefit costs, right of use asset impairment charges, fixed asset impairment charges, and accelerated depreciation of fixed assets. Severance and employee benefit costs primarily relate to cash severance, as well as non-cash severance, including accelerated equity award compensation expense. The Company also incurred expenses that are an integral component of, and directly attributable to, our restructuring and integration activities, which do not qualify as exit and disposal costs under U.S. GAAP. These include integration implementation costs that relate primarily to professional fees and non-cash losses incurred on debt extinguishment.
The expense associated with integration initiatives are included in Selling, general and administrative and the expenses associated with restructuring activities are included in Restructuring expense in the Condensed Consolidated Statements of Comprehensive Income.
Knoll Integration:
Following the Knoll acquisition, the Company announced a multi-year program (the "Knoll Integration") designed to reduce costs and integrate and optimize operations of the combined organization. To date, the Company has recorded a total of $144.4 million in pre-tax integration expense related to this plan. No future costs related to this plan are expected. The integration expenses incurred by the Company included expenses within the following categories:
•Severance and employee benefit costs associated with plans to integrate our operating structure, resulting in workforce reductions. These costs primarily include: severance and employee benefits (cash severance, non-cash severance, including accelerated stock-compensation award expense and other termination benefits).
•Exit and disposal activities include those incurred as a direct result of integration activities, primarily including the reorganization and consolidation of facilities as well as asset impairment charges.
•Other integration costs include professional fees and other incremental third-party expenses, including a loss on extinguishment of debt associated with financing of the Knoll acquisition.
For the three months ended August 31, 2024, we incurred $28.3 million of costs related to the Knoll Integration which was comprised of $25.8 million of exit and disposal costs related to the consolidation of facilities and $2.5 million of other integration costs.
For the three months ended September 2, 2023, we incurred $3.9 million of costs related to the Knoll Integration which was comprised of $3.4 million of exit and disposal costs related to the consolidation of facilities and $0.5 million of other integration costs

The following table provides an analysis of the changes in liability balance for Knoll Integration costs that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and exit and disposal activities) for the three months ended August 31, 2024:

(In millions)	Severance and Employee Benefit	Exit and Disposal Activities	Total
June 1, 2024	$—	$0.7	$0.7
Integration Costs	—	25.8	25.8
Amounts Paid	—	(6.4)	(6.4)
Non-cash costs	—	(19.0)	(19.0)
August 31, 2024	$—	$1.1	$1.1
The Company expects that the remaining liability for the Knoll Integration as of August 31, 2024, will be paid in the balance of fiscal year 2025.
The following is a summary of integration expenses by segment for the periods indicated:

	Three Months Ended
(In millions)	August 31, 2024	September 2, 2023
Americas Contract	$22.5	$3.1
International Contract & Specialty	5.5	0.7
Global Retail	0.3	—
Corporate	—	0.1
Total	$28.3	$3.9
In the second quarter of fiscal 2024 a manufacturing facility located in Wisconsin met the criteria to be classified as an asset held for sale. The decision to sell this facility was made as a result of facility integration activities performed in connection with the integration of Knoll. As of August 31, 2024, and June 1, 2024, the carrying amount of these assets held for sale was $3.2 million and $3.5 million, respectively, and is classified as current assets within "Assets held for sale" in the Condensed Consolidated Balance Sheets.
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
The following table provides an analysis of the changes in the restructuring cost reserve that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and exit and disposal activities) for the 2024 restructuring plan for the three months ended August 31, 2024:

(In millions)	Severance and Employee-Related	Exit and Disposal Activities	Total
June 1, 2024	$10.0	$—	$10.0
Restructuring Costs	—	—	—
Amounts Paid	(4.0)	—	(4.0)
August 31, 2024	$6.0	$—	$6.0
The Company expects that remaining liability for the 2024 restructuring plan as of August 31, 2024, will be paid in fiscal year 2025.

The following is a summary of restructuring costs by segment for the periods indicated:

	Three Months Ended
(In millions)	August 31, 2024	September 2, 2023
Americas Contract	$—	$4.3
International Contract & Specialty	—	0.7
Global Retail	—	0.2
Total	$—	$5.2
16. Variable Interest Entities
The Company entered into long-term notes receivable with certain independently owned dealers that are deemed to be variable interests in variable interest entities. The carrying value of these long-term notes receivable was $17.8 million and $17.9 million as of August 31, 2024, and June 1, 2024, respectively, and represents the Company’s maximum exposure to loss. The Company is not deemed to be the primary beneficiary for any of these variable interest entities as each independently owned dealer controls the activities that most significantly impact the entity’s economic performance, including sales, marketing, and operations.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except share data)
The following is management's discussion and analysis of certain significant factors that affected the Company's financial condition, earnings, and cash flows during the periods included in the accompanying Condensed Consolidated Financial Statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 1, 2024. References to “Notes” are to the footnotes included in the accompanying Condensed Consolidated Financial Statements.
Business Overview
The Company researches, designs, manufactures, sells, and distributes interior furnishings for use in various environments including residential, office, healthcare, and educational settings and provides related services that support organizations and individuals all over the world. The Company's products are sold primarily through independent contract office furniture dealers, direct customer sales, owned and independent retailers and the Company’s eCommerce platforms. The following is a summary of results for the three months ended August 31, 2024:
•Net sales were $861.5 million and orders were $935.9 million, representing a decrease of 6.1% and increase of 2.4%, respectively, when compared to the same quarter of the prior year. On an organic basis, which excludes the impact of foreign currency translation and the impact of the closure of the HAY eCommerce channel in North America, Net sales were $864.3 million(*) and orders were $940.4 million(*), representing an organic decrease of 5.3%(*) and increase of 3.5%(*), respectively, when compared to the same quarter of the prior year.
•Gross margin in the first quarter was 39.0% which is flat when compared to the same quarter of the prior year. Benefits from pricing actions, favorable business and product mix and the realization of synergies associated with the Knoll acquisition offset the loss of leverage of fixed operating costs on lower sales volumes.
•Operating expenses increased by $3.3 million or 1.0% as compared to the same quarter of the prior year. The increase was driven primarily by higher Knoll integration costs as compared to the same period in the prior year, offset in part by a reduction in restructuring costs, reduced variable-selling costs on lower sales volume and the realization of savings related to integration and restructuring actions.
•The effective tax rate was 66.2% compared to 24.4% for the same quarter of the prior year. The current quarter rate resulted from the current quarter reflecting a pre-tax loss along with return to provision true-ups recorded in the current period compared to the prior year.
•Diluted loss per share was $0.02 as compared to diluted earnings per share of $0.22 in the prior year. Adjusted diluted earnings per share was $0.36(*), a 2.7%(*) decrease as compared to prior year adjusted diluted earnings per share.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

The following summary includes the Company's view of the economic environment in which it operates:
•MillerKnoll finished the first quarter of fiscal year 2025 with demand improvement within the Americas Contract and International Contract & Specialty segments. This improvement in order volume was driven by a general increase in day-to-day and project activity, including a ramp-up in larger project opportunities in the Americas and Asia. Demand in the Global Retail segment continues to reflect the impact of a tepid housing market, though the segment saw margin improvement in the quarter driven by investments in strengthening operational capabilities.
•The Americas Contract segment in the first quarter reported Net sales totaling $454.6 million, down 7.3% compared to the prior year period on a reported basis and down 7.0%(*) organically. Americas Contract had new orders of $512.7 million, which was an increase of 5.2% from the prior year and and increase of 5.7%(*) on an organic basis.
•The International Contract & Specialty segment delivered Net sales in the first quarter of $213.5 million, a decrease of 6.5% from the year-ago period on a reported basis and a decrease of 6.3%(*) organically. New orders in this segment totaled $234.1 million, representing a year-over-year increase of 2.7% on a reported basis and an increase of 3.1%(*) organically.

•Net sales in the first quarter for the Global Retail segment totaled $193.4 million, a decrease of 2.8% over the same quarter last year on a reported basis and an increase of 0.4%(*) organically. Orders in the quarter totaled $189.1 million, down 4.7% compared to the same period last year on a reported basis and down 1.6%(*) organically.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

The Company's fiscal year is the 52 or 53 week period ending on the Saturday closest to May 31. The fiscal year ending May 31, 2025 ("fiscal 2025") and the fiscal year ended June 1, 2024 ("fiscal 2024") both contain 52 weeks.
The remaining sections within Item 2 include additional analysis of the three months ended August 31, 2024, including discussion of significant variances compared to the prior year periods.
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
Adjusted Earnings per Share represents reported diluted earnings per share excluding the impact from amortization of Knoll purchased intangibles, integration charges, restructuring expenses, Knoll pension plan termination charges and the related tax effect of these adjustments. These adjustments are described further below.
Organic Growth (Decline) represents the change in sales and orders, excluding currency translation effects and the impact of the closure of the HAY eCommerce channel in North America.
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
•Integration Charges: Knoll integration-related costs include severance, accelerated stock-based compensation expenses, asset impairment charges associated with lease and operations facility consolidation activity, and expenses related to synergy realization efforts and reorganization initiatives.
•Restructuring charges: Includes costs associated with actions involving targeted workforce reductions.
•Knoll pension plan termination charges: Includes expenses incurred associated with the termination of the Knoll pension plan.
•Tax related items: We excluded the income tax benefit/provision effect of the tax related items from our non-GAAP measures because they are not associated with the tax expense on our ongoing operating results.

The following tables reconciles Net sales to Net sales, organic for the periods ended as indicated below:

	Three Months Ended
	August 31, 2024
	Americas Contract	International Contract & Specialty	Global Retail	Total
Net sales, as reported	$454.6	$213.5	$193.4	$861.5
% change from PY	(7.3)%	(6.5)%	(2.8)%	(6.1)%

Adjustments
Currency translation effects (1)	1.4	0.5	0.9	2.8
Net sales, organic	$456.0	$214.0	$194.3	$864.3
% change from PY	(7.0)%	(6.3)%	0.4%	(5.3)%

	Three Months Ended
	September 2, 2023
	Americas Contract	International Contract & Specialty	Global Retail	Total
Net sales, as reported	$490.4	$228.3	$199.0	$917.7

Adjustments
HAY eCommerce	—	—	(5.5)	(5.5)
Net sales, organic	$490.4	$228.3	$193.5	$912.2
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period.

The following tables reconcile orders as reported to organic orders for the periods ended as indicated below:

	Three Months Ended
	August 31, 2024
	Americas Contract	International Contract & Specialty	Global Retail	Total
Orders, as reported	$512.7	$234.1	$189.1	$935.9
% change from PY	5.2%	2.7%	(4.7)%	2.4%

Adjustments
Currency translation effects (1)	2.4	0.9	1.2	4.5
Orders, organic	$515.1	$235.0	$190.3	$940.4
% change from PY	5.7%	3.1%	(1.6)%	3.5%

	Three Months Ended
	September 2, 2023
	Americas Contract	International Contract & Specialty	Global Retail	Total
Orders, as reported	$487.3	$227.9	$198.5	$913.7

Adjustments
HAY eCommerce	—	—	(5.1)	(5.1)
Orders, organic	$487.3	$227.9	$193.4	$908.6
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period.

The following table reconciles earnings per share - diluted to adjusted earnings per share - diluted for the periods ended as indicated below:

	Three Months Ended
	August 31, 2024	September 2, 2023
(Loss) earnings per share - diluted	$(0.02)	$0.22

Add: Amortization of Knoll purchased intangibles	0.08	0.08
Add: Integration charges	0.40	0.07
Add: Restructuring charges	—	0.05
Add: Knoll pension plan termination charges	0.01	—
Tax impact on adjustments	(0.11)	(0.05)
Adjusted earnings per share - diluted	$0.36	$0.37
Weighted average shares outstanding (used for calculating adjusted earnings per share) – diluted	70,206,373	75,707,536

Key Highlights
The following table presents certain key highlights from the results of operations for the three months ended:

	Three Months Ended
(In millions, except share data)	August 31, 2024	September 2, 2023	% Change
Net sales	$861.5	$917.7	(6.1)%
Cost of sales	525.2	559.6	(6.1)%
Gross margin	336.3	358.1	(6.1)%
Operating expenses	321.1	317.8	1.0%
Operating earnings	15.2	40.3	(62.3)%
Other expenses, net	16.9	19.2	(12.0)%
(Loss) earnings before income taxes and equity income	(1.7)	21.1	N/A
Income tax (benefit) expense	(1.1)	5.1	N/A
Equity income from nonconsolidated affiliates, net of tax	0.1	0.1	—%
Net (loss) earnings	(0.5)	16.1	N/A
Net earnings (loss) attributable to redeemable noncontrolling interests	0.7	(0.6)	N/A
Net (loss) earnings attributable to MillerKnoll, Inc.	$(1.2)	$16.7	N/A
(Loss) earnings per share - basic	$(0.02)	$0.22	N/A
Orders	$935.9	$913.7	2.4%
Backlog	$758.0	$694.0	9.2%
The following table presents select components of the Company's Condensed Consolidated Statements of Comprehensive (Loss) Income as a percentage of Net sales, for the three months ended:

	Three Months Ended
	August 31, 2024	September 2, 2023
Net sales	100.0%	100.0%
Cost of sales	61.0%	61.0%
Gross margin	39.0%	39.0%
Operating expenses	37.3%	34.6%
Operating earnings	1.8%	4.4%
Other expenses, net	2.0%	2.1%
(Loss) earnings before income taxes and equity income	(0.2)%	2.3%
Income tax (benefit) expense	(0.1)%	0.6%
Equity income from nonconsolidated affiliates, net of tax	—%	—%
Net (loss) earnings	(0.1)%	1.8%
Net earnings (loss) attributable to redeemable noncontrolling interests	0.1%	(0.1)%
Net (loss) earnings attributable to MillerKnoll, Inc.	(0.1)%	1.8%

Net Sales
The following chart presents graphically the primary drivers of the year-over-year change in Net sales for the three months ended August 31, 2024. The amounts presented in the graph are expressed in millions and have been rounded.

Net sales decreased $56.2 million or 6.1% in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024. The following items contributed to the change:
•Decreased sales volume within the Americas Contract and International Contract & Specialty segments of approximately $50 million and $10 million, respectively.
•Decrease of $6 million related to the closure of the HAY eCommerce channel in North America that occurred in the prior year.
•Foreign currency translation decreased Net sales by approximately $3 million. Offset in part by:
•Price increases, net of incremental discounting, which drove an increase in Net sales of approximately $10 million.
•Increased sales volume within the Global Retail segment of approximately $3 million.
Gross Margin
Gross margin was 39.0% in both the first quarter of fiscal 2025 and the first quarter of fiscal 2024. Although Gross margin was flat to the prior year, summarized below are factors that most significantly impacted gross margin during the quarter:
•Price increases, net of incremental discounting, contributed to margin improvement of approximately 60 basis points.
•Favorable business and product mix contributed to margin improvement of approximately 60 basis points.
•Loss of leverage on lower sales volumes negatively impacted margin by approximately 120 basis points.

Operating Expenses
The following chart presents graphically the primary drivers of the year-over-year change in Operating expenses for the three months ended August 31, 2024. The amounts presented in the graphs are expressed in millions and have been rounded.

Operating expenses increased by $3.3 million or 1.0% in the first quarter of fiscal 2025 compared to the prior year period. The following factors contributed to the change:
•Acquisition related integration charges contributed an increase in Operating expenses as compared to the same period of the prior year of approximately $24 million; This was offset in part by:
•Variable selling and marketing costs decreased by approximately $13 million driven by variability on lower net sales and the impact of cost synergies achieved through the acquisition of Knoll and restructuring actions taken in the prior year;
•Restructuring charges related to reductions in the Company's workforce in the prior year of approximately $5 million that did not occur in the current year; and
•Compensation and benefit costs, which decreased approximately $3 million, driven by changes in variable-based compensation and incentives.

Other Income/Expense
During the three months ended August 31, 2024, net Other expense was $16.9 million, representing a decrease of $2.3 million compared to the same period in the prior year, driven primarily by reductions in foreign currency losses.
Income Taxes
See Note 9 of the Condensed Consolidated Financial Statements for additional information.

Operating Segment Results
The business is comprised of various operating segments as defined by generally accepted accounting principles in the United States. These operating segments are determined on the basis of how the Company internally reports and evaluates financial information used to make operating decisions. The segments identified by the Company are Americas Contract, International Contract & Specialty, and Global Retail. Unallocated expenses are reported within the Corporate category. For descriptions of each segment, refer to Note 14 of the Condensed Consolidated Financial Statements.
The charts below present the relative mix of Net sales and Operating earnings across each of the Company's segments during the three month period ended August 31, 2024. This is followed by a discussion of the Company's results, by reportable segment. The amounts presented in the charts are in millions and have been rounded.

Americas Contract

	Three Months Ended
(Dollars in millions)	August 31, 2024	September 2, 2023	Change
Net sales	$454.6	$490.4	$(35.8)
Gross margin	154.1	174.8	(20.7)
Gross margin %	33.9%	35.6%	(1.7)%
Operating earnings	17.1	41.4	(24.3)
Operating earnings %	3.8%	8.4%	(4.6)%
For the three month comparative period, Net sales decreased 7.3%, or 7.0%(*) on an organic basis, over the prior year period due to:
•Decreased sales volumes within the segment of approximately $50 million. Although the segment experienced growth in order volume during the quarter, the timing of orders during the quarter and customer requests to ship product further out from order entry drove a year over year decrease in sales; and
•Unfavorable foreign currency translation of approximately $2 million; offset in part by
•Price increases, net of incremental discounting of $16 million.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

For the three month comparative period, operating earnings decreased $24.3 million, or 58.7%, over the prior year period due to:
•Decreased Gross margin of $20.7 million due to the decrease in net sales discussed above and a decrease in gross margin percentage of 170 basis points. The decrease in gross margin percentage was due primarily to:
◦Loss of leverage of fixed costs due to reduced production volumes which had a negative impact on margin of approximately 270 basis points; and
◦Increased commodity and product distribution costs which had a negative impact on margin of 130 basis points. These increases were offset by:
◦The impact of incremental list price increases, net of contract price discounting which provided an approximately 230 basis point improvement over the prior year; as well as
◦The favorable impact of realization of synergies associated with the Knoll acquisition.
•Increased Operating expenses of $3.6 million driven primarily by:
◦Increase acquisition related integration costs of approximately $19 million in the current period. This increase was offset by:
◦Decreased variable selling and marketing costs of $7 million;
◦Decreased restructuring charges of $4 million; and
◦Decreased variable compensation and benefit costs of $4 million.
International Contract & Specialty

	Three Months Ended
(Dollars in millions)	August 31, 2024	September 2, 2023	Change
Net sales	$213.5	$228.3	$(14.8)
Gross margin	95.1	96.9	(1.8)
Gross margin %	44.5%	42.4%	2.1%
Operating earnings	9.3	11.4	(2.1)
Operating earnings %	4.4%	5.0%	(0.6)%

For the three month comparative period, Net sales decreased 6.5%, or 6.3%(*) on an organic basis, over the prior year period due to:
•Decline in sales volume of approximately $10 million;
•Incremental promotional discounting, net of price increases, which decreased sales by $4 million; and
•Unfavorable foreign currency translation of approximately $1 million.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

For the three month comparative period, operating earnings decreased $2.1 million, or 18.4% over the prior year period due to:
•Decreased Gross margin of $1.8 million due to the decrease in net sales discussed above, offset by an increase in gross margin percentage of 210 basis points due primarily to favorable product mix.
•Operating expenses remained relatively flat to the prior year. The factors that most significantly impacted operating expenses during the quarter were:
◦Increase in integration related charges in the current year of $5 million. This increase was offset by:
◦Decreased variable compensation and benefit costs and cost synergies achieved through the acquisition of Knoll.
Global Retail

	Three Months Ended
(Dollars in millions)	August 31, 2024	September 2, 2023	Change
Net sales	$193.4	$199.0	$(5.6)
Gross margin	87.1	86.4	0.7
Gross margin %	45.0%	43.4%	1.6%
Operating earnings	4.5	2.2	2.3
Operating earnings %	2.3%	1.1%	1.2%
For the three month comparative period, Net sales decreased 2.8%, and increased 0.4%(*) on an organic basis, over the prior year period due to:
•Decrease of $6 million related to the closure of the HAY eCommerce channel in North America that occurred in the prior year;
•Incremental discounting, net of price increases which decreased sales by $2 million; and
•Unfavorable foreign currency translation of approximately $1 million; offset in part by
•An increase in sales volume of approximately $3 million.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

For the three month comparative period, Operating earnings increased $2.3 million or 104.5% over the prior year period due to:
•Increased Gross margin of $0.7 million due to the gross margin percentage increase of 160 basis points which was attributable to:
◦The impact of reduced costs as compared to the prior year associated with product distribution and inventory paired with operational efficiencies.
•Decreased Operating expenses of $1.6 million primarily related to lower variable selling and marketing costs driven by the impact of cost synergies achieved through the acquisition of Knoll.
Corporate
Corporate unallocated expenses totaled $15.7 million for the first quarter of fiscal 2025, an increase of $1.0 million from the first quarter of fiscal 2024.

Liquidity and Capital Resources
The table below summarizes the net change in Cash and cash equivalents for the three months ended as indicated.

(In millions)	August 31, 2024	September 2, 2023
Cash provided by (used in):
Operating activities	$21.1	$130.9
Investing activities	(22.3)	(26.3)
Financing activities	(20.3)	(111.1)
Effect of exchange rate changes	0.8	0.5
Net change in Cash and cash equivalents	$(20.7)	$(6.0)
Cash Flows - Operating Activities
Net cash provided by operating activities for the three months ended August 31, 2024, totaled $21.1 million compared to $130.9 million in the same period of the prior year. The decrease in cash inflow is due primarily to lower net income and changes in working capital. Our working capital consists primarily of receivables from customers, inventory, prepaid expenses, accounts payable, accrued compensation, and accrued other expenses. Working capital changes were primarily affected by payment of variable compensation in the current quarter as well as timing of collection of our receivables.
Cash Flows - Investing Activities
Cash used in investing activities for the three months ended August 31, 2024, was $22.3 million, as compared to $26.3 million in the same period of the prior year. The decrease in cash outflow in the current year, compared to the prior year, was primarily due to a decrease in the total volume of notes receivable entered into with certain independently owned dealers in the current quarter as compared to the same period of the prior year, offset in part by increased capital expenditures in the quarter.
At the end of the first quarter of fiscal 2025, there were outstanding commitments for capital purchases of $14.5 million. The Company plans to fund these commitments through a combination of cash on hand and cash flows from operations. The Company expects full-year capital purchases to be between $100 million and $125 million, which will be primarily related to investments in the Company's facilities and equipment. This compares to full-year capital spending of $78.4 million in fiscal 2024. Capital expenditures for the first three months of fiscal 2025 were $22.6 million compared to $19.9 million for the three months ended September 2, 2023.
Cash Flows - Financing Activities
Cash used in financing activities for the three months ended August 31, 2024, was $20.3 million, as compared to $111.1 million in the same period of the prior year. The decrease in cash used in the current quarter, compared to the prior year, was primarily due to:
•Net borrowings on the credit agreement of $43.1 million in the current year compared to net payments of $59.4 million in the same period of the prior year.
•The Company repurchased 1,544,733 shares at a cost of $43.7 million in the current year as compared to 1,670,135 share repurchases totaling $32.0 million in the same period of the prior year.
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

At the end of the first quarter of fiscal 2025, the Company had a well-positioned balance sheet and liquidity profile. The Company has access to liquidity through credit facilities as well as cash and cash equivalents. These sources have been summarized below. For additional information, refer to Note 12 to the Condensed Consolidated Financial Statements.

(In millions)	August 31, 2024	June 1, 2024
Cash and cash equivalents	$209.7	$230.4
Availability under syndicated revolving line of credit	278.7	322.3
Total liquidity	$488.4	$552.7
Of the Cash and cash equivalents noted above at the end of the first quarter of fiscal 2025, the Company had $201.3 million of Cash and cash equivalents held outside the United States.
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
As of August 31, 2024, the total debt outstanding related to borrowings under the syndicated revolving line of credit was $433.1 million with available borrowings on this facility of $278.7 million.
The Company intends to repatriate $104.3 million of undistributed foreign earnings all of which is held in cash in certain foreign jurisdictions with the remainder of undistributed earnings outside the U.S. recorded in working capital. The Company has recorded a $3.7 million deferred tax liability related to foreign withholding taxes on these future dividends received in the U.S. from foreign subsidiaries. A significant portion of the $104.3 million of undistributed foreign earnings was previously taxed under the U.S. Tax Cut and Jobs Act (TCJA). The Company intends to remain indefinitely reinvested in the remaining undistributed earnings outside the U.S. which is estimated to be approximately $347.5 million on August 31, 2024.
The Company believes cash on hand, cash generated from operations, and borrowing capacity will provide adequate liquidity to fund near term and foreseeable future business operations, capital needs, upcoming debt maturities, future dividends and share repurchases, subject to financing availability in the marketplace.
Contractual Obligations
Contractual obligations associated with ongoing business and financing activities will require cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments as of June 1, 2024, was provided in the Company's Annual Report on Form 10-K for the year ended June 1, 2024. There have been no material changes in such obligations since that date.
Guarantees
See Note 11 to the Condensed Consolidated Financial Statements.
Variable Interest Entities
See Note 16 to the Condensed Consolidated Financial Statements.
Contingencies
See Note 11 to the Condensed Consolidated Financial Statements.
Critical Accounting Policies
The Company strives to report financial results clearly and understandably. The Company follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which require certain estimates and judgments that affect the financial position and results of operations for the Company. The Company continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Company's Annual Report on Form 10-K for the year ended June 1, 2024.
New Accounting Standards
See Note 2 to the Condensed Consolidated Financial Statements.

Cautionary Note Regarding Forward-Looking Statements
This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to future events and anticipated results of operations, business strategies, the anticipated benefits of our acquisition of Knoll, the anticipated impact of the Knoll acquisition on the combined Company’s business and future financial and operating results, the expected amount and timing of synergies from the Knoll acquisition, and other aspects of our operations or operating results. These forward-looking statements generally can be identified by phrases such as “will,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates” or other words or phrases of similar import. It is uncertain whether any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do, what impact they will have on the results of operations and financial condition of MillerKnoll or the price of MillerKnoll’s stock. These forward-looking statements involve certain risks and uncertainties, many of which are beyond MillerKnoll’s control, that could cause actual results to differ materially from those indicated in such forward-looking statements, including but not limited to: general economic conditions; the impact of any government policies and actions to protect the health and safety of individuals or to maintain the functioning of national or global economies, and the Company's response to any such policies and actions; the impact of public health crises, such as pandemics and epidemics; risks related to the additional debt incurred in connection with the Knoll acquisition; MillerKnoll’s ability to comply with its debt covenants and obligations; the risk that the anticipated benefits of the Knoll acquisition will be more costly to realize than expected; the effect of the Knoll acquisition on the ability of MillerKnoll to retain and hire key personnel and maintain relationships with customers, suppliers and others with whom MillerKnoll does business, or on MillerKnoll’s operating results and business generally; the ability to successfully integrate Knoll’s operations; the ability of MillerKnoll to implement its plans, forecasts and other expectations with respect to MillerKnoll’s business after the completion of the Knoll acquisition and realize expected synergies; business disruption following the Knoll acquisition; the availability and pricing of raw materials; the financial strength of our dealers and the financial strength of our customers; the success of newly-introduced products; the pace and level of government procurement; and the outcome of pending litigation or governmental audits or investigations. For additional information about other factors that could cause actual results to differ materially from those described in the forward-looking statements, please refer to MillerKnoll’s periodic reports and other filings with the SEC, including the risk factors identified in our most recent Quarterly Reports on Form 10-Q and Annual Report on Form 10-K for the year ended June 1, 2024. The forward-looking statements included in this report are made only as of the date hereof. MillerKnoll does not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances, except as required by law.
Item 3: Quantitative and Qualitative Disclosures About Market Risk
The information concerning quantitative and qualitative disclosures about market risk contained in the Company’s Annual Report on Form 10-K for the year ended June 1, 2024, has not changed materially. The nature of market risks from interest rates and commodity prices has not changed materially during the first three months of fiscal 2025.
Foreign Exchange Risk
The Company primarily manufactures its products in the United States, United Kingdom, Canada, China, Italy, India, Mexico, and Brazil. It also sources completed products and product components from outside the United States. The Company's completed products are sold in numerous countries around the world. Sales in foreign countries as well as certain expenses related to those sales are transacted in currencies other than the Company's reporting currency, the U.S. dollar. Accordingly, production costs and profit margins related to these sales are affected by the currency exchange relationship between the countries where the sales take place and the countries where the products are sourced or manufactured. These currency exchange relationships can also impact the Company's competitive positions within these markets.
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

Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2024, and the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company's disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended August 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1: Legal Proceedings
There have been no material changes in the Company's legal proceedings from those set forth in the Company's Annual Report on Form 10-K for the year ended June 1, 2024.
Item 1A: Risk Factors
There have been no material changes in the Company's risk factors from those set forth in the Company's Annual Report on Form 10-K for the year ended June 1, 2024.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company has one share repurchase plan authorized by the Board of Directors on January 16, 2019, which provides a share repurchase authorization of $250.0 million with no specified expiration date. On July 16, 2024, the Company announced that the Board of Directors approved an increase to this repurchase plan to authorize an additional $200 million to fund share repurchases. The approximate dollar value of shares available for purchase under the plan at August 31, 2024, was $222.5 million.
The following is a summary of share repurchase activity during the fiscal quarter ended August 31, 2024.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions) (1)
6/2/2024 - 6/29/2024	—	$—	—	$266.3
6/30/2024 - 7/27/2024	736,905	$27.45	736,905	$246.0
7/28/2024 - 8/31/2024	807,828	$29.10	807,828	$222.5
Total	1,544,733		1,544,733

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
Item 5: Other Information
On September 23, 2024, Chris Baldwin, Group President, adopted a trading arrangement intended to satisfy the affirmative defense of SEC Rule 10b5-1(c). The trading arrangement provides for the sale of up to 101,462 of shares of the Company's common stock and has a duration that expires on September 22, 2025. Except as disclosed above, during the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a "Rule 10b5-1 Trading Arrangement" or "Non-Rule 10b5-1 Trading Arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 6: Exhibits
The following exhibits (listed by number corresponding to the Exhibit table as Item 601 in Regulation S-K) are filed with this Report:

Exhibit Number    Document
10.1    MillerKnoll, Inc. 2023 Long-Term Incentive Plan, as Amended, Global EBITDA and Revenue Performance Share Unit with TSR Multiplier Award Agreement*
10.2    MillerKnoll, Inc. 2023 Long-Term Incentive Plan, as Amended, Global Restricted Stock Unit Award Agreement*
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
MillerKnoll, Inc.

October 9, 2024	/s/ Andrea R. Owen
Andrea R. Owen
President and Chief Executive Officer
(Duly Authorized Signatory for Registrant)

October 9, 2024	/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer
(Duly Authorized Signatory for Registrant)