Form 10-Q
period 2024-11-30
MILLERKNOLL, INC.
filed 2025-01-06
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2024
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

As of January 2, 2025, MillerKnoll, Inc. had 68,158,992 shares of common stock outstanding.

MillerKnoll, Inc.
Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements
MillerKnoll, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)

(Dollars in millions, except share data)	Three Months Ended		Six Months Ended
(Unaudited)	November 30, 2024	December 2, 2023	November 30, 2024	December 2, 2023
Net sales	$970.4	$949.5	$1,831.9	$1,867.2
Cost of sales	593.4	577.5	1,118.6	1,137.1
Gross margin	377.0	372.0	713.3	730.1
Operating expenses:
Selling, general and administrative	289.9	287.6	588.3	578.1
Restructuring expense	—	1.8	—	7.0
Design and research	24.6	22.2	47.3	44.3
Total operating expenses	314.5	311.6	635.6	629.4
Operating earnings	62.5	60.4	77.7	100.7
Interest expense	20.4	19.8	40.3	39.0
Interest and other investment (income) expense	(1.5)	(1.3)	(3.1)	(3.5)
Other (income) expense, net	(1.3)	(2.4)	(2.7)	(0.2)
Earnings before income taxes and equity income	44.9	44.3	43.2	65.4
Income tax expense	9.8	9.5	8.7	14.6
Equity income (loss) from nonconsolidated affiliates, net of tax	0.1	(0.4)	0.2	(0.3)
Net earnings	35.2	34.4	34.7	50.5
Net earnings attributable to redeemable noncontrolling interests	1.1	0.9	1.8	0.3
Net earnings attributable to MillerKnoll, Inc.	$34.1	$33.5	$32.9	$50.2

Earnings per share - basic	$0.49	$0.45	$0.47	$0.67
Earnings per share - diluted	$0.49	$0.45	$0.47	$0.67

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	$(36.2)	$7.3	$(20.8)	$11.2
Pension and post-retirement liability adjustments	2.8	—	2.9	(0.1)
Unrealized gain (loss) on interest rate swap agreement	3.6	(7.9)	(17.7)	(0.1)
Other comprehensive (loss) income, net of tax	$(29.8)	$(0.6)	$(35.6)	$11.0
Comprehensive income (loss)	5.4	33.8	(0.9)	61.5
Comprehensive income attributable to redeemable noncontrolling interests	1.1	0.9	1.8	0.3
Comprehensive income (loss) attributable to MillerKnoll, Inc.	$4.3	$32.9	$(2.7)	$61.2
See accompanying notes to Condensed Consolidated Financial Statements.

MillerKnoll, Inc.
Condensed Consolidated Balance Sheets

(Dollars in millions, except share data)
(Unaudited)	November 30, 2024	June 1, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$221.1	$230.4
Accounts receivable, net of allowance of $8.1 and $7.4	327.8	308.3
Unbilled accounts receivable	43.7	22.2
Inventories, net	430.6	428.6
Prepaid expenses	85.9	66.5
Assets held for sale	3.2	3.5
Other current assets	13.5	10.1
Total current assets	1,125.8	1,069.6
Property and equipment, at cost	1,611.1	1,582.7
Less — accumulated depreciation	(1,126.7)	(1,090.7)
Net property and equipment	484.4	492.0
Right of use assets	373.5	375.6
Goodwill	1,218.2	1,226.3
Indefinite-lived intangibles	462.5	465.5
Other amortizable intangibles, net of accumulated amortization of $240.6 and $223.4	259.5	279.3
Other noncurrent assets	112.3	135.3
Total Assets	$4,036.2	$4,043.6

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$244.7	$241.4
Short-term borrowings and current portion of long-term debt	48.7	43.5
Accrued compensation and benefits	83.6	104.5
Short-term lease liability	71.3	67.2
Accrued warranty	16.8	17.6
Customer deposits	96.7	100.2
Other accrued liabilities	141.9	123.3
Total current liabilities	703.7	697.7
Long-term debt	1,343.2	1,291.7
Pension and post-retirement benefits	6.9	10.0
Lease liabilities	376.2	360.4
Other liabilities	222.0	224.8
Total Liabilities	2,652.0	2,584.6
Redeemable noncontrolling interests	73.4	73.9
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 68,434,419 and 70,377,692 shares issued and outstanding in fiscal 2025 and 2024, respectively)	13.7	14.1
Additional paid-in capital	680.3	725.3
Retained earnings	745.1	738.4
Accumulated other comprehensive loss	(128.3)	(92.7)
Total Stockholders' Equity	1,310.8	1,385.1
Total Liabilities, Redeemable Noncontrolling Interests, and Stockholders' Equity	$4,036.2	$4,043.6
See accompanying notes to Condensed Consolidated Financial Statements.

MillerKnoll, Inc.
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Six Months Ended
(Unaudited)	November 30, 2024	December 2, 2023
Cash Flows from Operating Activities:
Net earnings	$34.7	$50.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	70.3	74.6
Stock-based compensation	17.9	11.7
Amortization of deferred financing costs	2.3	2.3
Loss on sale of equity method investment	—	0.4
Operating leases	4.6	(2.3)
Deferred taxes	0.9	(0.3)
Restructuring expense	—	7.0
(Increase) decrease in current assets	(75.1)	71.0
Increase (decrease) in current liabilities	18.0	(1.7)
Other, net	2.8	0.2
Net Cash Provided by Operating Activities	76.4	213.4

Cash Flows from Investing Activities:
Advances of notes receivable	(2.3)	(7.1)
Collection of notes receivable	3.2	1.0
Proceeds from the sale of equity method investment	—	3.5
Capital expenditures	(44.9)	(39.9)
Other, net	(0.8)	1.2
Net Cash Used in Investing Activities	(44.8)	(41.3)

Cash Flows from Financing Activities:
Repayments of long-term debt	(18.1)	(13.1)
Proceeds from credit facility	486.6	386.1
Repayments of credit facility	(413.5)	(457.8)
Dividends paid	(26.2)	(28.1)
Common stock issued	3.4	1.9
Common stock repurchased and retired	(66.9)	(60.0)
Other, net	0.8	0.2
Net Cash Used in Financing Activities	(33.9)	(170.8)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(7.0)	1.0
Net Decrease in Cash and Cash Equivalents	(9.3)	2.3

Cash and Cash Equivalents, Beginning of Period	230.4	223.5
Cash and Cash Equivalents, End of Period	$221.1	$225.8
See accompanying notes to Condensed Consolidated Financial Statements.

MillerKnoll, Inc.
Condensed Consolidated Statements of Stockholders' Equity

	Six Months Ended November 30, 2024
(Dollars in millions, except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation Plan	MillerKnoll, Inc. Stockholders' Equity
(Unaudited)	Shares	Amount
June 1, 2024	70,377,692	$14.1	$725.3	$738.4	$(92.7)	$—	$1,385.1
Net (loss)	—	—	—	(1.2)	—	—	(1.2)
Other comprehensive income, net of tax	—	—	—	—	(5.8)	—	(5.8)
Stock-based compensation expense	—	—	9.1	—	—	—	9.1
Exercise of stock options	71,848	—	1.5	—	—	—	1.5
Restricted and performance stock units released	393,591	0.1	0.1	—	—	—	0.2
Employee stock purchase plan issuances	30,002	—	0.8	—	—	—	0.8
Repurchase and retirement of common stock, including excise tax	(1,544,733)	(0.3)	(43.7)	—	—	—	(44.0)
Dividends declared ($0.1875 per share)	—	—	—	(13.2)	—	—	(13.2)
August 31, 2024	69,328,400	$13.9	$693.1	$724.0	$(98.5)	$—	$1,332.5
Net earnings	—	—	—	34.1	—	—	34.1
Other comprehensive income, net of tax	—	—	—	—	(29.8)	—	(29.8)
Stock-based compensation expense	—	—	8.8	—	—	—	8.8
Exercise of stock options	21,318	—	0.4	—	—	—	0.4
Restricted and performance stock units released	6,323	—	0.4	—	—	—	0.4
Employee stock purchase plan issuances	32,251	—	0.7	—	—	—	0.7
Repurchase and retirement of common stock, including excise tax	(955,646)	(0.2)	(23.2)	—	—	—	(23.4)
Dividends declared ($0.1875 per share)	—	—	—	(13.0)	—	—	(13.0)
Directors' fees	1,773	—	0.1	—	—	—	0.1
November 30, 2024	68,434,419	$13.7	$680.3	$745.1	$(128.3)	$—	$1,310.8

	Six Months Ended December 2, 2023
(Dollars in millions, except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation Plan	MillerKnoll, Inc. Stockholders' Equity
(Unaudited)	Shares	Amount
June 3, 2023	75,698,670	$15.1	$836.5	$676.1	$(95.1)	$—	$1,432.6
Net earnings	—	—	—	16.7	—	—	16.7
Other comprehensive loss, net of tax	—	—	—	—	11.6	—	11.6
Stock-based compensation expense	(983)	—	6.4	—	—	—	6.4
Restricted and performance stock units released	332,566	0.1	0.1	—	—	—	0.2
Employee stock purchase plan issuances	45,107	—	0.9	—	—	—	0.9
Repurchase and retirement of common stock	(1,670,135)	(0.3)	(31.7)	—	—	—	(32.0)
Dividends declared ($0.1875 per share)	—	—	—	(14.1)	—	—	(14.1)
September 2, 2023	74,405,225	$14.9	$812.2	$678.7	$(83.5)	$—	$1,422.3
Net earnings	—	—	—	33.5	—	—	33.5
Other comprehensive income, net of tax	—	—	—	—	(0.6)	—	(0.6)
Stock-base compensation expense	—	—	5.3	—	—	—	5.3
Exercise of stock options	19,429	—	0.4	—	—	—	0.4
Restricted and performance stock units released	11,887	—	1.3	—	—	—	1.3
Employee stock purchase plan issuances	31,669	—	—	—	—	—	—
Repurchase and retirement of common stock	(1,390,551)	(0.3)	(27.7)	—	—	—	(28.0)
Dividends declared ($0.1875 per share)	—	—	—	(13.7)	—	—	(13.7)
Other	—	—		0.1	—	—	0.1
December 2, 2023	73,077,659	$14.6	$791.5	$698.6	$(84.1)	$—	$1,420.6

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
The accompanying unaudited Condensed Consolidated Financial Statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly the financial position of the Company as of November 30, 2024. Operating results for the three and six months ended November 30, 2024, are not necessarily indicative of the results that may be expected for the year ending May 31, 2025 ("fiscal 2025"). These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 1, 2024 ("fiscal 2024"). All intercompany transactions have been eliminated in the Condensed Consolidated Financial Statements. The financial statements of equity method investments are not consolidated.
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

The Company’s net cash pool position consisted of the following:

(In millions)	November 30, 2024	June 1, 2024
Gross cash position	$70.1	$26.6
Less: cash borrowings	(69.3)	(23.0)
Net cash position	$0.8	$3.6
2. Recently Issued Accounting Standards
The Company evaluates all Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board ("FASB") for consideration of their applicability to our consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued this ASU to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The ASU becomes effective for the Company beginning with its annual period ending May 31, 2025, and interim periods beginning with the first quarter of fiscal 2026. The Company expects the adoption of this guidance will modify our disclosures, but we do not expect it to have a material effect on our financial position, results of operations, or cash flows.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Tax Disclosures. In December 2023, the FASB issued this ASU which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. The Company expects the adoption of this guidance will modify our disclosures, but we do not expect it to have a material effect on our financial position, results of operations, or cash flows.
ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In November 2024, the FASB issued this ASU which requires disclosure on an annual and interim basis, in the notes to the financial statements, of disaggregated information about specific categories underlying certain income statement expense line items. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, applied retrospectively. The Company is currently reviewing the provisions of the amendments in this update and evaluating their impact on the Company’s consolidated financial statements.
We have assessed all other ASUs issued but not yet adopted and concluded that those not disclosed are not relevant to the Company or are not expected to have a material impact.
3. Revenue from Contracts with Customers
Disaggregated Revenue
Revenue disaggregated by contract type is provided in the table below:

	Three Months Ended		Six Months Ended
(In millions)	November 30, 2024	December 2, 2023	November 30, 2024	December 2, 2023
Net Sales:
Single performance obligation
Product revenue	$904.1	$871.3	$1,693.3	$1,716.8
Multiple performance obligations
Product revenue	63.6	74.9	132.5	143.6
Service revenue	1.3	1.0	2.2	2.0
Other	1.4	2.3	3.9	4.8
Total	$970.4	$949.5	$1,831.9	$1,867.2
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
The Other category primarily consists of textiles, uncategorized product sales, and service sales.
Revenue disaggregated by product type and reportable segment is provided in the table below:

	Three Months Ended		Six Months Ended
(In millions)	November 30, 2024	December 2, 2023	November 30, 2024	December 2, 2023
Americas Contract:
Workplace	$330.8	$311.3	$615.3	$635.5
Performance Seating	106.1	103.8	212.3	207.1
Lifestyle	63.6	56.0	121.0	116.6
Other	3.7	5.0	10.2	7.3
Total Americas Contract	$504.2	$476.1	$958.8	$966.5

International Contract & Specialty:
Workplace	$44.2	$36.5	$73.7	$75.2
Performance Seating	70.8	64.3	126.0	116.9
Lifestyle	85.3	88.9	167.9	177.3
Other	46.0	51.5	92.2	100.1
Total International Contract & Specialty	$246.3	$241.2	$459.8	$469.5

Global Retail:
Workplace	$2.1	$3.3	$4.7	$7.5
Performance Seating	53.2	55.6	97.0	97.7
Lifestyle	164.3	172.9	311.0	325.4
Other	0.3	0.4	0.6	0.6
Total Global Retail	$219.9	$232.2	$413.3	$431.2

Total	$970.4	$949.5	$1,831.9	$1,867.2
Refer to Note 14 of the Condensed Consolidated Financial Statements for further information related to our reportable segments.
Contract Balances
Customers may make payments before the satisfaction of the Company's performance obligation and recognition of revenue. These payments represent contract liabilities and are included within the caption “Customer deposits” in the Condensed Consolidated Balance Sheets. During the three and six months ended November 30, 2024, the Company recognized Net sales of $8.8 million and $81.6 million, respectively, related to customer deposits that were included in the balance sheet as of June 1, 2024. During the three and six months ended December 2, 2023, the Company recognized Net sales of $24.4 million and $71.9 million respectively, related to customer deposits that were included in the balance sheet as of June 3, 2023.

4. Inventories, net

(In millions)	November 30, 2024	June 1, 2024
Finished goods and work in process	$319.6	$314.3
Raw materials	111.0	114.3
Total	$430.6	$428.6
Inventories are valued primarily using the first-in first-out method.
5. Goodwill and Indefinite-Lived Intangibles
Changes in the carrying amount of Goodwill, by reportable segment, were as follows:

(In millions)	Americas Contract(1)	International Contract & Specialty	Global Retail(2)	Total
Balance at June 1, 2024	$530.1	$304.4	$391.8	$1,226.3
Foreign currency translation adjustments	(2.4)	(2.6)	(3.1)	(8.1)
Balance at November 30, 2024	$527.7	$301.8	$388.7	$1,218.2
(1) Americas Contract segment had accumulated goodwill impairments of $36.7 million as of November 30, 2024, and June 1, 2024.
(2) Global Retail segment had accumulated goodwill impairments of $88.8 million as of November 30, 2024, and June 1, 2024.

Other indefinite-lived assets included in the Consolidated Balance Sheets consist of the following:

(In millions)	Indefinite-lived Intangible Assets
June 1, 2024	$465.5
Foreign currency translation adjustments	(3.0)
November 30, 2024	$462.5
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
During the second quarter of fiscal year 2025, the Company performed an assessment to determine whether there were indicators of a triggering event which could indicate the carrying amount of the reporting units may not be supported by the fair value. No indicators of a triggering event for potential impairment were noted in the second quarter of fiscal 2025.
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

Intangible assets with indefinite useful lives are not subject to amortization and are evaluated annually for impairment, or more frequently when events or changes in circumstances indicate that the fair value of an intangible asset may not be recoverable. Management has not identified any events or changes in circumstances that may indicate an indefinite-lived intangible is more likely than not to be impaired as of the second quarter of fiscal year 2025.

6. Employee Benefit Plans
One of the Company's wholly owned foreign subsidiaries has a defined-benefit pension plan based upon an average final pay benefit calculation. The measurement date for this plan is the last day of the fiscal year and the plan is frozen to new participants.
Prior to the end of the second quarter of fiscal 2025 the Knoll subsidiary had one domestic defined-benefit pension plan covering eligible U.S. nonunion employees. The measurement date for this plan is the last day of the fiscal year and the plan is frozen to new participants. During the fourth quarter of the year ended June 1, 2024, the Company began the process of terminating the defined-benefit pension plan held by the Knoll subsidiary. In the second quarter of fiscal 2025, the Company completed the termination of the the defined-benefit pension plan held by the Knoll subsidiary, which was fully funded as of November 30, 2024. During the second quarter of fiscal 2025, the Company settled its obligations under the plan by providing lump-sum payments of $39.9 million to eligible participants who elected to receive them and entering into an annuity purchase contract for the remaining liability of $84.7 million. The Company recognized a pension plan termination gain of $1.5 million during the three months ended November 30, 2024, which represents the acceleration of unamortized net actuarial losses previously included within accumulated other comprehensive income. The gain was recorded in Other (income) expense, net within our Condensed Consolidated Statements of Comprehensive Income. As of November 30, 2024, an asset surplus of $0.6 million remained undistributed in the pension plan that was terminated.
The following table summarizes the components of net periodic benefit cost for the Company's defined benefit pension plans:

	Pension Benefits
	Three Months Ended November 30, 2024		Three Months Ended December 2, 2023
(In millions)	Domestic	International	Domestic	International
Service cost	$0.5	$—	$—	$—
Interest cost	1.1	1.0	1.5	1.0
Expected return on plan assets(1)	(0.5)	(1.4)	(2.3)	(1.2)
Expected administrative expenses	—	—	0.2	—
Net amortization loss	—	0.2	—	—
Pension plan termination gain	(1.5)	—	—	—
Net periodic benefit (income)	$(0.4)	$(0.2)	$(0.6)	$(0.2)

	Six Months Ended November 30, 2024		Six Months Ended December 2, 2023
(In millions)	Domestic	International	Domestic	International
Service cost	$0.9	$—	$—	$—
Interest cost	2.7	2.1	3.0	2.0
Expected return on plan assets(1)	(2.0)	(2.8)	(4.6)	(2.5)
Expected administrative expenses	—	—	0.4	—
Net amortization loss	—	0.3	—	—
Pension plan termination gain	(1.5)	—	—	—
Net periodic benefit cost (income)	$0.1	$(0.4)	$(1.2)	$(0.5)
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
The table below presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share attributable to MillerKnoll, Inc.:

	Three Months Ended		Six Months Ended
	November 30, 2024	December 2, 2023	November 30, 2024	December 2, 2023
Numerator:
Net earnings attributable to MillerKnoll, Inc. - in millions	$34.1	$33.5	$32.9	$50.2

Denominator:
Weighted-average common shares outstanding - basic	69,298,740	73,655,409	69,748,265	74,573,958
Potentially dilutive shares resulting from stock plans	734,219	584,884	1,020,282	503,754
Weighted-average common shares outstanding - diluted	70,032,959	74,240,293	70,768,547	75,077,712

Earnings per share attributable to MillerKnoll, Inc. - basic	$0.49	$0.45	$0.47	$0.67
Earnings per share attributable to MillerKnoll, Inc. - diluted	$0.49	$0.45	$0.47	$0.67

Antidilutive equity awards not included in weighted-average common shares - diluted	1,376,198	4,277,783	1,259,270	4,079,832
8. Stock-Based Compensation
The following table summarizes the stock-based compensation expense and related income tax effect for the three and six months ended:

	Three Months Ended		Six Months Ended
(In millions)	November 30, 2024	December 2, 2023	November 30, 2024	December 2, 2023
Stock-based compensation expense	$8.8	$5.3	$17.9	$11.7
Related income tax effect	$2.2	$1.2	$4.4	$2.8
Certain Company equity-based compensation awards contain provisions that allow for continued vesting into retirement. Stock-based awards are considered fully vested for expense attribution purposes when the employee's retention of the award is no longer contingent on providing subsequent service.

9. Income Taxes
The Company's process for determining the provision for income taxes for the three and six months ended November 30, 2024, involved using an estimated annual effective tax rate which was based on expected annual income and statutory tax rates across the various jurisdictions in which it operates. The effective tax rates were 21.8% and 21.4%, respectively, for the three month periods ended November 30, 2024, and December 2, 2023. The year over year change in the effective tax rate for the three months ended November 30, 2024, resulted from the current quarter having a mix of earnings in tax jurisdictions that had rates that were higher than the prior year quarter. For the three months ended November 30, 2024, the effective tax rate is slightly higher than the United States federal statutory rate due to United States state income taxes and the mix of earnings in tax jurisdictions that had rates that were higher than the United States federal statutory rate. For the three months ended December 2, 2023, the effective tax rate was slightly higher than the United States federal statutory rate due to United States state income taxes and the mix of earnings in tax jurisdictions that had rates that were higher than the United States federal statutory rate.
The effective tax rates were 20.0% and 22.4%, respectively, for the six months ended November 30, 2024, and December 2, 2023. The year over year decrease in the effective rate for the six months ended November 30, 2024, resulted from the current six months having favorable discrete impacts from stock compensation and return to provision true-ups related to the United States research and development tax credit and the prior year quarter having unfavorable discrete impacts related to stock compensation. For the six months ended November 30, 2024, the effective tax rate is lower than the United States federal statutory rate due to favorable discrete impacts from stock compensation and return to provision true-ups related to the United States research and development tax credit. For the six months ended December 2, 2023, the effective tax rate is higher than the United States federal statutory rate due to United States state income taxes and the mix of earnings in tax jurisdictions that had rates that were higher than the United States federal statutory rate coupled with less favorable foreign tax credit impacts from the recapture of an overall domestic loss carryover.
The Company recognizes interest and penalties related to uncertain tax benefits through Income tax expense in its Condensed Consolidated Statements of Comprehensive Income. Interest and penalties recognized in the Company's Condensed Consolidated Statements of Comprehensive Income were negligible for the three and six months ended November 30, 2024, and December 2, 2023.
The Company's recorded liability for potential interest and penalties related to uncertain tax benefits was:

(In millions)	November 30, 2024	June 1, 2024
Liability for interest and penalties	$0.9	$0.8
Liability for uncertain tax positions, current	$1.6	$1.5
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
The carrying value and fair value of the Company's long-term debt, including current maturities, is as follows for the periods indicated:

(In millions)	November 30, 2024	June 1, 2024
Carrying value	$1,402.8	$1,347.8
Fair value	$1,484.4	$1,411.6
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
The following table sets forth financial assets and liabilities measured at fair value through net income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of November 30, 2024, and June 1, 2024.

(In millions)	November 30, 2024		June 1, 2024
Financial Assets	NAV	Quoted prices with other observable inputs (Level 2)	NAV	Quoted prices with other observable inputs (Level 2)
Cash equivalents:
Money market funds	$5.0	$—	$17.5	$—
Foreign currency forward contracts	—	0.4	—	1.1
Deferred compensation plan	—	22.4	—	19.1
Total	$5.0	$22.8	$17.5	$20.2

Financial Liabilities
Foreign currency forward contracts	—	1.2	—	0.4
Total	$—	$1.2	$—	$0.4
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
The following table sets forth financial assets and liabilities measured at fair value through other comprehensive income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of November 30, 2024, and June 1, 2024.

(In millions)		November 30, 2024	June 1, 2024
Financial Assets	Balance Sheet Location	Quoted Prices with Other Observable Inputs (Level 2)	Quoted Prices with Other Observable Inputs (Level 2)
Interest rate swap agreement	Other noncurrent assets	$39.3	$61.7
Total		$39.3	$61.7

Financial Liabilities
Interest rate swap agreement	Other liabilities	$1.1	$—
Total		$1.1	$—

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
The interest rate swaps were designated as cash flow hedges at inception and the facts and circumstances of the hedged relationships remain consistent with the initial quantitative effectiveness assessment in that the hedged instruments remain an effective accounting hedge as of November 30, 2024. Since a designated derivative meets hedge accounting criteria, the fair value of the hedge is recorded in the Consolidated Statements of Stockholders’ Equity as a component of Accumulated other comprehensive loss, net of tax. The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings. The interest rate swap agreements are assessed for hedge effectiveness on a quarterly basis. The impact of derivative instruments on our Condensed Consolidated Statements of Cash Flows is included in Net cash provided by operating activities.

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
The following table summarizes the effects of the interest rate swap agreements for the three and six months ended:

	Three Months Ended		Six Months Ended
(In millions)	November 30, 2024	December 2, 2023	November 30, 2024	December 2, 2023
Gain (loss) recognized in Other comprehensive loss (income) (effective portion)	$3.6	$(7.9)	$(17.7)	$(0.1)
Gain reclassified from Accumulated other comprehensive loss into earnings	$6.8	$7.7	$14.5	$15.1

There were no gains or losses recognized in earnings for hedge ineffectiveness for the three and six month periods ended November 30, 2024, and December 2, 2023. The amount of gain expected to be reclassified from Accumulated other comprehensive income into earnings during the next twelve months is $19.9 million, net of tax is $14.9 million.
Redeemable Noncontrolling Interests
Changes in the Company's redeemable noncontrolling interest in HAY for the six months ended November 30, 2024, and December 2, 2023, are as follows:

(In millions)	November 30, 2024	December 2, 2023
Beginning Balance	$73.9	$107.6
Net income attributable to redeemable noncontrolling interests	1.8	0.3
Cumulative translation adjustments attributable to redeemable noncontrolling interests	(0.4)	—
Foreign currency translation adjustments	(1.9)	1.7
Ending Balance	$73.4	$109.6
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
Changes in the warranty reserve for the stated periods were as follows:

	Three Months Ended		Six Months Ended
(In millions)	November 30, 2024	December 2, 2023	November 30, 2024	December 2, 2023
Accrual Balance — beginning	$69.7	$73.2	$70.4	$73.9
Accrual for warranty matters	6.9	4.9	11.8	10.1
Settlements and adjustments	(6.6)	(6.8)	(12.2)	(12.7)
Accrual Balance — ending	$70.0	$71.3	$70.0	$71.3
Guarantees
The Company is periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one year and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies. However, the Company is ultimately liable for claims that may occur against them. As of November 30, 2024, the Company had a maximum financial exposure related to performance bonds totaling approximately $9.3 million. The Company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The Company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded in respect to these bonds as of either November 30, 2024, or June 1, 2024.

The Company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of November 30, 2024, the Company had a maximum financial exposure from these standby letters of credit totaling approximately $12.6 million, all of which is considered usage against the Company's revolving line of credit. The Company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded with respect to these arrangements as of November 30, 2024, or June 1, 2024.
Contingencies
The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect, if any, on the Company's Consolidated Financial Statements.
12. Short-Term Borrowings and Long-Term Debt
Short-term borrowings and long-term debt as of November 30, 2024, and June 1, 2024, consisted of the following:

(In millions)	November 30, 2024	June 1, 2024
Syndicated revolving line of credit, due July 2026	$463.1	$390.0
Term Loan A, 6.4371%, due July 2026	330.0	345.0
Term Loan B, 6.6871%, due July 2028	606.3	609.4
Supplier financing program	2.2	2.0
Finance lease liability	1.2	1.4
Total debt	$1,402.8	$1,347.8
Less: Unamortized discount and issuance costs	(10.9)	(12.6)
Less: Current debt	(48.7)	(43.5)
Long-term debt	$1,343.2	$1,291.7
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
During the six months ended November 30, 2024, the Company made total principal payments on term loans "A" and "B" in the amounts of $15.0 million and $3.1 million, respectively. During the six months ended December 2, 2023, the Company made total principal payments on term loans "A" and "B" in the amounts of $10.0 million and $3.1 million, respectively.

Available borrowings under the syndicated revolving line of credit were as follows for the periods indicated:

(In millions)	November 30, 2024	June 1, 2024
Syndicated revolving line of credit borrowing capacity	$725.0	$725.0
Less: Borrowings under the syndicated revolving line of credit	463.1	390.0
Less: Outstanding letters of credit	12.6	12.7
Available borrowings under the syndicated revolving line of credit	$249.3	$322.3
Supplier Financing Program
The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations of the Company. Under this program, participating suppliers may finance payment obligations of the Company, prior to their scheduled due dates, at a discounted price to the third-party financial institution.
The Company has lengthened the payment terms for certain suppliers that have chosen to participate in the program. As a result, certain amounts due to suppliers have payment terms that are longer than standard industry practice and as such, these amounts have been excluded from “Accounts payable” in the Condensed Consolidated Balance Sheets as the amounts have been accounted for by the Company as current debt, within “Short-term borrowings and current portion of long-term debt.” As of November 30, 2024, and June 1, 2024, the liability related to the supplier financing program was $2.2 million and $2.0 million, respectively.
13. Accumulated Other Comprehensive Loss
The following table provides an analysis of the changes in accumulated other comprehensive loss for the six months ended November 30, 2024, and December 2, 2023:

(In millions)	Cumulative Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Interest Rate Swap Agreement	Accumulated Other Comprehensive Loss
Balance at June 1, 2024	$(105.7)	$(33.3)	$46.3	$(92.7)
Other comprehensive (loss) income, net of tax before reclassifications	(20.8)	—	(32.2)	(53.0)
Reclassification from accumulated other comprehensive loss - Other, net	—	3.8	14.5	18.3
Tax benefit	—	(0.9)	—	(0.9)
Net reclassifications	—	2.9	14.5	17.4
Net current period other comprehensive (loss) income	(20.8)	2.9	(17.7)	(35.6)
Balance at November 30, 2024	$(126.5)	$(30.4)	$28.6	$(128.3)

Balance at June 3, 2023	$(114.0)	$(23.8)	$42.7	$(95.1)
Other comprehensive income (loss), net of tax before reclassifications	11.2	—	(15.2)	(4.0)
Reclassification from accumulated other comprehensive loss - Other, net	—	(0.1)	15.1	15.0
Tax benefit	—	—	—	—
Net reclassifications	—	(0.1)	15.1	15.0
Net current period other comprehensive income (loss)	11.2	(0.1)	(0.1)	11.0
Balance at December 2, 2023	$(102.8)	$(23.9)	$42.6	$(84.1)
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
The Company also reports a “Corporate” category consisting primarily of unallocated expenses related to general corporate functions, including, but not limited to, certain legal, executive, corporate finance, information technology, and administrative costs. Management regularly reviews corporate costs and believes disclosing such information provides more visibility and transparency regarding how the chief operating decision maker reviews results of the Company. The accounting policies of the operating segments are the same as those of the Company.
The following is a summary of certain key financial measures for the respective periods indicated:

	Three Months Ended		Six Months Ended
(In millions)	November 30, 2024	December 2, 2023	November 30, 2024	December 2, 2023
Net Sales:
Americas Contract	$504.2	$476.1	$958.8	$966.5
International Contract & Specialty	246.3	241.2	459.8	469.5
Global Retail	219.9	232.2	413.3	431.2
Total	$970.4	$949.5	$1,831.9	$1,867.2

Operating Earnings (Loss):
Americas Contract	$47.5	$35.1	$64.6	$76.5
International Contract & Specialty	23.8	23.8	33.1	35.2
Global Retail	8.7	14.7	13.2	16.9
Total reportable segments	$80.0	$73.6	$110.9	$128.6
Corporate	(17.5)	(13.2)	(33.2)	(27.9)
Total	$62.5	$60.4	$77.7	$100.7
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
For the three months ended November 30, 2024, there were no costs incurred related to the Knoll Integration.
For the three months ended December 2, 2023, we incurred $6.9 million of costs related to the Knoll Integration which was comprised of $5.3 million of exit and disposal costs related to the consolidation of facilities and $1.6 million of other integration costs.
For the six months ended November 30, 2024, we incurred $28.3 million of costs related to the Knoll Integration which was comprised of $25.8 million of exit and disposal costs related to the consolidation of facilities and $2.5 million of other integration costs.
For the six months ended December 2, 2023, we incurred $10.8 million of costs related to the Knoll Integration which was comprised of $8.7 million of exit and disposal costs related to the consolidation of facilities and $2.1 million of other integration costs.
The following table provides an analysis of the changes in liability balance for Knoll Integration costs that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and exit and disposal activities) for the six months ended November 30, 2024:

(In millions)	Severance and Employee Benefit	Exit and Disposal Activities	Total
June 1, 2024	$—	$0.7	$0.7
Integration Costs	—	25.8	25.8
Amounts Paid	—	(6.8)	(6.8)
Non-cash costs	—	(19.0)	(19.0)
November 30, 2024	$—	$0.7	$0.7
The Company expects that the remaining liability for the Knoll Integration as of November 30, 2024, will be paid in the balance of fiscal year 2025.
The following is a summary of integration expenses by segment for the periods indicated:

	Three Months Ended		Six Months Ended
(In millions)	November 30, 2024	December 2, 2023	November 30, 2024	December 2, 2023
Americas Contract	$—	$6.4	$22.5	$9.5
International Contract & Specialty	—	0.5	5.5	1.2
Global Retail	—	—	0.3	—
Corporate	—	—	—	0.1
Total	$—	$6.9	$28.3	$10.8

In the second quarter of fiscal 2024 a manufacturing facility located in Wisconsin met the criteria to be classified as an asset held for sale. The decision to sell this facility was made as a result of facility integration activities performed in connection with the integration of Knoll. As of November 30, 2024, and June 1, 2024, the carrying amount of these assets held for sale was $3.2 million and $3.5 million, respectively, and is classified as current assets within "Assets held for sale" in the Condensed Consolidated Balance Sheets.
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
The following table provides an analysis of the changes in the restructuring cost reserve that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and exit and disposal activities) for the 2024 restructuring plan for the six months ended November 30, 2024:

(In millions)	Severance and Employee-Related	Exit and Disposal Activities	Total
June 1, 2024	$10.0	$—	$10.0
Restructuring Costs	—	—	—
Amounts Paid	(6.1)	—	(6.1)
November 30, 2024	$3.9	$—	$3.9
The Company expects that remaining liability for the 2024 restructuring plan as of November 30, 2024, will be paid in fiscal year 2025.

The following is a summary of restructuring costs by segment for the periods indicated:

	Three Months Ended		Six Months Ended
(In millions)	November 30, 2024	December 2, 2023	November 30, 2024	December 2, 2023
Americas Contract	$—	$—	$—	$4.3
International Contract & Specialty	—	0.8	—	1.5
Global Retail	—	1.0	—	1.2
Total	$—	$1.8	$—	$7.0
16. Variable Interest Entities
The Company entered into long-term notes receivable with certain independently owned dealers that are deemed to be variable interests in variable interest entities. The carrying value of these long-term notes receivable was $17.3 million and $17.9 million as of November 30, 2024, and June 1, 2024, respectively, and represents the Company’s maximum exposure to loss. The Company is not deemed to be the primary beneficiary for any of these variable interest entities as each independently owned dealer controls the activities that most significantly impact the entity’s economic performance, including sales, marketing, and operations.

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
Business Overview
The Company researches, designs, manufactures, sells, and distributes interior furnishings for use in various environments including residential, office, healthcare, and educational settings and provides related services that support organizations and individuals all over the world. The Company's products are sold primarily through independent contract office furniture dealers, direct customer sales, owned and independent retailers and the Company’s eCommerce platforms. The following is a summary of results for the three months ended November 30, 2024:
•Net sales were $970.4 million and orders were $921.9 million, representing an increase of 2.2% and decrease of 2.3%, respectively, when compared to the same quarter of the prior year. This increase in sales for the current quarter marked the first period of year-over-year sales growth in two years. On an organic basis, which excludes the impact of foreign currency translation and the impact of the closure of the HAY eCommerce channel in North America, Net sales were $968.1 million(*) and orders were $921.5 million(*), representing an organic increase of 2.4%(*) and decrease of 1.9%(*), respectively, when compared to the same quarter of the prior year.
•Gross margin in the second quarter was 38.8%, a decrease of 40 basis points when compared to the same quarter of the prior year, related primarily to unfavorable channel and product mix.
•Operating expenses increased by $2.9 million or 0.9% as compared to the same quarter of the prior year. The increase was driven primarily by increased marketing spend, higher variable expense and higher compensation and benefit costs.
•The effective tax rate was 21.8% compared to 21.4% for the same quarter of the prior year. The change as compared to the prior year resulted primarily by a change in the mix of earnings within various tax jurisdictions.
•Diluted earnings per share was $0.49 as compared to diluted earnings per share of $0.45 in the prior year. Adjusted diluted earnings per share was $0.55(*), a 6.8%(*) decrease as compared to prior year adjusted diluted earnings per share.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

The following summary includes the Company's view of the economic environment in which it operates:
•MillerKnoll finished the second quarter of fiscal year 2025 in line with our expectations. Although most of our market segments continue to experience broad-based macroeconomic pressures, several areas of our business are showing signs of growth and the business has maintained the gross margin improvement that occurred in fiscal year 2024.
•The Americas Contract segment in the second quarter reported Net sales totaling $504.2 million, up 5.9% compared to the prior year period on a reported basis and up 6.2%(*) organically. Americas Contract had new orders of $456.8 million, which was an increase of 4.4% from the prior year and and increase of 4.9%(*) on an organic basis. This quarter marked our third consecutive period of order growth in the Americas Contract segment.
•The International Contract & Specialty segment delivered Net sales in the second quarter of $246.3 million, an increase of 2.1% from the year-ago period on a reported basis and an increase of 1.1%(*) organically. New orders in this segment totaled $218.7 million, representing a year-over-year decrease of 6.5% on a reported basis and a decrease of 7.2%(*) organically.

•Net sales in the second quarter for the Global Retail segment totaled $219.9 million, a decrease of 5.3% over the same quarter last year on a reported basis and an decrease of 4.0%(*) organically. Orders in the quarter totaled $246.4 million, down 9.6% compared to the same period last year on a reported basis and down 8.4%(*) organically. Both sales and orders were impacted by a shift in timing of the cyber week holiday promotion period, which fell into both the second and third quarters of fiscal year 2025 and fell entirely within the second quarter last fiscal year. The timing of this cyber week holiday promotion period shifted approximately $12 million in Net sales, and $27 million in orders from our fiscal second quarter into the third quarter.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

The Company's fiscal year is the 52 or 53 week period ending on the Saturday closest to May 31. The fiscal year ending May 31, 2025 ("fiscal 2025") and the fiscal year ended June 1, 2024 ("fiscal 2024") both contain 52 weeks.
The remaining sections within Item 2 include additional analysis of the three and six months ended November 30, 2024, including discussion of significant variances compared to the prior year periods.
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
•Integration Charges: Knoll integration-related costs include severance, asset impairment charges associated with lease and operations facility consolidation activity, and expenses related to synergy realization efforts and reorganization initiatives.
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

The following tables reconcile Net sales to Net sales, organic for the periods ended as indicated below:

	Three Months Ended
	November 30, 2024
	Americas Contract	International Contract & Specialty	Global Retail	Total
Net sales, as reported	$504.2	$246.3	$219.9	$970.4
% change from PY	5.9%	2.1%	(5.3)%	2.2%

Adjustments
Currency translation effects (1)	1.3	(2.4)	(1.2)	(2.3)
Net sales, organic	$505.5	$243.9	$218.7	$968.1
% change from PY	6.2%	1.1%	(4.0)%	2.4%

	Three Months Ended
	December 2, 2023
	Americas Contract	International Contract & Specialty	Global Retail	Total
Net sales, as reported	$476.1	$241.2	$232.2	$949.5

Adjustments
HAY eCommerce	—	—	(4.5)	(4.5)
Net sales, organic	$476.1	$241.2	$227.7	$945.0
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period.

	Six Months Ended
	November 30, 2024
	Americas Contract	International Contract & Specialty	Global Retail	Total
Net sales, as reported	$958.8	$459.8	$413.3	$1,831.9
% change from PY	(0.8)%	(2.1)%	(4.2)%	(1.9)%

Adjustments
Currency translation effects (1)	2.7	(1.9)	(0.3)	0.5
Net sales, organic	$961.5	$457.9	$413.0	$1,832.4
% change from PY	(0.5)%	(2.5)%	(2.0)%	(1.3)%

	Six Months Ended
	December 2, 2023
	Americas Contract	International Contract & Specialty	Global Retail	Total
Net sales, as reported	$966.5	$469.5	$431.2	$1,867.2

Adjustments
HAY eCommerce	—	—	(9.9)	(9.9)
Net sales, organic	$966.5	$469.5	$421.3	$1,857.3
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period

The following tables reconcile orders as reported to organic orders for the periods ended as indicated below:

	Three Months Ended
	November 30, 2024
	Americas Contract	International Contract & Specialty	Global Retail	Total
Orders, as reported	$456.8	$218.7	$246.4	$921.9
% change from PY	4.4%	(6.5)%	(9.6)%	(2.3)%

Adjustments
Currency translation effects (1)	2.0	(1.7)	(0.7)	(0.4)
Orders, organic	$458.8	$217.0	$245.7	$921.5
% change from PY	4.9%	(7.2)%	(8.4)%	(1.9)%

	Three Months Ended
	December 2, 2023
	Americas Contract	International Contract & Specialty	Global Retail	Total
Orders, as reported	$437.4	$233.9	$272.7	$944.0

Adjustments
HAY eCommerce	—	—	(4.5)	(4.5)
Orders, organic	$437.4	$233.9	$268.2	$939.5
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period.

	Six Months Ended
	November 30, 2024
	Americas Contract	International Contract & Specialty	Global Retail	Total
Orders, as reported	$969.5	$452.8	$435.5	$1,857.8
% change from PY	4.8%	(1.9)%	(7.6)%	—%

Adjustments
Currency translation effects (1)	4.4	(0.8)	0.5	4.1
Orders, organic	$973.9	$452.0	$436.0	$1,861.9
% change from PY	5.3%	(2.1)%	(5.5)%	0.7%

	Six Months Ended
	December 2, 2023
	Americas Contract	International Contract & Specialty	Global Retail	Total
Orders, as reported	$924.7	$461.8	$471.2	$1,857.7

Adjustments
HAY eCommerce	—	—	(9.6)	(9.6)
Orders, organic	$924.7	$461.8	$461.6	$1,848.1
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period.

The following table reconciles earnings per share - diluted to adjusted earnings per share - diluted for the periods ended as indicated below:

	Three Months Ended		Six Months Ended
	November 30, 2024	December 2, 2023	November 30, 2024	December 2, 2023
Earnings per share - diluted	$0.49	$0.45	$0.47	$0.67

Add: Amortization of Knoll purchased intangibles	0.08	0.08	0.16	0.16
Add: Integration charges	—	0.09	0.40	0.16
Add: Restructuring charges	—	0.02	—	0.08
Add: Knoll pension plan termination charges	—	—	0.01	—
Tax impact on adjustments	(0.02)	(0.05)	(0.14)	(0.11)
Adjusted earnings per share - diluted	$0.55	$0.59	$0.90	$0.96
Weighted average shares outstanding (used for calculating adjusted earnings per share) – diluted	70,032,959	74,240,293	70,768,547	75,077,712

Key Highlights
The following table presents certain key highlights from the results of operations for the three and six months ended:

	Three Months Ended			Six Months Ended
(In millions, except share data)	November 30, 2024	December 2, 2023	% Change	November 30, 2024	December 2, 2023	% Change
Net sales	$970.4	$949.5	2.2%	$1,831.9	$1,867.2	(1.9)%
Cost of sales	593.4	577.5	2.8%	1,118.6	1,137.1	(1.6)%
Gross margin	377.0	372.0	1.3%	713.3	730.1	(2.3)%
Operating expenses	314.5	311.6	0.9%	635.6	629.4	1.0%
Operating earnings	62.5	60.4	3.5%	77.7	100.7	(22.8)%
Other expenses, net	17.6	16.1	9.3%	34.5	35.3	(2.3)%
Earnings before income taxes and equity income	44.9	44.3	1.4%	43.2	65.4	(33.9)%
Income tax expense	9.8	9.5	3.2%	8.7	14.6	(40.4)%
Equity income (loss) from nonconsolidated affiliates, net of tax	0.1	(0.4)	(125.0)%	0.2	(0.3)	(166.7)%
Net earnings	35.2	34.4	2.3%	34.7	50.5	(31.3)%
Net earnings attributable to redeemable noncontrolling interests	1.1	0.9	22.2%	1.8	0.3	500.0%
Net earnings attributable to MillerKnoll, Inc.	$34.1	$33.5	1.8%	$32.9	$50.2	(34.5)%
Earnings per share - basic	$0.49	$0.45	8.9%	$0.47	$0.67	(29.9)%
Orders	$921.9	$944.0	(2.3)%	$1,857.8	$1,857.7	—%
Backlog	$709.4	$688.5	3.0%
The following table presents select components of the Company's Condensed Consolidated Statements of Comprehensive (Loss) Income as a percentage of Net sales, for the three and six months ended:

	Three Months Ended		Six Months Ended
	November 30, 2024	December 2, 2023	November 30, 2024	December 2, 2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.2%	60.8%	61.1%	60.9%
Gross margin	38.8%	39.2%	38.9%	39.1%
Operating expenses	32.4%	32.8%	34.7%	33.7%
Operating earnings	6.4%	6.4%	4.2%	5.4%
Other expenses, net	1.8%	1.7%	1.9%	1.9%
Earnings before income taxes and equity income	4.6%	4.7%	2.4%	3.5%
Income tax expense	1.0%	1.0%	0.5%	0.8%
Equity income (loss) from nonconsolidated affiliates, net of tax	—%	—%	—%	—%
Net earnings	3.6%	3.6%	1.9%	2.7%
Net earnings attributable to redeemable noncontrolling interests	0.1%	0.1%	0.1%	—%
Net earnings attributable to MillerKnoll, Inc.	3.5%	3.5%	1.8%	2.7%

Net Sales
The following chart presents graphically the primary drivers of the year-over-year change in Net sales for the three and six months ended November 30, 2024. The amounts presented in the graph are expressed in millions and have been rounded.
Net sales increased $20.9 million or 2.2% in the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024. The following items contributed to the change:
•Increased sales volume within the Americas Contract and International Contract & Specialty segments of approximately $26 million and $6 million, respectively; and
•Price increases, net of incremental discounting, which drove an increase in Net sales of approximately $4 million; and
•Foreign currency translation increased Net sales by approximately $2 million. Offset in part by:

•Decreased sales volume within the Global Retail segment of approximately $13 million, driven primarily by a shift in the timing of the holiday cyber promotional period, which fell across both the second and third quarters of the current year.
•Decrease of $5 million related to the closure of the HAY eCommerce channel in North America that occurred in the prior year.
Net sales decreased $35.3 million or 1.9% in the first six months of fiscal 2025 compared to the first six months of fiscal 2024. The following items contributed to the change:
•Decreased sales volume within the Americas Contract, Global Retail and International Contract & Specialty segments of approximately $24 million, $9 million and $4 million, respectively.
•Decrease of $10 million related to the closure of the HAY eCommerce channel in North America that occurred in the prior year.
•Foreign currency translation decreased Net sales by approximately $1 million. Offset in part by:
•Price increases, net of incremental discounting, which drove an increase in Net sales of approximately $13 million.
Gross Margin
Gross margin was 38.8% in the second quarter of fiscal 2025 as compared to 39.2% in the second quarter of fiscal 2024. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:
•Unfavorable product mix negatively impacted margin by approximately 140 basis points. Offset in part by:
•Reduced freight and product distribution costs, as compared to the same period of the prior year, which increased gross margin by approximately 40 basis points.
•Leverage on higher sales volumes and increased production levels positively impacted margin by approximately 40 basis points.
•Price increases, net of incremental discounting, contributed to margin improvement of approximately 20 basis points.
Gross margin was 38.9% in the six months ended November 30, 2024, as compared to 39.1% for the same period in the prior fiscal year. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:
•Loss of leverage on lower sales volumes negatively impacted margin by approximately 40 basis points.
•Unfavorable channel and product mix negatively impacted margin by approximately 40 basis points. These factors were offset in part by:
•Price increases, net of incremental discounting, contributed to margin improvement of approximately 50 basis points.
•Reduced freight and product distribution costs, as compared to the same period of the prior year which increased gross margin by approximately 10 basis points.

Operating Expenses
The following chart presents graphically the primary drivers of the year-over-year change in Operating expenses for the three and six months ended November 30, 2024. The amounts presented in the graphs are expressed in millions and have been rounded.

Operating expenses increased by $2.9 million or 0.9% in the second quarter of fiscal 2025 compared to the prior year period. The following factors contributed to the change:
•Variable selling and marketing costs increased by approximately $6 million driven by increased net sales as compared to the prior year period;
•Compensation and benefit costs, which increased approximately $4 million;
•Foreign currency translation increased Operating expenses by approximately $2 million. Offset in part by:

•Acquisition related integration charges contributed a decrease in Operating expenses as compared to the same period of the prior year of approximately $7 million; and
•Restructuring charges related to reductions in the Company's workforce in the prior year of approximately $2 million that did not occur in the current year.
Operating expenses increased by $6.2 million or 1.0% in the first six months of fiscal 2025 compared to the first six months of fiscal 2024. The following factors contributed to the change:
•Acquisition related integration charges contributed an increase in Operating expenses as compared to the same period of the prior year of approximately $18 million;
•Foreign currency translation increased Operating expenses by approximately $2 million;
•Compensation and benefit costs increased approximately $1 million. These increases were offset in part by:
•Variable selling and marketing costs, which decreased by approximately $7 million driven by variability on lower net sales and the impact of cost synergies achieved through the acquisition of Knoll; and
•Restructuring charges related to reductions in the Company's workforce in the prior year of approximately $7 million that did not occur in the current year.
Other Income/Expense
During the three months ended November 30, 2024, net Other expense was $17.6 million, representing an increase of $1.5 million compared to the same period in the prior year, driven primarily by increased foreign currency losses.
During the six months ended November 30, 2024, net Other expense was $34.5 million, representing a decrease of $0.8 million compared to the same period in the prior year. This change is driven primarily by increased interest income in the current year offset in part by increased interest expense as compared to the same period of the prior year.
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
The charts below present the relative mix of Net sales and Operating earnings across each of the Company's segments during the three and six month periods ended November 30, 2024. This is followed by a discussion of the Company's results, by reportable segment. The amounts presented in the charts are in millions and have been rounded.

Americas Contract

	Three Months Ended			Six Months Ended
(Dollars in millions)	November 30, 2024	December 2, 2023	Change	November 30, 2024	December 2, 2023	Change
Net sales	$504.2	$476.1	$28.1	$958.8	$966.5	$(7.7)
Gross margin	171.5	161.0	10.5	325.6	335.8	(10.2)
Gross margin %	34.0%	33.8%	0.2%	34.0%	34.7%	(0.7)%
Operating earnings	47.5	35.1	12.4	64.6	76.5	(11.9)
Operating earnings %	9.4%	7.4%	2.0%	6.7%	7.9%	(1.2)%
For the three month comparative period, Net sales increased 5.9%, or 6.2%(*) on an organic basis, over the prior year period due to:
•Increased sales volumes within the segment of approximately $26 million; and
•Price increases, net of incremental discounting of $4 million; offset in part by
•Unfavorable foreign currency translation of approximately $1 million.
For the six month comparative period, Net sales decreased 0.8%, or 0.5%(*) on an organic basis, over the prior year period due to:
•Decreased volumes within the segment of approximately $24 million; and
•Unfavorable foreign currency translation of approximately $3 million; offset in part by
•Price increases, net of incremental discounting of $19 million; and
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

For the three month comparative period, operating earnings increased $12.4 million, or 35.3%, over the prior year period due to:
•Increased Gross margin of $10.5 million due to the increase in net sales discussed above and an increase in gross margin percentage of 20 basis points. The increase in gross margin percentage was due primarily to:
◦The impact of incremental list price increases, net of contract price discounting which provided an approximately 50 basis point improvement over the prior year; as well as
◦Leverage of fixed costs on increased production volumes which had a positive impact on margin of approximately 70 basis points. These increases were offset by:
◦Unfavorable product mix which had a negative impact on margin of approximately 100 basis points.
•Decreased Operating expenses of $1.9 million driven primarily by:
◦Decrease in acquisition related integration costs of approximately $6 million in the current period. Offset in part by:
◦Increase of $4 million related to costs associated with distribution channel and technology initiatives.
For the six month comparative period, operating earnings decreased $11.9 million, or 15.6%, over the prior year period due to:
•Decreased Gross margin of $10.2 million due to the decrease in sales discussed above and a decrease in gross margin percentage of 70 basis points. The decrease in gross margin percentage was due primarily to:
◦Loss of leverage of fixed costs due to reduced production volumes as well as unfavorable product mix which had a negative impact on margin of approximately 170 basis points; and
◦Increased commodity and product distribution costs which had a negative impact on margin of 30 basis points. These changes were offset in part by:
◦The impact of incremental list price increases, net of contract price discounting, that increased gross margin percentage by 130 basis points.

•Increased Operating expenses of $2 million. The following factors contributed to the change:
◦Increase in acquisition related integration costs of approximately $13 million in the current period. Offset in part by:
◦Decreased variable selling and marketing costs of $7 million;
◦A decrease of approximately $4 million in restructuring charges related to reductions in the Company's workforce taken in the prior year;
◦A decrease of approximately $4 million in compensation and benefit costs.
International Contract & Specialty

	Three Months Ended			Six Months Ended
(Dollars in millions)	November 30, 2024	December 2, 2023	Change	November 30, 2024	December 2, 2023	Change
Net sales	$246.3	$241.2	$5.1	$459.8	$469.5	$(9.7)
Gross margin	106.8	106.0	0.8	201.9	202.9	(1.0)
Gross margin %	43.4%	43.9%	(0.5)%	43.9%	43.2%	0.7%
Operating earnings	23.8	23.8	—	33.1	35.2	(2.1)
Operating earnings %	9.7%	9.9%	(0.2)%	7.2%	7.5%	(0.3)%
For the three month comparative period, Net sales increased 2.1%, or 1.1%(*) on an organic basis, over the prior year period due to:
•Increase in sales volume of approximately $6 million, which was driven by sales growth within the APMEA and Europe regions; and
•Favorable foreign currency translation of approximately $2 million; offset in part by
•Incremental discounting, net of price increases, which negatively impacted sales approximately $3 million.
For the six month comparative period, Net sales decreased 2.1%, or 2.5%(*) on an organic basis, over the prior year period due to:
•Incremental discounting, net of price increases, which negatively impacted sales by approximately $7 million; and
•Decreased sales volume of approximately $4 million, driven by lower sales volume within the textiles and Holly Hunt businesses, which more than offset volume increases in Europe and APMEA; offset in part by
•Favorable foreign currency translation of approximately $2 million.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."
Operating earnings were $23.8 million in both the second quarter of fiscal 2025 and the second quarter of fiscal 2024. Although Operating earnings were flat to the prior year, summarized below are factors that most significantly impacted Operating earnings during the quarter:
•Increased Gross margin of $0.8 million due to the increase in net sales discussed above, offset by a decease in gross margin percentage of 50 basis points due primarily to incremental discounting, net of price increases.
•Increased Operating expenses of $0.8 million. The following factors contributed to the change:
◦Increase in variable selling and marketing costs of $3 million. This increase was offset in part by:
◦Decreased variable compensation and benefit costs and benefits from cost synergies achieved through the acquisition of Knoll.
For the six month comparative period, operating earnings decreased $2.1 million, or 6.0%, over the prior year period due to:
•Decreased Gross margin of $1 million due to the decrease in sales explained above, offset in part by an increase in gross margin percentage of 70 basis points due primarily to favorable product and business mix.

•Increased Operating expenses of $1 million which was largely due to an increase in integration related charges in the current year of $4 million. This increase was offset in part by a decrease of $3 million in variable compensation and benefit costs and cost synergies achieved through the acquisition of Knoll.

Global Retail

	Three Months Ended			Six Months Ended
(Dollars in millions)	November 30, 2024	December 2, 2023	Change	November 30, 2024	December 2, 2023	Change
Net sales	$219.9	$232.2	$(12.3)	$413.3	$431.2	$(17.9)
Gross margin	98.7	105.0	(6.3)	185.8	191.4	(5.6)
Gross margin %	44.9%	45.2%	(0.3)%	45.0%	44.4%	0.6%
Operating earnings	8.7	14.7	(6.0)	13.2	16.9	(3.7)
Operating earnings %	4.0%	6.3%	(2.3)%	3.2%	3.9%	(0.7)%
For the three month comparative period, Net sales decreased 5.3%, and 4.0%(*) on an organic basis, over the prior year period due to:
•A decrease in sales volume of approximately $13 million, driven primarily by a shift in timing of the cyber week holiday promotional period. In the current year, the promotional period was split between the second and third quarters; in the prior year the entire promotional period was included in the second quarter; and
•Decrease of approximately $5 million related to the closure of the HAY eCommerce channel in North America that occurred in the prior year; offset in part by:
•Price increases, net of incremental discounting which increased sales by approximately $4 million; and
•Favorable foreign currency translation of approximately $1 million.
For the six month comparative period, Net sales decreased 4.2%, and 2.0%(*) on an organic basis, over the prior year period due to:
•Decrease of approximately $10 million related to the closure of the HAY eCommerce channel in North America that occurred in the prior year; and
•A decrease in sales volume of approximately $9 million, driven in part by the shift in timing for how the cyber week promotional period fell within our fiscal quarters; offset in part by
•Price increases, net of incremental discounting, which increased sales by $1 million.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

For the three month comparative period, Operating earnings decreased $6.0 million or 40.8% over the prior year period due to:
•Decreased Gross margin of $6.3 million due to decrease in net sales discussed above and the gross margin percentage decrease of 30 basis points which was attributable to:
◦The impact of increased inventory costs as compared to the prior year and loss of leverage of fixed costs negatively impacted margin by 170 basis points. This decrease was offset in part by benefits realized from price increases, net of incremental discounting which positively impacted margin by 100 basis points as well as reduced product distribution costs which positively impacted margin by approximately 40 basis points.
•Decreased Operating expenses of $0.3 million primarily related to lower acquisition related integration costs and restructuring costs in the current period as compared to the prior year. These increases were offset in part by increased variable selling costs in the current period.
For the six month comparative period, Operating earnings decreased $3.7 million, or 21.9% over the prior year period due to:

•Decreased Gross margin of $5.6 million due to the decrease in net sales discussed above, offset by an increase in gross margin percentage of 60 basis points. The increase in gross margin percentage was due primarily to:
◦Decreased product distribution costs and favorable product mix which had a favorable impact on gross margin percentage of 180 basis points; and

◦The impact of incremental list price increases, net of discounting, that increased gross margin percentage by 30 basis points. These increases were offset in part by:
◦The impact of increased inventory costs as compared to the prior year which negatively impacted margin by 100 basis points.
◦Loss of leverage on fixed costs attributable to lower sales volumes as compared to the prior year which had an unfavorable impact on gross margin percentage of 50 basis points.
•Decreased Operating expenses of $2 million driven by restructuring charges related to reductions in the Company's workforce in the prior year that did not occur in the current year and benefit from the realization of cost synergies achieved through the acquisition of Knoll.

Corporate
Corporate unallocated expenses totaled $17.5 million for the second quarter of fiscal 2025, an increase of $4.3 million from the second quarter of fiscal 2024 related primarily to higher stock based compensation expense.

Corporate unallocated expenses totaled $33.2 million for the first six months of fiscal 2025, an increase of $5.3 million from the same period of fiscal 2024 related primarily to higher stock based compensation expense.
Liquidity and Capital Resources
The table below summarizes the net change in Cash and cash equivalents for the six months ended as indicated.

(In millions)	November 30, 2024	December 2, 2023
Cash provided by (used in):
Operating activities	$76.4	$213.4
Investing activities	(44.8)	(41.3)
Financing activities	(33.9)	(170.8)
Effect of exchange rate changes	(7.0)	1.0
Net change in Cash and cash equivalents	$(9.3)	$2.3
Cash Flows - Operating Activities
Net cash provided by operating activities for the six months ended November 30, 2024, totaled $76.4 million compared to $213.4 million in the same period of the prior year. The decrease in cash inflow is due primarily to lower net income and changes in working capital. Our working capital consists primarily of receivables from customers, inventory, prepaid expenses, accounts payable, accrued compensation, and accrued other expenses. Working capital changes were primarily affected by payment of variable compensation in the six months ended November 30, 2024, as well as timing of collection of our receivables.
Cash Flows - Investing Activities
Cash used in investing activities for the six months ended November 30, 2024, was $44.8 million, as compared to $41.3 million in the same period of the prior year. The change in cash outflow in the current year, compared to the prior year, was primarily due to increased capital expenditures in the current year offset in part by:
•A decrease in the total volume of notes receivable entered into with certain independently owned dealers in the current quarter as compared to the same period of the prior year; and
•In the six months ended December 2, 2023, the Company received $3.5 million of proceeds related to the sale of its investment in Maars.
At the end of the second quarter of fiscal 2025, there were outstanding commitments for capital purchases of $17.1 million. The Company plans to fund these commitments through a combination of cash on hand and cash flows from operations. The Company expects full-year capital purchases to be between $100 million and $125 million, which will be primarily related to investments in the Company's facilities and equipment. This compares to full-year capital spending of $78.4 million in fiscal

2024. Capital expenditures for the first six months of fiscal 2025 were $44.9 million compared to $39.9 million for the six months ended December 2, 2023.
Cash Flows - Financing Activities
Cash used in financing activities for the six months ended November 30, 2024, was $33.9 million, as compared to $170.8 million in the same period of the prior year. The decrease in cash used in the current quarter, compared to the prior year, was primarily due to:
•Net borrowings on the credit agreement of $73.1 million in the current year compared to net payments of $71.7 million in the same period of the prior year. This was offset in part by:
•The Company repurchased 2,500,379 shares at a cost of $66.9 million in the current year as compared to 3,060,686 share repurchases totaling $60.0 million in the same period of the prior year.
•Increased payments on our term loans in the current period as compared to the same period of the prior year of $5.0 million.
Sources of Liquidity
The Company maintains an open market share repurchase program under our existing share repurchase authorization and may repurchase shares from time to time based on management’s evaluation of market conditions, share price and other factors.
At the end of the second quarter of fiscal 2025, the Company had a well-positioned balance sheet and liquidity profile. The Company has access to liquidity through credit facilities as well as cash and cash equivalents. These sources have been summarized below. For additional information, refer to Note 12 to the Condensed Consolidated Financial Statements.

(In millions)	November 30, 2024	June 1, 2024
Cash and cash equivalents	$221.1	$230.4
Availability under syndicated revolving line of credit	249.3	322.3
Total liquidity	$470.4	$552.7
Of the Cash and cash equivalents noted above at the end of the second quarter of fiscal 2025, the Company had $207.8 million of Cash and cash equivalents held outside the United States.
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
As of November 30, 2024, the total debt outstanding related to borrowings under the syndicated revolving line of credit was $463.1 million with available borrowings on this facility of $249.3 million.
The Company intends to repatriate $104.3 million of undistributed foreign earnings all of which is held in cash in certain foreign jurisdictions with the remainder of undistributed earnings outside the U.S. recorded in working capital. The Company has recorded a $3.7 million deferred tax liability related to foreign withholding taxes on these future dividends received in the U.S. from foreign subsidiaries. A significant portion of the $104.3 million of undistributed foreign earnings was previously taxed under the U.S. Tax Cut and Jobs Act (TCJA). The Company intends to remain indefinitely reinvested in the remaining undistributed earnings outside the U.S. which is estimated to be approximately $347.5 million on November 30, 2024.
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
Item 3: Quantitative and Qualitative Disclosures About Market Risk
The information concerning quantitative and qualitative disclosures about market risk contained in the Company’s Annual Report on Form 10-K for the year ended June 1, 2024, has not changed materially. The nature of market risks from interest rates and commodity prices has not changed materially during the first six months of fiscal 2025.

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
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2024, and the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company's disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended November 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The Company has one share repurchase plan authorized by the Board of Directors on January 16, 2019, which provides a share repurchase authorization of $250.0 million with no specified expiration date. On July 16, 2024, the Company announced that the Board of Directors approved an increase to this repurchase plan to authorize an additional $200 million to fund share repurchases. The approximate dollar value of shares available for purchase under the plan at November 30, 2024, was $199.4 million.
The following is a summary of share repurchase activity during the fiscal quarter ended November 30, 2024.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions) (1)
9/1/2024 - 9/28/2024	82,313	$24.48	82,313	$220.5
9/29/2024 - 10/26/2024	391,107	$24.39	391,107	$211.0
10/27/2024 - 11/30/24	482,226	$24.05	482,226	$199.4
Total	955,646		955,646

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
MillerKnoll, Inc.

January 6, 2025	/s/ Andrea R. Owen
Andrea R. Owen
President and Chief Executive Officer
(Duly Authorized Signatory for Registrant)

January 6, 2025	/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer
(Duly Authorized Signatory for Registrant)