Form 10-Q
period 2025-03-01
MILLERKNOLL, INC.
filed 2025-03-31
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 1, 2025
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

As of March 27, 2025, MillerKnoll, Inc. had 67,746,549 shares of common stock outstanding.

MillerKnoll, Inc.
Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements
MillerKnoll, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)

(Dollars in millions, except share data)	Three Months Ended		Nine Months Ended
(Unaudited)	March 1, 2025	March 2, 2024	March 1, 2025	March 2, 2024
Net sales	$876.2	$872.3	$2,708.1	$2,739.5
Cost of sales	543.8	535.3	1,662.4	1,672.4
Gross margin	332.4	337.0	1,045.7	1,067.1
Operating expenses:
Selling, general and administrative	388.1	271.1	976.4	849.2
Restructuring expense	4.2	1.7	4.2	8.7
Design and research	22.3	21.4	69.6	65.7
Total operating expenses	414.6	294.2	1,050.2	923.6
Operating (loss) earnings	(82.2)	42.8	(4.5)	143.5
Interest expense	19.1	18.4	59.4	57.4
Interest and other investment (income) expense	(1.2)	(1.3)	(4.3)	(4.8)
Other expense (income), net	0.7	(1.8)	(2.0)	(2.0)
(Loss) earnings before income taxes and equity income	(100.8)	27.5	(57.6)	92.9
Income tax (benefit) expense	(89.0)	4.4	(80.3)	19.0
Equity income (loss) from nonconsolidated affiliates, net of tax	0.1	—	0.3	(0.3)
Net (loss) earnings	(11.7)	23.1	23.0	73.6
Net earnings attributable to redeemable noncontrolling interests	1.0	0.9	2.8	1.2
Net (loss) earnings attributable to MillerKnoll, Inc.	$(12.7)	$22.2	$20.2	$72.4

(Loss) earnings per share - basic	$(0.19)	$0.31	$0.29	$0.98
(Loss) earnings per share - diluted	$(0.19)	$0.30	$0.29	$0.97

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	$(16.8)	$(3.3)	$(37.6)	$7.9
Pension and post-retirement liability adjustments	—	(0.1)	2.9	(0.2)
Unrealized (loss) gain on interest rate swap agreement	(4.4)	(1.1)	(22.1)	(1.2)
Other comprehensive (loss) income, net of tax	$(21.2)	$(4.5)	$(56.8)	$6.5
Comprehensive (loss) income	(32.9)	18.6	(33.8)	80.1
Comprehensive income attributable to redeemable noncontrolling interests	1.0	0.9	2.8	1.2
Comprehensive (loss) income attributable to MillerKnoll, Inc.	$(33.9)	$17.7	$(36.6)	$78.9
See accompanying notes to Condensed Consolidated Financial Statements.

MillerKnoll, Inc.
Condensed Consolidated Balance Sheets

(Dollars in millions, except share data)
(Unaudited)	March 1, 2025	June 1, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$169.8	$230.4
Accounts receivable, net of allowance of $9.3 and $7.4	321.7	308.3
Unbilled accounts receivable	24.3	22.2
Inventories	425.5	428.6
Prepaid expenses	184.1	66.5
Assets held for sale	—	3.5
Other current assets	15.2	10.1
Total current assets	1,140.6	1,069.6
Property and equipment, at cost	1,602.6	1,582.7
Less — accumulated depreciation	(1,127.4)	(1,090.7)
Net property and equipment	475.2	492.0
Right of use assets	389.9	375.6
Goodwill	1,118.5	1,226.3
Indefinite-lived intangibles	422.6	465.5
Other amortizable intangibles, net of accumulated amortization of $248.4 and $223.4	248.8	279.3
Other noncurrent assets	99.8	135.3
Total Assets	$3,895.4	$4,043.6

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$238.1	$241.4
Short-term borrowings and current portion of long-term debt	48.4	43.5
Accrued compensation and benefits	88.1	104.5
Short-term lease liability	71.4	67.2
Accrued warranty	16.6	17.6
Customer deposits	96.3	100.2
Other accrued liabilities	124.2	123.3
Total current liabilities	683.1	697.7
Long-term debt	1,283.3	1,291.7
Pension and post-retirement benefits	6.8	10.0
Lease liabilities	390.9	360.4
Other liabilities	208.8	224.8
Total Liabilities	2,572.9	2,584.6
Redeemable noncontrolling interests	68.4	73.9
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 67,737,914 and 70,377,692 shares issued and outstanding in fiscal 2025 and 2024, respectively)	13.5	14.1
Additional paid-in capital	670.5	725.3
Retained earnings	719.6	738.4
Accumulated other comprehensive loss	(149.5)	(92.7)
Total Stockholders' Equity	1,254.1	1,385.1
Total Liabilities, Redeemable Noncontrolling Interests, and Stockholders' Equity	$3,895.4	$4,043.6
See accompanying notes to Condensed Consolidated Financial Statements.

MillerKnoll, Inc.
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Nine Months Ended
(Unaudited)	March 1, 2025	March 2, 2024
Cash Flows from Operating Activities:
Net earnings	$23.0	$73.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	104.6	111.6
Stock-based compensation	24.0	17.1
Amortization of deferred financing costs	3.5	3.5
Bad debt expense	4.4	3.1
Loss on sale of equity method investment	—	0.4
Operating leases	3.0	(7.0)
Deferred taxes	(8.3)	(0.3)
Gain (loss) on sale of property	0.8	(0.4)
Restructuring expense	4.2	8.7
Impairment expense	130.0	—
(Increase) decrease in current assets	(146.0)	100.0
(Decrease) in current liabilities	(4.9)	(32.9)
(Decrease) in non-current liabilities	(0.6)	(2.1)
Other, net	0.7	(1.4)
Net Cash Provided by Operating Activities	138.4	273.9

Cash Flows from Investing Activities:
Proceeds from sale of property	6.2	0.6
Advances of notes receivable	(3.1)	(10.6)
Collection of notes receivable	5.7	2.1
Proceeds from the sale of equity method investment	—	3.5
Capital expenditures	(68.1)	(56.5)
Other, net	(1.0)	(0.1)
Net Cash Used in Investing Activities	(60.3)	(61.0)

Cash Flows from Financing Activities:
Repayments of long-term debt	(29.7)	(22.2)
Proceeds from credit facility	702.5	620.1
Repayments of credit facility	(678.5)	(668.9)
Dividends paid	(39.0)	(42.2)
Common stock issued	5.2	4.3
Common stock repurchased and retired	(84.8)	(101.0)
Distribution to noncontrolling interest	(4.4)	(2.8)
Other, net	1.1	(0.4)
Net Cash Used in Financing Activities	(127.6)	(213.1)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(11.1)	0.3
Net (Decrease) Increase in Cash and Cash Equivalents	(60.6)	0.1

Cash and Cash Equivalents, Beginning of Period	230.4	223.5
Cash and Cash Equivalents, End of Period	$169.8	$223.6
See accompanying notes to Condensed Consolidated Financial Statements.

MillerKnoll, Inc.
Condensed Consolidated Statements of Stockholders' Equity

	Nine Months Ended March 1, 2025
(Dollars in millions, except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation Plan	MillerKnoll, Inc. Stockholders' Equity
(Unaudited)	Shares	Amount
June 1, 2024	70,377,692	$14.1	$725.3	$738.4	$(92.7)	$—	$1,385.1
Net (loss)	—	—	—	(1.2)	—	—	(1.2)
Other comprehensive income, net of tax	—	—	—	—	(5.8)	—	(5.8)
Stock-based compensation expense	—	—	9.1	—	—	—	9.1
Exercise of stock options	71,848	—	1.5	—	—	—	1.5
Restricted and performance stock units released	393,591	0.1	0.1	—	—	—	0.2
Employee stock purchase plan issuances	30,002	—	0.8	—	—	—	0.8
Repurchase and retirement of common stock, including excise tax	(1,544,733)	(0.3)	(43.7)	—	—	—	(44.0)
Dividends declared ($0.1875 per share)	—	—	—	(13.2)	—	—	(13.2)
August 31, 2024	69,328,400	$13.9	$693.1	$724.0	$(98.5)	$—	$1,332.5
Net earnings	—	—	—	34.1	—	—	34.1
Other comprehensive income, net of tax	—	—	—	—	(29.8)	—	(29.8)
Stock-based compensation expense	—	—	8.8	—	—	—	8.8
Exercise of stock options	21,318	—	0.4	—	—	—	0.4
Restricted and performance stock units released	6,323	—	0.4	—	—	—	0.4
Employee stock purchase plan issuances	32,251	—	0.7	—	—	—	0.7
Repurchase and retirement of common stock, including excise tax	(955,646)	(0.2)	(23.2)	—	—	—	(23.4)
Dividends declared ($0.1875 per share)	—	—	—	(13.0)	—	—	(13.0)
Directors' fees	1,773	—	0.1	—	—	—	0.1
November 30, 2024	68,434,419	$13.7	$680.3	$745.1	$(128.3)	$—	$1,310.8
Net (loss)	—	—	—	(12.7)	—	—	(12.7)
Other comprehensive income, net of tax	—	—	—	—	(21.2)	—	(21.2)
Stock-based compensation expense	—	—	6.1	—	—	—	6.1
Exercise of stock options	2,735	—	0.1	—	—	—	0.1
Restricted and performance stock units released	508	—	0.7	—	—	—	0.7
Employee stock purchase plan issuances	39,288	—	0.7	—	—	—	0.7
Repurchase and retirement of common stock	(785,650)	(0.2)	(17.9)	—	—	—	(18.1)
Directors' fees	46,614	—	1.0	—	—	—	1.0
Dividends declared ($0.1875 per share)	—	—	—	(13.0)	—	—	(13.0)
Other	—	—	(0.5)	0.2	—	—	(0.3)
March 1, 2025	67,737,914	$13.5	$670.5	$719.6	$(149.5)	$—	$1,254.1

	Nine Months Ended March 2, 2024
(Dollars in millions, except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation Plan	MillerKnoll, Inc. Stockholders' Equity
(Unaudited)	Shares	Amount
June 3, 2023	75,698,670	$15.1	$836.5	$676.1	$(95.1)	$—	$1,432.6
Net earnings	—	—	—	16.7	—	—	16.7
Other comprehensive loss, net of tax	—	—	—	—	11.6	—	11.6
Stock-based compensation expense	(983)	—	6.4	—	—	—	6.4
Restricted and performance stock units released	332,566	0.1	0.1	—	—	—	0.2
Employee stock purchase plan issuances	45,107	—	0.9	—	—	—	0.9
Repurchase and retirement of common stock	(1,670,135)	(0.3)	(31.7)	—	—	—	(32.0)
Dividends declared ($0.1875 per share)	—	—	—	(14.1)	—	—	(14.1)
September 2, 2023	74,405,225	$14.9	$812.2	$678.7	$(83.5)	$—	$1,422.3
Net earnings	—	—	—	33.5	—	—	33.5
Other comprehensive income, net of tax	—	—	—	—	(0.6)	—	(0.6)
Stock-base compensation expense	—	—	5.3	—	—	—	5.3
Exercise of stock options	19,429	—	0.4	—	—	—	0.4
Restricted and performance stock units released	11,887	—	1.3	—	—	—	1.3
Employee stock purchase plan issuances	31,669	—	—	—	—	—	—
Repurchase and retirement of common stock	(1,390,551)	(0.3)	(27.7)	—	—	—	(28.0)
Dividends declared ($0.1875 per share)	—	—	—	(13.7)	—	—	(13.7)
Other	—	—		0.1	—	—	0.1
December 2, 2023	73,077,659	$14.6	$791.5	$698.6	$(84.1)	$—	$1,420.6
Net earnings	—	—	—	22.2	—	—	22.2
Other comprehensive income, net of tax	—	—	—	—	(4.5)	—	(4.5)
Stock-based compensation expense	—	—	5.4	—	—	—	5.4
Exercise of stock options	18,659		0.4				0.4
Restricted and performance stock units released	112,794	—	0.7	—	—	—	0.7
Employee stock purchase plan issuances	29,225	—		—	—	—	—
Repurchase and retirement of common stock	(1,533,430)	(0.3)	(40.7)	—	—	—	(41.0)
Deferred compensation plan	—	—		—	—	—	—
Directors Fees	31,379	—	0.8	—	—	—	0.8
Dividends declared ($0.1875 per share)	—	—	—	(13.8)	—	—	(13.8)
Other	—	—		0.1	—	—	0.1
March 2, 2024	71,736,286	$14.3	$758.1	$707.1	$(88.6)	$—	$1,390.9

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
The accompanying unaudited Condensed Consolidated Financial Statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly the financial position of the Company as of March 1, 2025. Operating results for the three and nine months ended March 1, 2025, are not necessarily indicative of the results that may be expected for the year ending May 31, 2025 ("fiscal 2025"). These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 1, 2024 ("fiscal 2024"). All intercompany transactions have been eliminated in the Condensed Consolidated Financial Statements. The financial statements of equity method investments are not consolidated.
The Company's fiscal year is the 52 or 53 week period ending on the Saturday closest to May 31. The fiscal year ending May 31, 2025 ("fiscal 2025") and the fiscal year ended June 1, 2024 ("fiscal 2024") both contain 52 weeks.
Segment Reorganization
Effective as of March 1, 2025, the last day of the third quarter of fiscal 2025, the Company implemented an organizational change that resulted in a change in the reportable segments. The Company has recast historical results to reflect this change.
•The activities related to the Maharam, Spinneybeck|FilzFelt, Knoll Textiles, and Edelman brands, which were previously reported within the International Contract & Specialty segment, have been moved to the North America Contract segment.
•The activities related to the Holly Hunt brand, which were previously reported within the International Contract & Specialty segment, have been moved to the Global Retail segment.
•The activities related to Latin America Contract, which were previously reported within the Americas Contract segment, have been moved to the International Contract segment.
Below is a description of each reportable segment.

The North America Contract segment includes the operations associated with the design, sourcing, manufacture and sale of furniture products directly or indirectly through an independent dealership network for office, healthcare, and educational environments throughout the United States and Canada as well as the global operations of the Spinneybeck|FilzFelt, Maharam, Edelman, and Knoll Textile brands.
The International Contract segment includes the operations associated with the design, sourcing, manufacture and sale of furniture products, indirectly or directly through an independent dealership network in Europe, the Middle East, Africa, Asia-Pacific, and Latin America.
The Global Retail segment includes global operations associated with the sale of modern design furnishings and accessories to third party retailers, as well as direct to consumer sales through eCommerce, direct-mail catalogs, and physical retail stores, along with the global operations of the Holly Hunt brand.
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
The Company’s net cash pool position consisted of the following:

(In millions)	March 1, 2025	June 1, 2024
Gross cash position	$110.9	$26.6
Less: cash borrowings	(110.2)	(23.0)
Net cash position	$0.7	$3.6
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
ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In November 2024, the FASB issued this ASU which requires disclosure on an annual and interim basis, in the notes to the financial statements, of disaggregated information about specific categories underlying certain income statement expense line items. In January 2025, the FASB additionally issued ASU 2025-01, which clarified the effective date of ASU 2024-03 for entities that do not have a calendar year-end. The update will be effective in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently reviewing the provisions of the amendments in this update and evaluating their impact on the Company’s consolidated financial statements.

We have assessed all other ASUs issued but not yet adopted and concluded that those not disclosed are not relevant to the Company or are not expected to have a material impact.
3. Revenue from Contracts with Customers
Disaggregated Revenue
Revenue disaggregated by contract type is provided in the table below:

	Three Months Ended		Nine Months Ended
(In millions)	March 1, 2025	March 2, 2024	March 1, 2025	March 2, 2024
Net Sales:
Single performance obligation
Product revenue	$812.7	$809.9	$2,506.0	$2,526.7
Multiple performance obligations
Product revenue	59.3	58.3	191.8	201.9
Service revenue	0.7	1.4	2.9	3.4
Other	3.5	2.7	7.4	7.5
Total	$876.2	$872.3	$2,708.1	$2,739.5
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
The Other category primarily consists of textiles, uncategorized product sales, and service sales.

Revenue disaggregated by product type and reportable segment is provided in the table below:

	Three Months Ended		Nine Months Ended
(In millions)	March 1, 2025	March 2, 2024	March 1, 2025	March 2, 2024
North America Contract:
Workplace	$285.0	$275.9	$888.0	$900.4
Performance Seating	87.4	86.5	277.4	275.3
Lifestyle	50.1	52.3	166.9	163.6
Other	45.7	47.0	136.8	141.9
Total North America Contract	$468.2	$461.7	$1,469.1	$1,481.2

International Contract
Workplace	$35.4	$40.7	$121.4	$126.9
Performance Seating	63.4	65.6	211.7	200.8
Lifestyle	35.5	40.9	118.7	125.8
Other	11.2	5.9	22.5	18.4
Total International Contract	$145.5	$153.1	$474.3	$471.9

Global Retail:
Workplace	$2.5	$3.3	$7.2	$10.8
Performance Seating	57.0	50.4	154.0	148.1
Lifestyle	201.5	203.5	601.4	626.6
Other	1.5	0.3	2.1	0.9
Total Global Retail	$262.5	$257.5	$764.7	$786.4

Total	$876.2	$872.3	$2,708.1	$2,739.5
Refer to Note 14 of the Condensed Consolidated Financial Statements for further information related to our reportable segments.
Contract Balances
Customers may make payments before the satisfaction of the Company's performance obligation and recognition of revenue. These payments represent contract liabilities and are included within the caption “Customer deposits” in the Condensed Consolidated Balance Sheets. During the three and nine months ended March 1, 2025, the Company recognized Net sales of $3.9 million and $85.5 million, respectively, related to customer deposits that were included in the balance sheet as of June 1, 2024. During the three and nine months ended March 2, 2024, the Company recognized Net sales of $4.0 million and $75.9 million respectively, related to customer deposits that were included in the balance sheet as of June 3, 2023.

4. Inventories

(In millions)	March 1, 2025	June 1, 2024
Finished goods and work in process	$314.6	$314.3
Raw materials	110.9	114.3
Total	$425.5	$428.6
Inventories are valued primarily using the first-in first-out method.

5. Goodwill and Indefinite-Lived Intangibles
Changes in the carrying amount of Goodwill, by reportable segment, were as follows:

(In millions)	North America Contract(1)	International Contract	Global Retail(2)	Total
Balance at June 1, 2024	$584.3	$154.0	$488.0	$1,226.3
Impairment charges	—	—	(92.3)	(92.3)
Foreign currency translation adjustments	(5.7)	(2.8)	(7.0)	(15.5)
Balance at March 1, 2025	$578.6	$151.2	$388.7	$1,118.5
(1) North America Contract segment had accumulated goodwill impairments of $36.7 million as of March 1, 2025, and June 1, 2024.
(2) Global Retail segment had accumulated goodwill impairments of $181.1 million and $88.8 million as of March 1, 2025, and June 1, 2024 respectively.

Other indefinite-lived assets included in the Consolidated Balance Sheets consist of the following:

(In millions)	Indefinite-lived Intangible Assets
June 1, 2024	$465.5
Impairment charges	(37.7)
Foreign currency translation adjustments	(5.2)
March 1, 2025	$422.6
Goodwill
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
During the third quarter of fiscal year 2025, the Company performed an assessment to determine whether there were indicators of a triggering event which could indicate the carrying amount of the reporting units may not be supported by the fair value. Although our annual impairment test is performed during the fourth quarter, we perform this qualitative assessment each interim reporting period. Through this assessment management identified an impairment triggering event associated with lower-than-expected operating results. This suggested that the fair value of one or more of our reporting units may have fallen below their carrying amount. Accordingly, we performed a quantitative valuation of each reporting unit during the quarter.
The Company used the discounted cash flow method under a weighting of the income and market approach to estimate the fair value of our reporting units. These approaches are based on a discounted cash flow analysis and observable comparable company information that use several inputs, including:
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
As a result of the third quarter fiscal year 2025 goodwill impairment test, the Company recognized a total non-cash impairment charge of $30.1 million and $62.2 million in its Global Retail and Holly Hunt reporting units, respectively. The goodwill impairment charges were primarily caused by reduced sales and profitability projections as well as an increase in the discount rate. After these impairment charges and before the changes in reporting units resulting from our segment re-organization, the Global Retail and Holly Hunt reporting units had remaining goodwill of $357.0 million and $33.0 million, respectively.

Additionally, the quantitative assessment in the third quarter of fiscal year 2025 resulted in the fair values of the Americas Contract, International Contract and Coverings reporting units exceeding their respective carrying values (the "cushion") by 32%, 63% and 10%, respectively.
Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit. For example, a 1.0% decrease in estimated annual future cash flows would decrease the estimated fair value of the reporting unit by approximately 1.0%. The estimated long-term growth rate can have a significant impact on the estimated future cash flows, and therefore, the fair value of each reporting unit. Of the other key assumptions that impact the estimated fair values, most reporting units have the greatest sensitivity to changes in the estimated discount rate. In completing the goodwill impairment test, the respective fair values were estimated using discount rates ranging from 12.0% to 15.0% and long-term growth rates ranging from 2.5% to 3.0%.
The Company evaluated the sensitivity of changes in projected growth rates, discount rates and long-term growth rates for the reporting units with goodwill remaining as of March 1, 2025.
•A decrease in the forecasted sales by 500 basis points in all years or an increase in the discount rate of 100 basis points, leaving all other assumptions static, would not result in impairment for the Americas Contract, International Contract or Coverings reporting units.
•A decrease in the operating margin of 100 basis points in all years, leaving all other assumptions static, would not result in impairment for the Americas Contract or International Contract reporting units. For the Coverings reporting unit it would result in impairment of $3.0 million.
•A reduction in the projected sales growth rate, decline in operating margins, an increase in the discount rate or a decline in the long-term sales growth rate for the Holly Hunt or Global Retail reporting units may result in the need to record an additional impairment charge.
Additionally, in the third quarter of fiscal year 2025 the Company implemented an organizational change that resulted in a change in the reportable segments and reporting units. As a result, the Company performed the required impairment assessments directly before and immediately after the change in reporting units. As a result of this change, $26.1 million of goodwill was reassigned from the Americas Contract reporting unit to the International Contract reporting unit, based on the relative fair value approach. Additionally, the $33.0 million of remaining goodwill for the Holly Hunt reporting unit was moved to the Global Retail reporting unit. Subsequent to this change the Company has four reporting units, North America Contract, International Contract, Global Retail and Coverings.
Indefinite-Lived Intangibles
The Company evaluates indefinite-lived trade name intangible assets for impairment annually. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date. During the third quarter of fiscal year 2025, in conjunction with the goodwill impairment triggering event discussed above, the Company assessed its indefinite-lived trade names for indicators of impairment. As a result, the Company recognized $37.7 million in non-cash impairment charges related to the Knoll and Muuto trade names.
The Company performed quantitative assessments during the third quarter of fiscal year 2025 in testing the indefinite-lived intangible assets which showed indicators that impairment was more likely than not. In performing this assessment, we estimate the fair value of these intangible assets using the relief-from-royalty method which requires assumptions related to:
•actual and forecasted revenue growth rates,
•assumed royalty rates that could be payable if we did not own the trademark, and
•a market participant discount rate based on a weighted-average cost of capital.
In completing the third quarter fiscal year 2025 assessment of indefinite-lived trade name impairment, the respective fair values were estimated using discount rates ranging from 12.75% to 17.25%, royalty rates ranging from 1.00% to 3.00%, and long-term growth rates ranging from 2.50% to 3.00%. The Company’s estimates of the fair value of its indefinite-lived intangible assets are sensitive to changes in the key assumptions above as well as projected financial performance. If the estimated cash flows related to the Company's indefinite-lived intangibles were to decline in future periods, the Company may need to record additional impairment charges.

6. Employee Benefit Plans
One of the Company's wholly owned foreign subsidiaries has a defined-benefit pension plan based upon an average final pay benefit calculation. The measurement date for this plan is the last day of the fiscal year and the plan is frozen to new participants.
Prior to the end of the second quarter of fiscal 2025 the Knoll subsidiary had one domestic defined-benefit pension plan covering eligible U.S. nonunion employees. The measurement date for this plan is the last day of the fiscal year and the plan is frozen to new participants. During the fourth quarter of the year ended June 1, 2024, the Company began the process of terminating the defined-benefit pension plan held by the Knoll subsidiary. In the second quarter of fiscal 2025, the Company completed the termination of the the defined-benefit pension plan held by the Knoll subsidiary, which was fully funded as of November 30, 2024. During the second quarter of fiscal 2025, the Company settled its obligations under the plan by providing lump-sum payments of $39.9 million to eligible participants who elected to receive them and entering into an annuity purchase contract for the remaining liability of $84.7 million. The Company recognized a pension plan termination gain of $1.5 million during the nine months ended March 1, 2025, which represents the acceleration of unamortized net actuarial losses previously included within accumulated other comprehensive income. The gain was recorded in Other (income) expense, net within our Condensed Consolidated Statements of Comprehensive Income.
The following table summarizes the components of net periodic benefit cost for the Company's defined benefit pension plans:

	Pension Benefits
	Three Months Ended March 1, 2025		Three Months Ended March 2, 2024
(In millions)	Domestic	International	Domestic	International
Interest cost	$—	$1.0	$1.5	$1.0
Expected return on plan assets(1)	—	(1.3)	(2.3)	(1.2)
Expected administrative expenses	—	—	0.2	—
Net amortization loss	—	0.2	—	—
Net periodic benefit (income) cost	$—	$(0.1)	$(0.6)	$(0.2)

	Nine Months Ended March 1, 2025		Nine Months Ended March 2, 2024
(In millions)	Domestic	International	Domestic	International
Service cost	$0.9	$—	$—	$—
Interest cost	2.7	3.1	4.5	3.0
Expected return on plan assets(1)	(2.0)	(4.1)	(6.9)	(3.7)
Expected administrative expenses	—	—	0.6	—
Net amortization loss	—	0.5	—	—
Pension plan termination gain	(1.5)	—	—	—
Net periodic benefit cost (income)	$0.1	$(0.5)	$(1.8)	$(0.7)
(1)The weighted-average expected long-term rate of return on plan assets is 4.8%.

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
The table below presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share attributable to MillerKnoll, Inc.:

	Three Months Ended		Nine Months Ended
	March 1, 2025	March 2, 2024	March 1, 2025	March 2, 2024
Numerator:
Numerator for both basic and diluted EPS, Net (loss) earnings attributable to MillerKnoll, Inc. - in millions	$(12.7)	$22.2	$20.2	$72.4

Denominator:
Weighted-average common shares outstanding - basic	68,353,906	72,720,734	69,269,956	73,952,015
Potentially dilutive shares resulting from stock plans	—	1,426,092	911,323	664,376
Weighted-average common shares outstanding - diluted	68,353,906	74,146,826	70,181,279	74,616,391

Earnings per share attributable to MillerKnoll, Inc. - basic	$(0.19)	$0.31	$0.29	$0.98
Earnings per share attributable to MillerKnoll, Inc. - diluted	$(0.19)	$0.30	$0.29	$0.97

Antidilutive equity awards not included in weighted-average common shares - diluted	2,821,894	918,423	1,222,986	3,867,589
8. Stock-Based Compensation
The following table summarizes the stock-based compensation expense and related income tax effect for the three and nine months ended:

	Three Months Ended		Nine Months Ended
(In millions)	March 1, 2025	March 2, 2024	March 1, 2025	March 2, 2024
Stock-based compensation expense	$6.1	$5.4	$24.0	$17.1
Related income tax effect	$1.5	$1.3	$5.9	$4.1
Certain Company equity-based compensation awards contain provisions that allow for continued vesting into retirement. Stock-based awards are considered fully vested for expense attribution purposes when the employee's retention of the award is no longer contingent on providing subsequent service.

9. Income Taxes
The Company's process for determining the provision for income taxes for the three and nine months ended March 1, 2025, involved using an estimated annual effective tax rate which was based on expected annual income and statutory tax rates across the various jurisdictions in which it operates. The effective tax rates were 88.3% and 16.0%, respectively, for the three month periods ended March 1, 2025, and March 2, 2024. The year over year change in the effective tax rate for the three months ended March 1, 2025, resulted primarily from the current quarter having impacts of the estimated annual effective tax rate on the pre-tax loss driven by the impairment of indefinite-lived intangible assets and the prior year quarter having no comparable impacts. For the three months ended March 1, 2025, the effective tax rate is higher than the United States federal statutory rate due to the current quarter having impacts of the estimated annual effective tax rate on the pre-tax loss driven by the impairment of indefinite-lived intangible assets. For the three months ended March 2, 2024, the effective tax rate was lower than the United States federal statutory rate due to favorable discrete impacts from return to provision true-ups related to the United States research and development tax credit.
The effective tax rates were 139.5% and 20.5%, respectively, for the nine months ended March 1, 2025, and March 2, 2024. The year over year increase in the effective rate for the nine months ended March 1, 2025, resulted primarily from the current nine months having impacts of the estimated annual effective tax rate on the pre-tax loss driven by the impairment of indefinite-lived intangible assets and the prior year quarter having no comparable impacts. For the nine months ended March 1, 2025, the effective tax rate is higher than the United States federal statutory rate due to having impacts of the estimated annual effective tax rate on the pre-tax loss driven by the impairment of indefinite-lived intangible assets. For the nine months ended March 2, 2024, the effective tax rate is slightly lower than the United States federal statutory rate due to favorable discrete impacts from return to provision true-ups related to the United States research and development tax credit.
The Company recognizes interest and penalties related to uncertain tax benefits through Income tax expense in its Condensed Consolidated Statements of Comprehensive Income. Interest and penalties recognized in the Company's Condensed Consolidated Statements of Comprehensive Income were negligible for the three and nine months ended March 1, 2025, and March 2, 2024.
The Company's recorded liability for potential interest and penalties related to uncertain tax benefits was:

(In millions)	March 1, 2025	June 1, 2024
Liability for interest and penalties	$1.0	$0.8
Liability for uncertain tax positions, current	$1.6	$1.5
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
The carrying value and fair value of the Company's long-term debt, including current maturities, is as follows for the periods indicated:

(In millions)	March 1, 2025	June 1, 2024
Carrying value	$1,341.8	$1,347.8
Fair value	$1,428.7	$1,411.6
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
The following table sets forth financial assets and liabilities measured at fair value through net income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of March 1, 2025, and June 1, 2024.

(In millions)	March 1, 2025		June 1, 2024
Financial Assets	NAV	Quoted prices with other observable inputs (Level 2)	NAV	Quoted prices with other observable inputs (Level 2)
Cash equivalents:
Money market funds	$3.9	$—	$17.5	$—
Foreign currency forward contracts	—	0.4	—	1.1
Deferred compensation plan	—	21.1	—	19.1
Total	$3.9	$21.5	$17.5	$20.2

Financial Liabilities
Foreign currency forward contracts	—	0.4	—	0.4
Total	$—	$0.4	$—	$0.4
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
The following table sets forth financial assets and liabilities measured at fair value through other comprehensive income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of March 1, 2025, and June 1, 2024.

(In millions)		March 1, 2025	June 1, 2024
Financial Assets	Balance Sheet Location	Quoted Prices with Other Observable Inputs (Level 2)	Quoted Prices with Other Observable Inputs (Level 2)
Interest rate swap agreement	Other noncurrent assets	$33.6	$61.7
Total		$33.6	$61.7

Financial Liabilities
Interest rate swap agreement	Other liabilities	$1.3	$—
Total		$1.3	$—

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
The interest rate swaps were designated as cash flow hedges at inception and the facts and circumstances of the hedged relationships remain consistent with the initial quantitative effectiveness assessment in that the hedged instruments remain an effective accounting hedge as of March 1, 2025. Since a designated derivative meets hedge accounting criteria, the fair value of the hedge is recorded in the Consolidated Statements of Stockholders’ Equity as a component of Accumulated other comprehensive loss, net of tax. The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings. The interest rate swap agreements are assessed for hedge effectiveness on a quarterly basis. The impact of derivative instruments on our Condensed Consolidated Statements of Cash Flows is included in Net cash provided by operating activities.

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
The following table summarizes the effects of the interest rate swap agreements for the three and nine months ended:

	Three Months Ended		Nine Months Ended
(In millions)	March 1, 2025	March 2, 2024	March 1, 2025	March 2, 2024
(Loss) gain recognized in Other comprehensive loss (income) (effective portion)	$(4.4)	$(1.1)	$(22.1)	$(1.2)
Gain reclassified from Accumulated other comprehensive loss into earnings	$5.5	$7.9	$20.1	$23.0

There were no gains or losses recognized in earnings for hedge ineffectiveness for the three and nine month periods ended March 1, 2025, and March 2, 2024. The amount of gain expected to be reclassified from Accumulated other comprehensive income into earnings during the next twelve months is $18.2 million, net of tax is $13.7 million.
Redeemable Noncontrolling Interests
Changes in the Company's redeemable noncontrolling interest in HAY for the nine months ended March 1, 2025, and March 2, 2024, are as follows:

(In millions)	March 1, 2025	March 2, 2024
Beginning Balance	$73.9	$107.6
Net income attributable to redeemable noncontrolling interests	2.8	1.2
Dividend attributable to redeemable noncontrolling interests	(4.3)	(2.8)
Cumulative translation adjustments attributable to redeemable noncontrolling interests	(0.7)	—
Foreign currency translation adjustments	(3.3)	1.2
Ending Balance	$68.4	$107.2
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
Changes in the warranty reserve for the stated periods were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	March 1, 2025	March 2, 2024	March 1, 2025	March 2, 2024
Accrual Balance — beginning	$70.0	$71.3	$70.4	$73.9
Accrual for warranty matters	5.8	4.9	17.5	15.0
Settlements and adjustments	(6.5)	(5.6)	(18.6)	(18.3)
Accrual Balance — ending	$69.3	$70.6	$69.3	$70.6
Guarantees
The Company is periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one year and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies. However, the Company is ultimately liable for claims that may occur against them. As of March 1, 2025, the Company had a maximum financial exposure related to performance bonds totaling approximately $8.9 million. The Company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The Company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded in respect to these bonds as of either March 1, 2025, or June 1, 2024.

The Company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of March 1, 2025, the Company had a maximum financial exposure from these standby letters of credit totaling approximately $12.6 million, all of which is considered usage against the Company's revolving line of credit. The Company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded with respect to these arrangements as of March 1, 2025, or June 1, 2024.
Contingencies
The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect, if any, on the Company's Consolidated Financial Statements.
12. Short-Term Borrowings and Long-Term Debt
Short-term borrowings and long-term debt as of March 1, 2025, and June 1, 2024, consisted of the following:

(In millions)	March 1, 2025	June 1, 2024
Syndicated revolving line of credit, due July 2026	$414.0	$390.0
Term Loan A, 6.1883%, due July 2026	320.0	345.0
Term Loan B, 6.4383%, due July 2028	604.7	609.4
Supplier financing program	1.9	2.0
Finance lease liability	1.2	1.4
Total debt	$1,341.8	$1,347.8
Less: Unamortized discount and issuance costs	(10.1)	(12.6)
Less: Current debt	(48.4)	(43.5)
Long-term debt	$1,283.3	$1,291.7
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
During the nine months ended March 1, 2025, the Company made total principal payments on term loans "A" and "B" in the amounts of $25.0 million and $4.7 million, respectively. During the nine months ended March 2, 2024, the Company made total principal payments on term loans "A" and "B" in the amounts of $17.5 million and $4.7 million, respectively.
Available borrowings under the syndicated revolving line of credit were as follows for the periods indicated:

(In millions)	March 1, 2025	June 1, 2024
Syndicated revolving line of credit borrowing capacity	$725.0	$725.0
Less: Borrowings under the syndicated revolving line of credit	414.0	390.0
Less: Outstanding letters of credit	12.6	12.7
Available borrowings under the syndicated revolving line of credit	$298.4	$322.3

Supplier Financing Program
The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations of the Company. Under this program, participating suppliers may finance payment obligations of the Company, prior to their scheduled due dates, at a discounted price to the third-party financial institution.
The Company has lengthened the payment terms for certain suppliers that have chosen to participate in the program. As a result, certain amounts due to suppliers have payment terms that are longer than standard industry practice and as such, these amounts have been excluded from “Accounts payable” in the Condensed Consolidated Balance Sheets as the amounts have been accounted for by the Company as current debt, within “Short-term borrowings and current portion of long-term debt.” As of March 1, 2025, and June 1, 2024, the liability related to the supplier financing program was $1.9 million and $2.0 million, respectively.
13. Accumulated Other Comprehensive Loss
The following table provides an analysis of the changes in accumulated other comprehensive loss for the nine months ended March 1, 2025, and March 2, 2024:

(In millions)	Cumulative Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Interest Rate Swap Agreement	Accumulated Other Comprehensive Loss
Balance at June 1, 2024	$(105.7)	$(33.3)	$46.3	$(92.7)
Other comprehensive (loss) income, net of tax before reclassifications	(37.6)	—	(42.2)	(79.8)
Reclassification from accumulated other comprehensive loss - Other, net	—	3.9	20.1	24.0
Tax benefit	—	(1.0)	—	(1.0)
Net reclassifications	—	2.9	20.1	23.0
Net current period other comprehensive (loss) income	(37.6)	2.9	(22.1)	(56.8)
Balance at March 1, 2025	$(143.3)	$(30.4)	$24.2	$(149.5)

Balance at June 3, 2023	$(114.0)	$(23.8)	$42.7	$(95.1)
Other comprehensive income (loss), net of tax before reclassifications	7.9	—	(24.2)	(16.3)
Reclassification from accumulated other comprehensive loss - Other, net	—	(0.2)	23.0	22.8
Tax benefit	—	—	—	—
Net reclassifications	—	(0.2)	23.0	22.8
Net current period other comprehensive income (loss)	7.9	(0.2)	(1.2)	6.5
Balance at March 2, 2024	$(106.1)	$(24.0)	$41.5	$(88.6)
14. Operating Segments
Effective on March 1, 2025, the last day of the third quarter of fiscal year 2025 the Company implemented an organizational change that resulted in a change in reportable segments. The Company has restated historical results to reflect this change. As more fully described in Note 1 of the Condensed Consolidated Financial Statements, under our new reportable segments, there are three reportable segments consisting of North America Contract, International Contract and Global Retail.
The North America Contract segment includes the operations associated with the design, sourcing, manufacture and sale of furniture products directly or indirectly through an independent dealership network for office, healthcare, and educational environments throughout the United States and Canada as well as the global operations of the Spinneybeck|FilzFelt, Maharam, Edelman, and Knoll Textile brands.
The International Contract segment includes the operations associated with the design, sourcing, manufacture and sale of furniture products, indirectly or directly through an independent dealership network in Europe, the Middle East, Africa, Asia-Pacific and Latin America.

The Global Retail segment includes global operations associated with the sale of modern design furnishings and accessories to third party retailers, as well as direct to consumer sales through eCommerce, direct-mail catalogs, and physical retail stores, along with the global operations of the Holly Hunt brand.
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
The following is a summary of certain key financial measures for the respective periods indicated:

	Three Months Ended		Nine Months Ended
(In millions)	March 1, 2025	March 2, 2024	March 1, 2025	March 2, 2024
Net Sales:
North America Contract	$468.2	$461.7	$1,469.1	$1,481.2
International Contract	145.5	153.1	474.3	471.9
Global Retail	262.5	257.5	764.7	786.4
Total	$876.2	$872.3	$2,708.1	$2,739.5

Operating Earnings (Loss):
North America Contract	$17.0	$25.5	$82.6	$106.5
International Contract	9.9	17.5	41.6	42.7
Global Retail	(94.4)	12.1	(80.8)	34.5
Total reportable segments	$(67.5)	$55.1	$43.4	$183.7
Corporate	(14.7)	(12.3)	(47.9)	(40.2)
Total	$(82.2)	$42.8	$(4.5)	$143.5
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
For the three months ended March 1, 2025, there were no costs incurred related to the Knoll Integration.
For the three months ended March 2, 2024, we incurred $7.6 million of costs related to the Knoll Integration which was comprised of $6.6 million of exit and disposal costs related to the consolidation of facilities and $1.0 million of other integration costs.
For the nine months ended March 1, 2025, we incurred $28.3 million of costs related to the Knoll Integration which was comprised of $25.8 million of exit and disposal costs related to the consolidation of facilities and $2.5 million of other integration costs.
For the nine months ended March 2, 2024, we incurred $18.4 million of costs related to the Knoll Integration which was comprised of $15.3 million of exit and disposal costs related to the consolidation of facilities and $3.1 million of other integration costs.
The following table provides an analysis of the changes in liability balance for Knoll Integration costs that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and exit and disposal activities) for the nine months ended March 1, 2025:

(In millions)	Severance and Employee Benefit	Exit and Disposal Activities	Total
June 1, 2024	$—	$0.7	$0.7
Integration Costs	—	25.8	25.8
Amounts Paid	—	(7.1)	(7.1)
Non-cash costs	—	(19.0)	(19.0)
March 1, 2025	$—	$0.4	$0.4
The Company expects that the remaining liability for the Knoll Integration as of March 1, 2025, will be paid in the balance of fiscal year 2025.
The following is a summary of integration expenses by segment for the periods indicated:

	Three Months Ended		Nine Months Ended
(In millions)	March 1, 2025	March 2, 2024	March 1, 2025	March 2, 2024
North America Contract	$—	$7.6	$24.8	$18.1
International Contract	—	—	3.2	0.2
Global Retail	—	—	0.3	—
Corporate	—	—	—	0.1
Total	$—	$7.6	$28.3	$18.4

In the second quarter of fiscal 2024 a manufacturing facility located in Wisconsin met the criteria to be classified as an asset held for sale. The decision to sell this facility was made as a result of facility integration activities performed in connection with the integration of Knoll. As of June 1, 2024, the carrying amount of these assets held for sale was $3.5 million and classified as current assets within "Assets held for sale" in the Condensed Consolidated Balance Sheets. The sale of the manufacturing facility was completed in the third quarter of fiscal 2025, resulting in a gain of approximately $2.8 million included within Operating expenses in the Consolidated Statements of Comprehensive Income.
Restructuring Activities
During the third quarter of fiscal year 2025, the Company announced an action related to the 2025 restructuring plan ("2025 restructuring plan") to reduce expenses. This restructuring activity included involuntary reductions in workforces. During the three and nine months ended March 1, 2025, the Company incurred $4.2 million of restructuring charges related to the 2025 restructuring plan.
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
The following table provides an analysis of the changes in the restructuring cost reserve that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and exit and disposal activities) for the 2024 restructuring plan for the nine months ended March 1, 2025:

	Severance and Employee Related
(In millions)	2025 Restructuring Plan	2024 Restructuring Plan	Total
June 1, 2024	$—	$10.0	$10.0
Restructuring Costs	4.2	—	4.2
Amounts Paid	(0.5)	(7.9)	(8.4)
March 1, 2025	$3.7	$2.1	$5.8
The Company expects that remaining liability for the 2024 restructuring plan as of March 1, 2025, will be paid in fiscal year 2025. The Company expects that remaining liability for the 2025 restructuring plan as of March 1, 2025, will be paid in fiscal year 2025 and fiscal 2026.

The following is a summary of restructuring costs by segment for the periods indicated:

	Three Months Ended		Nine Months Ended
(In millions)	March 1, 2025	March 2, 2024	March 1, 2025	March 2, 2024
North America Contract	$2.4	$1.5	$2.4	$6.1
International Contract	1.7	0.1	1.7	1.3
Global Retail	0.1	0.1	0.1	1.3
Total	$4.2	$1.7	$4.2	$8.7
16. Variable Interest Entities
The Company entered into long-term notes receivable with certain independently owned dealers that are deemed to be variable interests in variable interest entities. The carrying value of these long-term notes receivable was $14.1 million and $17.9 million as of March 1, 2025, and June 1, 2024, respectively, and represents the Company’s maximum exposure to loss. The Company is not deemed to be the primary beneficiary for any of these variable interest entities as each independently owned dealer controls the activities that most significantly impact the entity’s economic performance, including sales, marketing, and operations.

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
The Company has modified its reporting segments in accordance with changes in the organizational structure effective March 1, 2025, the last day of the third quarter of fiscal year 2025. The Company has aligned internal management reporting to correspond to this new structure, resulting in the following changes to reporting segments.
•The activities related to the Maharam, Spinneybeck|FilzFelt, Knoll Textiles, and Edelman brands, which were previously reported within the International Contract & Specialty segment, have been moved to the North America Contract segment.
•The activities related to the Holly Hunt brand, which were previously reported within the International Contract & Specialty segment, have been moved to the Global Retail segment.
•The activities related to Latin America Contract, which were previously reported within the Americas Contract segment, have been moved to the International Contract segment.
Following these modifications, the Company's three reportable segments are North America Contract (formerly Americas Contract), International Contract (formerly International Contract & Specialty), and Global Retail.
The following is a summary of results for the three months ended March 1, 2025:
•Net sales were $876.2 million and orders were $853.1 million, representing an increase of 0.4% and 2.7%, respectively, when compared to the same quarter of the prior year. On an organic basis, which excludes the impact of foreign currency translation and the impact of the closure of the North American HAY eCommerce channel within the Global Retail segment, Net sales were $885.8 million(*) and orders were $862.2 million(*), representing an organic increase of 1.8%(*) and 4.1%(*), respectively, when compared to the same quarter of the prior year.
•Gross margin in the third quarter was 37.9%, a decrease of 70 basis points when compared to the same quarter of the prior year, related primarily to unfavorable channel and product mix, lower fixed cost leverage, and higher commodity costs.
•Operating expenses increased by $120.4 million or 40.9% as compared to the same quarter of the prior year. The increase was driven primarily by $130.0 million of indefinite-lived intangible impairment charges in the quarter, offset in part by lower incentive compensation expense as compared to the same quarter of the prior year.
•The effective tax rate was 88.3% compared to 16.0% for the same quarter of the prior year. The change as compared to the prior year resulted primarily from the impact of the estimated annual effective tax rate on the current quarter pre-tax loss driven by the impairment of indefinite-lived intangible assets during the quarter.
•Diluted loss per share was $0.19 as compared to diluted earnings per share of $0.30 in the prior year. Adjusted diluted earnings per share was $0.44(*), a 2.2%(*) decrease as compared to the prior year quarter adjusted diluted earnings per share.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

The following summary includes the Company's view of the economic environment in which it operates:

•MillerKnoll's results in the third quarter of fiscal year 2025 reflect the advantage of our diversified business model, with relative strength in certain markets and channels mitigating softness in others, along with a disciplined focus on our cost structure amidst very dynamic macroeconomic conditions.
•The North America Contract segment in the third quarter reported Net sales totaling $468.2 million, up 1.4% compared to the prior year period on a reported basis and up 1.7%(*) organically. North America Contract had new orders of $434.0 million, which was a decrease of 1.8% from the prior year and a decrease of 1.5%(*) on an organic basis.
•The International Contract segment delivered Net sales in the third quarter of $145.5 million, a decrease of 5.0% from the year-ago period on a reported basis and a decrease of 1.5%(*) organically. New orders in this segment totaled $159.2 million, representing a year-over-year decrease of 1.6% on a reported basis and an increase of 1.4%(*) organically.
•Net sales in the third quarter for the Global Retail segment totaled $262.5 million, an increase of 1.9% over the same quarter last year on a reported basis and an increase of 3.9%(*) organically. Orders in the quarter totaled $259.9 million, up 14.7% compared to the same period last year on a reported basis and up 16.9%(*) organically. Both sales and orders were positively impacted by a shift in timing of the cyber week holiday promotion period, which fell into both the second and third quarters of fiscal year 2025 and fell entirely within the second quarter last fiscal year. Although sales and orders in the quarter benefited from the shift in the timing of this year's holiday/cyber promotional period versus the prior year, orders were up over 4% in the segment and up 14% in the North America region, even after adjusting for this timing difference.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

The Company's fiscal year is the 52 or 53 week period ending on the Saturday closest to May 31. The fiscal year ending May 31, 2025 ("fiscal 2025") and the fiscal year ended June 1, 2024 ("fiscal 2024") both contain 52 weeks.
The remaining sections within Item 2 include additional analysis of the three and nine months ended March 1, 2025, including discussion of significant variances compared to the prior year periods.
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
Adjusted Earnings per Share represents reported diluted earnings per share excluding the impact from amortization of Knoll purchased intangibles, integration charges, restructuring expenses, impairment charges, Knoll pension plan termination charges and the related tax effect of these adjustments. These adjustments are described further below.
Organic Growth (Decline) represents the change in sales and orders, excluding currency translation effects and the impact of the closure of the North America HAY eCommerce channel in the Global Retail segment.

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
•Impairment charges: Includes non-cash, pre-tax charges for the impairment of the Knoll and Muuto trade names as well as impairment of goodwill attributed to the Global Retail and Holly Hunt reporting units.
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

The following tables reconcile Net sales to Net sales, organic for the periods ended as indicated below:

	Three Months Ended
	March 1, 2025
	North America Contract	International Contract	Global Retail	Total
Net sales, as reported	$468.2	$145.5	$262.5	$876.2
% change from PY	1.4%	(5.0)%	1.9%	0.4%

Adjustments
Currency translation effects (1)	1.2	5.3	3.1	9.6
Net sales, organic	$469.4	$150.8	$265.6	$885.8
% change from PY	1.7%	(1.5)%	3.9%	1.8%

	Three Months Ended
	March 2, 2024
	North America Contract	International Contract	Global Retail	Total
Net sales, as reported	$461.7	$153.1	$257.5	$872.3

Adjustments
HAY eCommerce	—	—	(1.8)	(1.8)
Net sales, organic	$461.7	$153.1	$255.7	$870.5
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period.

	Nine Months Ended
	March 1, 2025
	North America Contract	International Contract	Global Retail	Total
Net sales, as reported	$1,469.1	$474.3	$764.7	$2,708.1
% change from PY	(0.8)%	0.5%	(2.8)%	(1.1)%

Adjustments
Currency translation effects (1)	1.8	5.5	2.8	10.1
Net sales, organic	$1,470.9	$479.8	$767.5	$2,718.2
% change from PY	(0.7)%	1.7%	(0.9)%	(0.3)%

	Nine Months Ended
	March 2, 2024
	North America Contract	International Contract	Global Retail	Total
Net sales, as reported	$1,481.2	$471.9	$786.4	$2,739.5

Adjustments
HAY eCommerce	—	—	(11.8)	(11.8)
Net sales, organic	$1,481.2	$471.9	$774.6	$2,727.7
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period

The following tables reconcile orders as reported to organic orders for the periods ended as indicated below:

	Three Months Ended
	March 1, 2025
	North America Contract	International Contract	Global Retail	Total
Orders, as reported	$434.0	$159.2	$259.9	$853.1
% change from PY	(1.8)%	(1.6)%	14.7%	2.7%

Adjustments
Currency translation effects (1)	1.3	4.9	2.9	9.1
Orders, organic	$435.3	$164.1	$262.8	$862.2
% change from PY	(1.5)%	1.4%	16.9%	4.1%

	Three Months Ended
	March 2, 2024
	North America Contract	International Contract	Global Retail	Total
Orders, as reported	$441.9	$161.8	$226.6	$830.3

Adjustments
HAY eCommerce	—	—	(1.8)	(1.8)
Orders, organic	$441.9	$161.8	$224.8	$828.5
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period.

	Nine Months Ended
	March 1, 2025
	North America Contract	International Contract	Global Retail	Total
Orders, as reported	$1,453.4	$476.4	$781.1	$2,710.9
% change from PY	2.8%	(1.7)%	(1.1)%	0.9%

Adjustments
Currency translation effects (1)	1.8	8.2	3.2	13.2
Orders, organic	$1,455.2	$484.6	$784.3	$2,724.1
% change from PY	3.0%	—%	0.7%	1.8%

	Nine Months Ended
	March 2, 2024
	North America Contract	International Contract	Global Retail	Total
Orders, as reported	$1,413.3	$484.7	$790.0	$2,688.0

Adjustments
HAY eCommerce	—	—	(11.4)	(11.4)
Orders, organic	$1,413.3	$484.7	$778.6	$2,676.6
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period.

The following table reconciles earnings per share - diluted to adjusted earnings per share - diluted for the periods ended as indicated below:

	Three Months Ended		Nine Months Ended
	March 1, 2025	March 2, 2024	March 1, 2025	March 2, 2024
(Loss) earnings per share - diluted	$(0.19)	$0.30	$0.29	$0.97

Add: Amortization of Knoll purchased intangibles	0.09	0.08	0.25	0.24
Add: Integration charges	—	0.10	0.40	0.26
Add: Restructuring charges	0.06	0.02	0.06	0.10
Add: Impairment charges	1.91	—	1.85	—
Add: Knoll pension plan termination charges	—	—	0.01	—
Tax impact on adjustments	(1.43)	(0.05)	(1.53)	(0.16)
Adjusted earnings per share - diluted	$0.44	$0.45	$1.33	$1.41
Weighted average shares outstanding (used for calculating adjusted earnings per share) – diluted	68,353,906	74,146,826	70,181,279	74,616,391

Key Highlights
The following table presents certain key highlights from the results of operations for the three and nine months ended:

	Three Months Ended			Nine Months Ended
(In millions, except share data)	March 1, 2025	March 2, 2024	% Change	March 1, 2025	March 2, 2024	% Change
Net sales	$876.2	$872.3	0.4%	$2,708.1	$2,739.5	(1.1)%
Cost of sales	543.8	535.3	1.6%	1,662.4	1,672.4	(0.6)%
Gross margin	332.4	337.0	(1.4)%	1,045.7	1,067.1	(2.0)%
Operating expenses	414.6	294.2	40.9%	1,050.2	923.6	13.7%
Operating (loss) earnings	(82.2)	42.8	(292.1)%	(4.5)	143.5	(103.1)%
Other expenses, net	18.6	15.3	21.6%	53.1	50.6	4.9%
(Loss) earnings before income taxes and equity income	(100.8)	27.5	(466.5)%	(57.6)	92.9	(162.0)%
Income tax (benefit) expense	(89.0)	4.4	(2,122.7)%	(80.3)	19.0	(522.6)%
Equity income (loss) from nonconsolidated affiliates, net of tax	0.1	—	N/A	0.3	(0.3)	(200.0)%
Net (loss) earnings	(11.7)	23.1	(150.6)%	23.0	73.6	(68.8)%
Net earnings attributable to redeemable noncontrolling interests	1.0	0.9	11.1%	2.8	1.2	133.3%
Net (loss) earnings attributable to MillerKnoll, Inc.	$(12.7)	$22.2	(157.2)%	$20.2	$72.4	(72.1)%
(Loss) earnings per share - basic	$(0.19)	$0.31	(161.3)%	$0.29	$0.98	(70.4)%
Orders	$853.1	$830.3	2.7%	$2,710.9	$2,688.0	0.9%
Backlog	$686.4	$639.4	7.4%
The following table presents select components of the Company's Condensed Consolidated Statements of Comprehensive (Loss) Income as a percentage of Net sales, for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	March 1, 2025	March 2, 2024	March 1, 2025	March 2, 2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.1%	61.4%	61.4%	61.0%
Gross margin	37.9%	38.6%	38.6%	39.0%
Operating expenses	47.3%	33.7%	38.8%	33.7%
Operating (loss) earnings	(9.4)%	4.9%	(0.2)%	5.2%
Other expenses, net	2.1%	1.8%	2.0%	1.8%
(Loss) earnings before income taxes and equity income	(11.5)%	3.2%	(2.1)%	3.4%
Income tax (benefit) expense	(10.2)%	0.5%	(3.0)%	0.7%
Equity income (loss) from nonconsolidated affiliates, net of tax	—%	—%	—%	—%
Net (loss) earnings	(1.3)%	2.6%	0.8%	2.7%
Net earnings attributable to redeemable noncontrolling interests	0.1%	0.1%	0.1%	—%
Net (loss) earnings attributable to MillerKnoll, Inc.	(1.4)%	2.5%	0.7%	2.6%

Net Sales
The following chart presents graphically the primary drivers of the year-over-year change in Net sales for the three and nine months ended March 1, 2025. The amounts presented in the graph are expressed in millions and have been rounded.

Net sales increased $3.9 million or 0.4% in the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024. The following items contributed to the change:
•Increased sales volume within the Global Retail and North America Contract segments of approximately $9 million and $7 million, respectively; and
•Price increases, net of incremental discounting, which drove an increase in Net sales of approximately $1 million. Offset in part by:
•Foreign currency translation decreased Net sales by approximately $10 million.
•Decrease of $2 million related to the closure of the HAY eCommerce channel in North America that occurred in the prior year.
•Decreased sales volume within the International Contract segment of approximately $1 million.
Net sales decreased $31.4 million or 1.1% in the first nine months of fiscal 2025 compared to the first nine months of fiscal 2024. The following items contributed to the change:
•Decreased sales volume within the North America Contract and Global Retail segments of approximately $30 million and $12 million, respectively.
•Decrease of $12 million related to the closure of the HAY eCommerce channel in North America that occurred in the prior year.
•Foreign currency translation decreased Net sales by approximately $10 million. Offset in part by:
•Increased sales volume within the International Contract segment of approximately $18 million.
•Price increases, net of incremental discounting, which drove an increase in Net sales of approximately $14 million.
Gross Margin
Gross margin was 37.9% in the third quarter of fiscal 2025 as compared to 38.6% in the third quarter of fiscal 2024. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:
•Increased commodity costs negatively impacted margin by approximately 40 basis points.
•Unfavorable channel and product mix negatively impacted margin by approximately 30 basis points.
•Loss of leverage on lower sales volumes negatively impacted margin by approximately 30 basis points. These factors were offset in part by:
•Reduced freight and product distribution costs, net of freight revenue, as compared to the same period of the prior year which increased gross margin by approximately 30 basis points.
Gross margin was 38.6% in the nine months ended March 1, 2025, as compared to 39.0% for the same period in the prior fiscal year. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:
•Loss of leverage on lower sales volumes negatively impacted margin by approximately 40 basis points.
•Unfavorable channel and product mix negatively impacted margin by approximately 20 basis points.
•Increased commodity costs negatively impacted margin by approximately 20 basis points. These factors were offset in part by:
•Price increases, net of incremental discounting, contributed to margin improvement of approximately 30 basis points.
•Reduced freight and product distribution costs, net of freight revenue, as compared to the same period of the prior year.

Operating Expenses
The following chart presents graphically the primary drivers of the year-over-year change in Operating expenses for the three and nine months ended March 1, 2025. The amounts presented in the graphs are expressed in millions and have been rounded.

Operating expenses increased by $120.4 million or 40.9% in the third quarter of fiscal 2025 compared to the prior year period. The following factors contributed to the change:
•Impairment charges of $130 million related to goodwill attributed to the Holly Hunt and Global Retail reporting units as well as related to the Knoll and Muuto indefinite-lived trade name intangible assets in the current year period.
•Increased restructuring charges related primarily to workforce reduction actions of $3 million as compared to the prior year period. Offset in part by:
•Incentive compensation which decreased approximately $12 million; and
•Decreased foreign currency translation, acquisition related integration charges, and variable selling and marketing costs as compared to the prior year period.

Operating expenses increased by $126.6 million or 13.7% in the first nine months of fiscal 2025 compared to the first nine months of fiscal 2024. The following factors contributed to the change:
•Impairment charges of $130 million related to goodwill attributed to the Holly Hunt and Global Retail reporting units as well as related to the Knoll and Muuto indefinite-lived trade name intangible assets in the current year period.
•Knoll acquisition related integration charges contributed an increase in Operating expenses as compared to the same period of the prior year of approximately $10 million.
•Selling and marketing costs, which increased by approximately $4 million. These increases were offset in part by:
•Incentive compensation which decreased by approximately $12 million.
•Decreased restructuring charges related to workforce reduction actions taken as compared to the prior year period of approximately $5 million.
Other Income/Expense
During the three months ended March 1, 2025, net Other expense was $18.6 million, representing an increase of $3.3 million compared to the same period in the prior year. The change is driven primarily by:
•Reduced net periodic benefit income due to the termination of the Knoll pension plan in the current year.
•Reduced interest income in the current year. These factors were offset in part by a reduction in foreign currency losses as compared to the same period of the prior year.
During the nine months ended March 1, 2025, net Other expense was $53.1 million, representing an increase of $2.5 million compared to the same period in the prior year. This change is driven primarily by:
•Increased interest expense in the current year as compared to the prior year; and
•Reduced net periodic benefit income due to the termination of the Knoll pension plan in the current year. These factors were offset in part by a reduction in foreign currency losses as compared to the same period of the prior year.
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
Effective as of March 1, 2025, the last day of the third quarter of fiscal 2025, the Company implemented an organizational change that resulted in a change in the reportable segments. The Company has recast historical results to reflect this change.
Below is a description of each reportable segment.
The North America Contract segment includes the operations associated with the design, sourcing, manufacture and sale of furniture products directly or indirectly through an independent dealership network for office, healthcare, and educational environments throughout the United States and Canada as well as the global operations of the Spinneybeck|FilzFelt, Maharam, Edelman, and Knoll Textile brands.
The International Contract segment includes the operations associated with the design, sourcing, manufacture and sale of furniture products, indirectly or directly through an independent dealership network in Europe, the Middle East, Africa, Asia-Pacific and Latin America.
The Global Retail segment includes global operations associated with the sale of modern design furnishings and accessories to third party retailers, as well as direct to consumer sales through eCommerce, direct-mail catalogs, and physical retail stores, along with the global operations of the Holly Hunt brand.

Unallocated expenses are reported within the Corporate category. For descriptions of each segment, refer to Note 14 of the Condensed Consolidated Financial Statements.
The charts below present the relative mix of Net sales and Operating earnings across each of the Company's segments during the three and nine month periods ended March 1, 2025. This is followed by a discussion of the Company's results, by reportable segment. The amounts presented in the charts are in millions and have been rounded.

North America Contract

	Three Months Ended			Nine Months Ended
(Dollars in millions)	March 1, 2025	March 2, 2024	Change	March 1, 2025	March 2, 2024	Change
Net sales	$468.2	$461.7	$6.5	$1,469.1	$1,481.2	$(12.1)
Gross margin	161.0	163.0	(2.0)	522.6	539.6	(17.0)
Gross margin %	34.4%	35.3%	(0.9)%	35.6%	36.4%	(0.8)%
Operating earnings	17.0	25.5	(8.5)	82.6	106.5	(23.9)
Operating earnings %	3.6%	5.5%	(1.9)%	5.6%	7.2%	(1.6)%
For the three month comparative period, Net sales increased 1.4%, or 1.7%(*) on an organic basis, over the prior year period due to:
•Increased sales volumes within the segment of approximately $7 million; offset in part by
•Unfavorable foreign currency translation of approximately $1 million.
For the nine month comparative period, Net sales decreased 0.8%, or 0.7%(*) on an organic basis, over the prior year period due to:
•Decreased volumes within the segment of approximately $30 million; and
•Unfavorable foreign currency translation of approximately $2 million; offset in part by
•Price increases, net of incremental discounting of approximately $20 million.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

For the three month comparative period, operating earnings decreased $8.5 million, or 33.3%, over the prior year period due to:
•Decreased Gross margin of $2.0 million and a decrease in gross margin percentage of 90 basis points. The decrease in gross margin percentage was due primarily to:
◦Increased commodity costs negatively impacted margin by approximately 30 basis points; and
◦Loss of leverage of fixed costs which had a negative impact on margin of approximately 60 basis points.
•Increased Operating expenses of $6.5 million driven primarily by:
◦Increased impairment and restructuring charges in the quarter offset in part by reduced incentive compensation as compared to the prior year period.
For the nine month comparative period, operating earnings decreased $23.9 million, or 22.4%, over the prior year period due to:
•Decreased Gross margin of $17.0 million due to the decrease in sales discussed above and a decrease in gross margin percentage of 80 basis points. The decrease in gross margin percentage was due primarily to:
◦Loss of leverage of fixed costs due to reduced production volumes as well as unfavorable product mix which had a negative impact on margin of approximately 120 basis points.
◦Increased commodity and product distribution costs which had a negative impact on margin of 20 basis points.
◦Increased freight and distribution charges negatively impacted margin by 20 basis points. These changes were offset in part by:
◦The impact of incremental list price increases, net of contract price discounting, that increased gross margin percentage by 80 basis points.
•Increased Operating expenses of $7 million. The following factors contributed to the change:
◦Trade name impairment charges of $18 million in the current year period.
◦Increased acquisition related integration costs of approximately $6 million in the current period. Offset in part by:

◦A decrease of approximately $7 million in incentive compensation.
◦Decreased selling and marketing costs of approximately $6 million.
◦A decrease of approximately $4 million in restructuring charges related to reductions in the Company's workforce.
International Contract

	Three Months Ended			Nine Months Ended
(Dollars in millions)	March 1, 2025	March 2, 2024	Change	March 1, 2025	March 2, 2024	Change
Net sales	$145.5	$153.1	$(7.6)	$474.3	$471.9	$2.4
Gross margin	52.2	57.1	(4.9)	172.6	167.7	4.9
Gross margin %	35.9%	37.3%	(1.4)%	36.4%	35.5%	0.9%
Operating earnings	9.9	17.5	(7.6)	41.6	42.7	(1.1)
Operating earnings %	6.8%	11.4%	(4.6)%	8.8%	9.0%	(0.2)%
For the three month comparative period, Net sales decreased 5.0%, or 1.5%(*) on an organic basis, over the prior year period due to:
•Unfavorable foreign currency translation of approximately $5 million; and
•Incremental discounting, net of price increases, which negatively impacted sales approximately $1 million; and
•Decrease in sales volume of approximately $1 million.
For the nine month comparative period, Net sales increased 0.5%, or 1.7%(*) on an organic basis, over the prior year period due to:
•Increased sales volume of approximately $18 million, driven by APMEA and portions of mainland Europe; offset in part by:
•Incremental discounting, net of price increases, which negatively impacted sales by approximately $10 million; and
•Unfavorable foreign currency translation of approximately $5 million.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."
For the three month comparative period, operating earnings decreased $7.6 million or 43.4%, over the prior year period due to:
•Decreased Gross margin of $4.9 million due to the decrease in sales explained above and a decrease in gross margin percentage of 140 basis points. The decrease in gross margin percentage was due primarily to:
◦A decrease in gross margin percentage of 70 basis points due primarily to incremental discounting, net of price increases; and
◦Unfavorable product and business mix negatively impacted margin by 50 basis points; and
◦Loss of leverage of fixed costs on lower sales volumes which had a negative impact on margin of approximately 50 basis points. These decreases were offset in part by:
◦Favorable foreign currency translation positively impacted margin by 30 basis points.
•Increased Operating expenses of $2.7 million. The following factors contributed to the change:
◦Increase in restructuring and impairment charges during the quarter of $4 million. This increase was offset in part by:
◦Foreign currency translation, which decreased operating expenses.
For the nine month comparative period, operating earnings decreased $1.1 million, or 2.6%, over the prior year period due to:
•Increased Gross margin of $4.9 million due to the increase in sales explained above and an increase in gross margin percentage of 90 basis points. The increase in gross margin percentage was due primarily to favorable product and business mix which increased margin by approximately 120 basis points offset in part incremental discounting, net of price increases which had a negative impact on margin.

•Operating expenses increased slightly from the prior year. An increase in restructuring charges, acquisition related integration charges, and impairment charges was partially offset by reduced incentive compensation in the current period as compared to the prior year.

Global Retail

	Three Months Ended			Nine Months Ended
(Dollars in millions)	March 1, 2025	March 2, 2024	Change	March 1, 2025	March 2, 2024	Change
Net sales	$262.5	$257.5	$5.0	$764.7	$786.4	$(21.7)
Gross margin	119.2	116.9	2.3	350.5	359.8	(9.3)
Gross margin %	45.4%	45.4%	—%	45.8%	45.8%	—%
Operating (loss) earnings	(94.4)	12.1	(106.5)	(80.8)	34.5	(115.3)
Operating earnings %	(36.0)%	4.7%	(40.7)%	(10.6)%	4.4%	(15.0)%
For the three month comparative period, Net sales increased 1.9%, and 3.9%(*) on an organic basis, over the prior year period due to:
•An increase in sales volume of approximately $9 million, driven primarily by a shift in timing of the cyber week holiday promotional period. In the current year, the promotional period was split between the second and third quarters; in the prior year the entire promotional period was included in the second quarter; and
•Price increases, net of incremental discounting which increased sales by approximately $1 million; offset in part by:
•Unfavorable foreign currency translation of approximately $3 million; and
•Decrease of approximately $2 million related to the closure of the HAY eCommerce channel in North America that occurred in the prior year.
For the nine month comparative period, Net sales decreased 2.8%, and 0.9%(*) on an organic basis, over the prior year period due to:
•Decrease of approximately $12 million related to the closure of the HAY eCommerce channel in North America that occurred in the prior year; and
•A decrease in sales volume of approximately $12 million; and
•Unfavorable foreign currency translation of approximately $3 million; offset in part by
•Price increases, net of incremental discounting, which increased sales by approximately $4 million.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

For the three month comparative period, Operating earnings decreased $106.5 million over the prior year period due to:
•Decreased Gross margin of $2.3 million. Gross margin percentage was flat to the prior year. Summarized below are factors that most significantly impacted Gross margin percentage during the quarter:
◦Benefits realized from price increases, net of incremental discounting which positively impacted margin by 20 basis points; and
◦Reduced freight and product distribution costs, net of freight revenue, as compared to the same period of the prior year which positively impacted margin by 20 basis points; offset in part by:
◦Loss of leverage of fixed costs negatively impacted margin by 40 basis points.
•Increased Operating expenses of $108.8 million primarily related to impairment charges incurred in the current quarter.
For the nine month comparative period, Operating earnings decreased $115.3 million over the prior year period due to:
•Decreased Gross margin of $9.3 million due to the decrease in net sales discussed above. Gross margin percentage was flat to the prior year. Summarized below are factors that most significantly impacted Gross margin percentage during the period:

◦Reduced freight and product distribution costs, net of freight revenue, as compared to the same period of the prior year and favorable product mix which had a favorable impact on gross margin percentage of approximately 120 basis points; and
◦The impact of incremental list price increases, net of discounting, that increased gross margin percentage by approximately 20 basis points. These increases were offset in part by:
◦The impact of increased inventory costs as compared to the prior year which negatively impacted margin by approximately 110 basis points.
◦Loss of leverage on fixed costs attributable to lower sales volumes as compared to the prior year which had an unfavorable impact on gross margin percentage of approximately 30 basis points.
•Increased Operating expenses of $106.0 million primarily related to impairment charges incurred in the current quarter.

Corporate
Corporate unallocated expenses totaled $14.7 million for the third quarter of fiscal 2025, an increase of $2.4 million from the third quarter of fiscal 2024 related primarily to higher stock based compensation expense.
Corporate unallocated expenses totaled $47.9 million for the first nine months of fiscal 2025, an increase of $7.7 million from the same period of fiscal 2024 related primarily to higher stock based compensation expense.
Liquidity and Capital Resources
The table below summarizes the net change in Cash and cash equivalents for the nine months ended as indicated.

(In millions)	March 1, 2025	March 2, 2024
Cash provided by (used in):
Operating activities	$138.4	$273.9
Investing activities	(60.3)	(61.0)
Financing activities	(127.6)	(213.1)
Effect of exchange rate changes	(11.1)	0.3
Net change in Cash and cash equivalents	$(60.6)	$0.1
Cash Flows - Operating Activities
Net cash provided by operating activities for the nine months ended March 1, 2025, totaled $138.4 million compared to $273.9 million in the same period of the prior year. The decrease in cash inflow is due primarily to lower net income recorded in the current period as well as changes in working capital. Our working capital consists primarily of receivables from customers, inventory, prepaid expenses, accounts payable, accrued compensation, and accrued other expenses. Working capital changes were primarily affected by payment of variable compensation in the nine months ended March 1, 2025, the recognition of the tax benefit of the current quarter’s operating loss, as well as timing of collection of our receivables and inventory on hand.
Cash Flows - Investing Activities
Cash used in investing activities for the nine months ended March 1, 2025, was $60.3 million, as compared to $61.0 million in the same period of the prior year. The change in cash outflow in the current year, compared to the prior year, was primarily due to the following:
•Cash proceeds of $6.0 million in the current period related to the sale of a manufacturing facility located in Wisconsin; and
•A decrease in the total volume of notes receivable entered into with certain independently owned dealers in the current period as compared to the same period of the prior year; offset in part by:
•In the nine months ended March 2, 2024, the Company received $3.5 million of proceeds related to the sale of its investment in Maars; and
•Increased capital expenditures in the current year.

At the end of the third quarter of fiscal 2025, there were outstanding commitments for capital purchases of $20.6 million. The Company plans to fund these commitments through a combination of cash on hand and cash flows from operations. The Company expects full-year capital purchases to be between $80 million and $100 million, which will be primarily related to investments in the Company's facilities and equipment. This compares to full-year capital spending of $78.4 million in fiscal 2024. Capital expenditures for the first nine months of fiscal 2025 were $68.1 million compared to $56.5 million for the nine months ended March 2, 2024.
Cash Flows - Financing Activities
Cash used in financing activities for the nine months ended March 1, 2025, was $127.6 million, as compared to $213.1 million in the same period of the prior year. The decrease in cash used in the current year, compared to the prior year, was primarily due to:
•The Company repurchased 3,286,029 shares at a cost of $84.8 million in the current year as compared to 4,594,116 share repurchases totaling $101.0 million in the same period of the prior year.
•Net borrowings on the credit agreement of $24.0 million in the current year compared to net payments of $48.8 million in the same period of the prior year. This was offset in part by:
•Increased payments on our term loans in the current period as compared to the same period of the prior year of $7.5 million.
Sources of Liquidity
The Company maintains an open market share repurchase program under our existing share repurchase authorization and may repurchase shares from time to time based on management’s evaluation of market conditions, share price and other factors.
At the end of the third quarter of fiscal 2025, the Company had a well-positioned balance sheet and liquidity profile. The Company has access to liquidity through credit facilities as well as cash and cash equivalents. These sources have been summarized below. For additional information, refer to Note 12 to the Condensed Consolidated Financial Statements.

(In millions)	March 1, 2025	June 1, 2024
Cash and cash equivalents	$169.8	$230.4
Availability under syndicated revolving line of credit	298.4	322.3
Total liquidity	$468.2	$552.7
Of the Cash and cash equivalents noted above at the end of the third quarter of fiscal 2025, the Company had $164.8 million of Cash and cash equivalents held outside the United States.
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
As of March 1, 2025, the total debt outstanding related to borrowings under the syndicated revolving line of credit was $414.0 million with available borrowings on this facility of $298.4 million.
The Company intends to repatriate $104.3 million of undistributed foreign earnings all of which is held in cash in certain foreign jurisdictions with the remainder of undistributed earnings outside the U.S. recorded in working capital. The Company has recorded a $3.7 million deferred tax liability related to foreign withholding taxes on these future dividends received in the U.S. from foreign subsidiaries. A significant portion of the $104.3 million of undistributed foreign earnings was previously taxed under the U.S. Tax Cut and Jobs Act (TCJA). The Company intends to remain indefinitely reinvested in the remaining undistributed earnings outside the U.S. which is estimated to be approximately $347.5 million on March 1, 2025.
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
Goodwill
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
During the third quarter of fiscal year 2025, the Company performed an assessment to determine whether there were indicators of a triggering event which could indicate the carrying amount of the reporting units may not be supported by the fair value. Although our annual impairment test is performed during the fourth quarter, we perform this qualitative assessment each interim reporting period. Through this assessment management identified an impairment triggering event associated with lower-than-expected operating results. This suggested that the fair value of one or more of our reporting units may have fallen below their carrying amount. Accordingly, we performed a quantitative valuation of each reporting unit during the quarter.
The Company used the discounted cash flow method under a weighting of the income and market approach to estimate the fair value of our reporting units. These approaches are based on a discounted cash flow analysis and observable comparable company information that use several inputs, including:
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
As a result of the third quarter fiscal year 2025 goodwill impairment test, the Company recognized a total non-cash impairment charge of $30.1 million and $62.2 million in its Global Retail and Holly Hunt reporting units, respectively. The goodwill impairment charges were primarily caused by reduced sales and profitability projections as well as an increase in the discount rate. After these impairment charges and before the changes in reporting units resulting from our segment re-organization, the Global Retail and Holly Hunt reporting units had remaining goodwill of $357.0 million and $33.0 million, respectively.
Additionally, the quantitative assessment in the third quarter of fiscal year 2025 resulted in the fair values of the Americas Contract, International Contract and Coverings reporting units exceeding their respective carrying values (the "cushion") by 32%, 63% and 10%, respectively.

Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit. For example, a 1.0% decrease in estimated annual future cash flows would decrease the estimated fair value of the reporting unit by approximately 1.0%. The estimated long-term growth rate can have a significant impact on the estimated future cash flows, and therefore, the fair value of each reporting unit. Of the other key assumptions that impact the estimated fair values, most reporting units have the greatest sensitivity to changes in the estimated discount rate. In completing the goodwill impairment test, the respective fair values were estimated using discount rates ranging from 12.0% to 15.0% and long-term growth rates ranging from 2.5% to 3.0%.
The Company evaluated the sensitivity of changes in projected growth rate, discount rates and long-term growth rates for the reporting units with goodwill remaining as of March 1, 2025.
•A decrease in the forecasted sales by 500 basis points in all years or an increase in the discount rate of 100 basis points, leaving all other assumptions static, would not result in impairment for the Americas Contract, International Contract or Coverings reporting units.
•A decrease in the operating margin of 100 basis points in all years, leaving all other assumptions static, would not result in impairment for the Americas Contract or International Contract reporting units. For the Coverings reporting unit it would result in impairment of $3.0 million.
•A reduction in the projected sales growth rate, decline in operating margins, an increase in the discount rate or a decline in the long-term sales growth rate for the Holly Hunt or Global Retail reporting units may result in the need to record an additional impairment charge.
Additionally, in the third quarter of fiscal year 2025 the Company implemented an organizational change that resulted in a change in the reportable segments and reporting units. As a result, the Company performed the required impairment assessments directly before and immediately after the change in reporting units. As a result of this change $26.1 million of goodwill was reassigned from the Americas Contract reporting unit to the International Contract reporting unit, based on the relative fair value approach. Additionally, the $33.0 million of remaining goodwill for the Holly Hunt reporting unit was moved to the Global Retail reporting unit. Subsequent to this change the Company has four reporting units, North America Contract, International Contract, Global Retail and Coverings.
Indefinite-Lived Intangibles
The Company evaluates indefinite-lived trade name intangible assets for impairment annually. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date. During the third quarter of fiscal year 2025, in conjunction with the goodwill impairment triggering event discussed above, the Company assessed its indefinite-lived trade names for indicators of impairment. As a result, the Company recognized $37.7 million in non-cash impairment charges related to the Knoll and Muuto trade names.
The Company performed quantitative assessments during the third quarter of fiscal year 2025 in testing the indefinite-lived intangible assets which showed indicators that impairment was more likely than not. In performing this assessment, we estimate the fair value of these intangible assets using the relief-from-royalty method which requires assumptions related to:
•actual and forecasted revenue growth rates,
•assumed royalty rates that could be payable if we did not own the trademark, and
•a market participant discount rate based on a weighted-average cost of capital.
In completing the third quarter fiscal year 2025 assessment of indefinite-lived trade name impairment, the respective fair values were estimated using discount rates ranging from 12.75% to 17.25%, royalty rates ranging from 1.00% to 3.00% and long-term growth rates ranging from 2.5% to 3.0%. The Company’s estimates of the fair value of its indefinite-lived intangible assets are sensitive to changes in the key assumptions above as well as projected financial performance. If the estimated cash flows related to the Company's indefinite-lived intangibles were to decline in future periods, the Company may need to record additional impairment charges.
New Accounting Standards
See Note 2 to the Condensed Consolidated Financial Statements.

Cautionary Note Regarding Forward-Looking Statements
This communication includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to future events and anticipated results of operations, business strategies, the anticipated benefits of our acquisition of Knoll, the anticipated impact of the Knoll acquisition on the combined Company’s business and future financial and operating results, the expected amount and timing of synergies from the Knoll acquisition, the expected impact of recent and potential tariff changes on our business, and other aspects of our operations or operating results. These forward-looking statements generally can be identified by phrases such as “will,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates” or other words or phrases of similar import. It is uncertain whether any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do, what impact they will have on the results of operations and financial condition of MillerKnoll or the price of MillerKnoll’s stock. These forward-looking statements involve certain risks and uncertainties, many of which are beyond MillerKnoll’s control, that could cause actual results to differ materially from those indicated in such forward-looking statements, including but not limited to: general economic and geopolitical conditions, including the impact of supply chain challenges, tariffs, and recessionary pressures; the impact of government policies and actions, including those relating to public health, government spending, and trade relations; the impact of public health crises, such as pandemics and epidemics; risks related to the additional debt incurred in connection with the Knoll acquisition; MillerKnoll’s ability to comply with its debt covenants and obligations; the risk that the anticipated benefits of the Knoll acquisition will be more costly to realize than expected; the effect of the Knoll acquisition on the ability of MillerKnoll to retain and hire key personnel and maintain relationships with customers, suppliers and others with whom MillerKnoll does business, or on MillerKnoll’s operating results and business generally; the ability of MillerKnoll to implement its plans, forecasts and other expectations with respect to MillerKnoll’s business after the completion of the Knoll acquisition and realize expected synergies; business disruption following the Knoll acquisition; the availability and pricing of raw materials; the financial strength of our dealers and the financial strength of our customers; the success of newly-introduced products; the pace and level of government procurement; foreign currency exchange fluctuations; and the outcome of pending litigation or governmental audits or investigations. For additional information about other factors that could cause actual results to differ materially from those described in the forward-looking statements, please refer to MillerKnoll’s periodic reports and other filings with the SEC, including the risk factors identified in our most recent Quarterly Reports on Form 10-Q and Annual Report on Form 10-K for the year ended June 1, 2024. The forward-looking statements included in this report are made only as of the date hereof. MillerKnoll does not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances, except as required by law.
Item 3: Quantitative and Qualitative Disclosures About Market Risk
The information concerning quantitative and qualitative disclosures about market risk contained in the Company’s Annual Report on Form 10-K for the year ended June 1, 2024, has not changed materially. The nature of market risks from interest rates and commodity prices has not changed materially during the first nine months of fiscal 2025.
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

Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 1, 2025, and the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company's disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended March 1, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1: Legal Proceedings
There have been no material changes in the Company's legal proceedings from those set forth in the Company's Annual Report on Form 10-K for the year ended June 1, 2024.
Item 1A: Risk Factors
For a discussion of our risk factors, see Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended June 1, 2024. With the exception of the risk factors noted below, which update the risk factors in our Annual Report on Form 10-K, there have been no material changes from the risk factors previously disclosed therein. The following risk factors and other information included in this report should be carefully considered. The risks and uncertainties described below are not the only ones we face; others, either unforeseen or currently deemed not material, may also have a negative impact on our Company. If any of the following occurs, our business, operating results, cash flows, and financial condition could be materially adversely affected.
We expect changes to U.S. trade policy, including new or increased tariffs and changing import/export regulations, to adversely affect our operating results, and the impacts could be material.
Changes in U.S. or international social, political, regulatory or economic conditions or in laws and policies governing foreign trade, and any potential negative sentiment toward the U.S. as a result of such changes, could materially and adversely affect our business. The U.S. has instituted certain changes, and has proposed additional changes, in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., and other government regulations affecting trade between the U.S. and other countries (such as Canada, Mexico, China, and the European Union) where we conduct our business. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could further materially and adversely affect our financial performance.
As a result of policy changes and government proposals, there may be greater restrictions and economic disincentives on international trade. The new tariffs and other changes in U.S. trade policy have triggered retaliatory actions by affected countries, and foreign governments have instituted or are considering imposing trade sanctions on U.S. goods. Such changes have the potential to adversely impact the U.S. economy, our industry and the global demand for our products, and as a result, could have a negative impact on our business, financial condition and results of operations.
Changes in spending or budgetary policies of the U.S. Federal Government may materially adversely affect our business.
Sales to the U.S. federal government represented approximately 4% of total Company net sales in fiscal year 2024. On January 20, 2025, President Trump signed an executive order creating an advisory commission, the “Department of Government Efficiency,” to reform federal government processes and reduce expenditures. Pressures on and uncertainty surrounding the U.S. federal government’s budget, and potential changes in budgetary priorities and spending levels, could adversely affect staffing levels and funding for government agencies that purchase our products.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company has one share repurchase plan authorized by the Board of Directors on January 16, 2019, which provides a share repurchase authorization of $250.0 million with no specified expiration date. On July 16, 2024, the Company announced that the Board of Directors approved an increase to this repurchase plan to authorize an additional $200 million to fund share repurchases. The approximate dollar value of shares available for purchase under the plan at March 1, 2025, was $181.5 million.
The following is a summary of share repurchase activity during the fiscal quarter ended March 1, 2025.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions) (1)
12/1/2024 - 12/28/2024	226,598	$24.27	226,598	$193.9
12/29/2024 - 1/25/2025	314,769	$22.05	314,769	$187.0
1/26/2025 - 3/1/2025	244,283	$22.29	244,283	$181.5
Total	785,650		785,650

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
MillerKnoll, Inc.

March 31, 2025	/s/ Andrea R. Owen
Andrea R. Owen
President and Chief Executive Officer
(Duly Authorized Signatory for Registrant)

March 31, 2025	/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer
(Duly Authorized Signatory for Registrant)