Form 10-K
period 2025-05-31
MILLERKNOLL, INC.
filed 2025-07-21
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). □
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐  No  ☒
The aggregate market value of the voting stock held by “nonaffiliates” of the registrant (for this purpose only, the affiliates of the registrant have been assumed to be the executive officers and directors of the registrant and their associates) as of November 29, 2024, was $1.7 billion (based on $25.14 per share which was the closing sale price as reported by Nasdaq). As of July 18, 2025, the registrant had 67,806,605 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant's Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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
Powering the world's most dynamic design brands, MillerKnoll includes Herman Miller® and Knoll®, as well as Colebrook Bosson Saunders, DatesWeiser, Design Within Reach®, Edelman®, Geiger®, HAY®, Holly Hunt®, KnollTextiles®, Maharam®, Muuto®, NaughtOne®, and Spinneybeck®|FilzFelt®. MillerKnoll's corporate offices are located at 855 East Main Avenue, PO Box 302, Zeeland, Michigan, 49464-0302 and its telephone number is 616 654 3000. Unless otherwise noted or indicated by the context, all references to "MillerKnoll," "we," "our," "Company" and similar references are to MillerKnoll, Inc. and its controlled subsidiaries. Further information relating to principles of consolidation is provided in Note 1 to the Consolidated Financial Statements included in Item 8 of this report.

                                         2

Segments
The Company has three reportable segments: North America Contract, International Contract, and Global Retail. The Company also reports a corporate category consisting primarily of unallocated corporate expenses. For a more detailed description of the Company's segments, refer to Item 7 of this report.
Financial information relating to segments is provided in Note 13 to the Consolidated Financial Statements included in Item 8 of this report.
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
The Company's products are marketed worldwide by its own sales staff, independent dealers and retailers, via its eCommerce websites, and through its owned Herman Miller, Design Within Reach ("DWR"), HAY, Knoll, and Muuto retail stores and studios. Salespeople work with dealers, the architecture and design community, and directly with end-users. Independent dealerships concentrate on the sale of MillerKnoll products and some complementary product lines of other manufacturers. It is estimated that approximately 53.7% of the Company's sales in the fiscal year ended May 31, 2025, were made directly through independent dealers. The remaining sales were made directly to end-users, including federal, state and local governments and several business organizations by the Company's own sales staff, retail channels, or to independent retailers.
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
Raw Materials
The Company's manufacturing materials are available from a number of sources within North America, South America, Europe and Asia. The costs of certain direct materials used in the Company's manufacturing and assembly operations are sensitive to shifts in commodity market prices. In particular, the costs of steel, plastic, aluminum components and particleboard are sensitive to the market prices of commodities such as raw steel, aluminum, crude oil, lumber and resins. Increases in the market prices for these commodities can have an adverse impact on the Company's profitability. Further information regarding the impact of direct material costs on the Company's financial results is provided in Management's Discussion and Analysis in Item 7 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations”.
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

                                         3

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
The Company considers the following trademarks and any stylized depictions of its word marks to be among its most important trademarks for distinguishing the Company, its subsidiaries and its goods from those of others: MillerKnoll, Herman Miller®, Knoll®, Maharam®, Geiger®, Design Within Reach®, DWR®, HAY®, NaughtOne®, Colebrook Bosson Saunders, Nemschoff®, Holly Hunt®, Vladimir Kagan®, Muuto®, FilzFelt®, Edelman®, Spinneybeck®, DatesWeiser, the Herman Miller “Circled Symbolic M” logo, Aeron®, Mirra®, Embody®, Setu®, Sayl®, Cosm®, Caper®, Eames®, KnollExtra®, Knoll Luxe®, KnollStudio®, KnollTextiles®, Remix®, Dividends®, Generation by Knoll®, Regeneration by Knoll®, MultiGeneration by Knoll®, Barcelona®, and Womb®, as well as trademark registrations and common law trade dress rights for the Company’s product designs such as the Eames® Lounge Chair and Ottoman, the Barcelona® lounge chair, the Womb® chair, the Nelson Platform bench, the Aeron® chair, the Embody® chairs, and many others.
Customer Base
The Company approximates that no single independent dealer accounted for more than 3% of the Company's net sales in the fiscal year ended May 31, 2025. The Company estimates that the largest customer contract accounted for $197.4 million, $180.3 million and $174.9 million of the Company's net sales in fiscal 2025, 2024, and 2023, respectively. This represents approximately 5% of the Company's net sales in fiscal 2025, 5% in fiscal 2024, and 4% in fiscal 2023. The Company's ten largest customers in the aggregate accounted for approximately 18% of net sales in fiscal 2025, 16% in fiscal 2024, and 14% in fiscal 2023.
Backlog of Unfilled Orders
As of May 31, 2025, the Company's backlog of unfilled orders was $761.3 million. At June 1, 2024, the Company's backlog totaled $683.6 million. It is expected that substantially all of the orders forming the backlog at May 31, 2025, will be filled during the next fiscal year. Many orders received by the Company are reflected in the backlog for only a short period while other orders request extended delivery dates and are carried in the backlog for up to one year. Accordingly, the backlog at any particular time does not necessarily indicate the level of net sales for a particular succeeding period.
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
The Company also competes in the home furnishings industry, primarily against national, regional and independent home furnishings retailers who market high-craft furniture to end-user customers and the interior design community. These competitors include companies such as Arhaus, Inc., Crate & Barrel Holdings, Inc., RH, Room & Board, Inc., Wayfair Inc., and Williams-Sonoma, Inc. In this market, the Company competes primarily on design, product and service quality, speed of delivery and product pricing.

                                         4

Research, Design and Development
The Company believes it draws great competitive strength from its research, design and development programs. Through research, the Company seeks to understand, define and clarify customer needs and problems. The Company designs innovative products and services that address customer needs and solve their problems. The Company uses both internal and independent research and design resources. Exclusive of royalty payments, the Company spent approximately $60.7 million, $62.0 million, and $67.6 million on design and research activities in fiscal 2025, 2024 and 2023, respectively. Generally, royalties are paid to designers of the Company's products as the products are sold and are included in the Design and research line item within the Consolidated Statements of Comprehensive Income.
Environmental Matters
The Company believes that a business must stand for more than just its products and services and the Company's people around the globe share a commitment to using business as a force for good.
Increased focus by U.S. and overseas governmental authorities on environmental matters is likely to lead to new governmental initiatives, particularly in the area of climate change. While we cannot predict the precise nature of these initiatives, we expect that they may impact our business both directly and indirectly. Although the impact would likely vary by world region and/or market, we believe that adoption of new regulations and execution of the Company's sustainability strategy have increased, and are expected to continue to increase costs for the Company. Also, there is a possibility that governmental initiatives, or actual or perceived effects of changes in weather patterns, climate, or water resources could have a direct impact on the operations of the Company in ways which we cannot predict at this time.
The Company monitors developments related to environmental matters and plans to respond to governmental initiatives in a timely and appropriate manner. The Company is focused on operating its global footprint with minimal impact on the environment and designing products with materials and processes that minimize impact on the planet.
Human Resources
The Company considers its employees to be amongst its competitive strengths. The Company has a focus on individual employee participation and incentives, believing that this emphasis has helped attract and retain a competent and engaged workforce. The Company's human resources group provides employee recruitment, education and development, as well as compensation planning and counseling. There have been no work stoppages or labor disputes in the Company's history. As of May 31, 2025, approximately 2% of the Company's employees are covered by collective bargaining agreements, most of whom are employees located in the United Kingdom, Italy, and Brazil.
As of May 31, 2025, the Company had approximately 10,382 employees. In addition to its employee workforce, the Company uses temporary labor to meet fluctuating demand in its manufacturing operations.
Community and Belonging
At MillerKnoll, we value being better together. We believe that our unique differences contribute to our collective success. We also respect that when we come together, we find more attributes that we share in common. We are committed to creating opportunities for all people. This includes, but is not limited to, those who come from diverse cultural and ethnic backgrounds, from locations around the globe, people with differing abilities, those from military backgrounds, as well as those who have long tenure with the Company or may be reentering the workforce for a variety of reasons. We are committed to ensuring we support a culture of belonging to ensure all individuals thrive. We believe that embracing varied perspectives contributes to an inclusive workplace and strengthens the communities where we live and work.
We continue to build belonging into our everyday practices by focusing on:
•An ongoing commitment to educate ourselves and integrate cultural competency across the organization;
•Driving a sense of belonging. We want to honor each individual employee as a valued member of our community, and ensure they feel fully seen, heard, understood and to feel connected to MillerKnoll in meaningful ways that matter to each person;
•Recruiting, developing, retaining, and promoting talent through concerted efforts that drive better results and mirror the global population.

                                         5

Compensation
The Company's policy is to competitively compensate all employees for their contributions and to appropriately reward and motivate employees to deliver our business goals. We do this, in part, by closely monitoring and benchmarking compensation matters and working to ensure that our programs provide our employees with the right features to provide for their families and prepare for retirement. We provide competitive health and welfare benefits and retirement savings plans. Retention of our talent is exceedingly important and drives how we design our programs.
International Operations
The Company's sales in international markets are made primarily to office and institutional customers as well as residential retail customers. The Company conducts business in the following major international markets: Canada, Europe, the Middle East, Africa, Latin America and the Asia Pacific region.
The Company's products currently sold in international markets are manufactured primarily by controlled subsidiaries in the United States, the United Kingdom, Italy, Canada, China, Brazil, Mexico and India. A portion of the Company's products sold internationally are also manufactured by third-party suppliers. Sales are made through wholly owned subsidiaries or branches in Canada, the United Kingdom, Italy, France, Denmark, the Netherlands, Mexico, Australia, Singapore, Japan, China (including Hong Kong), India and Brazil. The Company's products are offered in Canada, Europe, the Middle East, Africa, Latin America and the Asia Pacific region primarily through independent dealer and retail channels.
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
                                         6

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
The consolidated long-term debt of MillerKnoll as of May 31, 2025, was $1.31 billion. As a result of our acquisition of Knoll in July 2021, we substantially increased our indebtedness, which has increased our interest expense and could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions. We have also incurred various costs and expenses associated with such indebtedness. The amount of cash required to pay interest on our increased indebtedness levels and thus the demands on our cash resources are greater than the amount of cash flows previously required to service our indebtedness. The increased levels of indebtedness will also reduce funds available for working capital, capital expenditures, acquisitions, and other general corporate purposes and may create competitive disadvantages for MillerKnoll relative to other companies with lower debt levels.
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
                                         7

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
We have significant manufacturing and sales operations outside of the United States. Concerns exist relating to imposed and potential tariffs and customs regulations and the potential for short term logistics disruption as any such changes are implemented. This will impact both our suppliers and customers, including distributors, and could result in product delays and inventory issues. Further uncertainty in the marketplace also brings risk to accounts receivable and could result in delays in collection and greater bad debt expense. There also remains a risk for the value of the British Pound, Danish Krone, and/or the Euro to further deteriorate, reducing the purchasing power of customers in these regions and potentially undermining the financial health of the Company's suppliers and customers in other parts of the world.
We have manufacturing operations in the United Kingdom, China, India, Italy, Canada, Mexico and Brazil. Additionally, our products are sold internationally through controlled subsidiaries or branches in Canada, the United Kingdom, Denmark, Italy, Korea, Mexico, Australia, China (including Hong Kong), India, Brazil, and other European countries. The Company's products are offered in Canada, Europe, the Middle East, Africa, Latin America and the Asia/Pacific region primarily through dealers and retail channels.
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
In some countries, the currencies in which we import and export products can differ. Fluctuations in the rate of exchange between these currencies could negatively impact our business and our financial performance. Additionally, tariff and import regulations, international tax policies and rates, and changes in U.S. and international monetary policies have had, and are expected to continue to have an adverse impact on results of operations and financial condition.
Current and potential future geopolitical tensions, including the ongoing conflicts between Russia and Ukraine and the conflicts in the Middle East, have had and could continue to have a broader impact on the global markets in which we do business. An increase in these tensions could adversely affect our business and/or our supply chain, business partners or customers. Continued global conflicts are likely to further increase the cost of various supplies, particularly for petroleum based products. The impact from these conflicts, as well as any actual or potential associated international sanctions, cannot be predicted or anticipated with any reasonable degree of certainty, including the impact on the Company.
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
                                         8

Changes in spending or budgetary policies of the U.S. Federal Government may materially adversely affect our business.
Sales to the U.S. federal government represented approximately 4% of total Company net sales in fiscal year 2025. On January 20, 2025, President Trump signed an executive order creating an advisory commission, the “Department of Government Efficiency,” to reform federal government processes and reduce expenditures. Pressures on and uncertainty surrounding the U.S. federal government’s budget, and potential changes in budgetary priorities and spending levels, have adversely affected and could continue to affect staffing levels and funding for government agencies that purchase our products.
Manufacturing, Supply Chain and Distribution Related Risks
We expect changes to U.S. trade policy, including new or increased tariffs and changing import/export regulations, to continue to adversely affect our operating results, and the impacts have been material. Although we have implemented a range of cost mitigation actions, there is risk that these actions will not be sufficient to fully mitigate increased costs or that regulations could further increase costs in the future.
Changes in U.S. or international social, political, regulatory or economic conditions or in laws and policies governing foreign trade, and any potential negative sentiment toward the U.S. as a result of such changes, have, and could continue to materially and adversely affect our business. The U.S. has instituted certain changes, and has proposed additional changes, in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., and other government regulations affecting trade between the U.S. and other countries (such as Canada, Mexico, China, and the European Union) where we conduct our business. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, have, and could further materially and adversely affect our financial performance.
The tariffs on imports, most notably imports from China, have impacted the cost of steel, a key commodity that we consume in producing products. Given the significance of steel costs to our direct materials costs, we closely monitor trade tensions between the U.S. and China. The potential impact to our direct material costs due to tariffs on Chinese imports is somewhat limited, however, as purchases of direct materials (mainly component parts and products manufactured by third parties) from China represented an estimated 3% of our consolidated cost of sales for fiscal 2025.
As a result of policy changes and government proposals, there may be greater restrictions and economic disincentives on international trade. The new tariffs and other changes in U.S. trade policy have triggered retaliatory actions by affected countries, and foreign governments have instituted or are considering imposing trade sanctions on U.S. goods. Such changes both have had and have the potential to continue to adversely impact the U.S. economy, our industry and the global demand for our products, and as a result, have had a negative impact on our business, financial condition and results of operations. We have taken actions to mitigate these cost increases, including price increases and tariff surcharges. There is risk that these actions will not sufficiently offset the cost of tariffs and other trade policy actions.
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
                                         9

may not be easily obtained. The Company has, on occasion, agreed to provide direct financial assistance through term loans, lines of credit, and/or loan guarantees to certain dealers. Those activities increase our financial exposure.
A shortage of qualified labor could negatively affect our business and materially reduce earnings.
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
                                         10

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
We are subject to risks and potential costs associated with disruption to our technology systems as well as our ability to adequately maintain and update those systems to support growth initiatives and increasing business complexity.
Our business is increasingly dependent on information technology systems that are complex and relied on extensively throughout our business operations. If we were to experience difficulties maintaining or operating existing systems or implementing new systems, we could incur significant losses due to disruptions in our operations. As we modernize legacy systems, if we are unable to successfully implement those systems in a coordinated manner across internal and external stakeholders, we could be subject to business interruption or reputational risk. We have invested, and expect to continue to invest, in maintaining and updating our technology systems, however implementing changes increases the risk of system disruption.
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
Approximately 35% of the sales within our Global Retail segment are transacted within our retail stores. Additionally, we believe our retail stores have a direct influence on the volume of business transacted through other channels, including our consumer eCommerce and direct-mail catalog platforms, as many customers utilize these physical spaces to view and
                                         11

experience products prior to placing an order online or through the catalog call center. Our ability to open additional stores or close existing stores successfully will depend upon a number of factors beyond our control, including, without limitation:
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
We may incur significant increased costs and become subject to additional potential liabilities related to regulatory, market and or legal related measures to address climate change.
We have established and publicly announced sustainability goals. These goals include science-based targets for the reduction of Scope 1, 2 and 3 greenhouse gas emissions. Our ability to achieve any stated goal, target or objective is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include evolving regulatory requirements affecting sustainability standards or disclosures or imposing different requirements, the pace of changes in available materials and technology, as well as the availability of suppliers that can meet our sustainability and other standards. We may incur significant costs as we work to implement our sustainability goals, which were announced fiscal year 2025, which include efforts to reduce our carbon footprint.
Furthermore, standards for tracking and reporting sustainability matters continue to evolve. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from other companies. Methodologies for reporting these data may be updated and previously reported data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations, and other changes in circumstances, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. If we fail to achieve, or are perceived to have failed or been delayed in achieving, or improperly report our progress toward achieving these goals and commitments, it could negatively affect consumer or customer preference for our products as well as potentially expose us to enforcement actions and litigation.
Additionally, increased focus by the U.S. and other governmental authorities on climate change and other environmental matters has led to enhanced regulation in these areas, which is expected to result in increased compliance costs and could subject us to additional potential liabilities. The extent of these costs and risks is difficult to predict and will depend in large part on the extent of final regulations and the ways in which those regulations are enforced. We operate and have manufacturing facilities in multiple regions across the globe, and the impact of additional regulations in this area is likely to vary by region. It is expected the costs we incur to comply with any such final regulations and execute on our own sustainability goals could be material.
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
                                         12

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
•network security controls
•access controls
•physical security
•asset management
•systems monitoring
•vendor risk management program
•employee training
Notwithstanding the approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on the Company. Refer to Item 1A for a discussion of cybersecurity risks. To date, no risks from cybersecurity threats have materially affected the Company and, while possible, we do not believe any such material effect is reasonably likely.
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
Our CISO, CTO, and Chief Legal Officer have primary responsibility for assessing and managing material cybersecurity risks and are members of management’s Information Security Council (the “Security Council”), which is a governing body that drives alignment on security decisions across the Company. The Security Council meets regularly to review and make recommendations on security policies and procedures, risk mitigation strategies, incident response and management plans and stakeholder engagement. Our CISO is an experienced information systems security professional with many years of experience.

                                         13

We have an established process led by our Security Council to govern our assessment, response, and notifications internally and externally upon the occurrence of a cybersecurity incident. Depending on the nature and severity of an incident, this process provides escalation procedures to our CEO, Audit Committee, and the Board of Directors.
                                         14

Item 2 Properties
The Company owns or leases facilities located throughout the United States and several foreign countries. The location, square footage and use of the most significant facilities at May 31, 2025, were as follows:

Owned Locations	Square Footage (in Thousands)	Use
Zeeland, Michigan	771	Manufacturing, Warehouse, Office
East Greenville, Pennsylvania	735	Manufacturing, Warehouse, Office
Spring Lake, Michigan	615	Manufacturing, Warehouse, Office
North York, Canada	386	Manufacturing, Warehouse, Office
Muskegon, Michigan	367	Manufacturing, Office
Holland, Michigan	357	Warehouse
Holland, Michigan	293	Manufacturing, Office
Foligno, Italy	260	Manufacturing, Warehouse, Office
Holland, Michigan	242	Office, Design
Melksham, United Kingdom	170	Manufacturing, Warehouse, Office
Graffignana, Italy	108	Manufacturing, Warehouse, Office

Leased Locations	Square Footage (in Thousands)	Use
Alburtis, Pennsylvania	718	Warehouse
Batavia, Ohio	618	Warehouse
Dongguan, China	423	Manufacturing, Office
Ringsted, Denmark	274	Warehouse
La Grange Highlands, Illinois	210	Warehouse
Atlanta, Georgia	180	Manufacturing
Buffalo, New York	128	Manufacturing
New York City, New York	112	Showroom
Ramanagara District, India	105	Manufacturing
The properties above are primarily used in the Company's segments as indicated below:

Segment Primarily Supported	Owned	Leased	Total
North America Contract	7	5	12
International Contract	3	4	7
Global Retail	—	1	1
Corporate	1	—	1
As of May 31, 2025, the Company operated 75 retail stores (including 38 operating under the DWR brand, 1 under the HAY brand, 30 Herman Miller stores, 3 Muuto stores, 2 Knoll stores and a multi-brand Chicago store) that totaled approximately 506,811 square feet of selling space. The Company also operated 3 retail outlet stores. The Company maintains administrative and sales offices and showrooms in various other locations throughout North America, Europe, Asia Pacific and Latin America.
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

                                         15

Information About Our Executive Officers
Certain information relating to executive officers of the Company as of May 31, 2025, is as follows:

Andrea R. Owen President and Chief Executive Officer Age 60, elected as an executive officer in 2018	Jeffrey M. Stutz Chief Financial Officer Age 54, elected as an executive officer in 2009

Chris Baldwin Group President, MillerKnoll Age 52, elected as an executive officer in 2021	Megan Lyon Chief Strategy and Technology Officer Age 45, elected as an executive officer in 2019

John Michael President, North America Contract Age 63, elected as an executive officer in 2020	Debbie Propst President, Global Retail Age 44, elected as an executive officer in 2020

Jacqueline H. Rice Chief Legal Officer and Corporate Secretary Age 53, elected as an executive officer in 2019	B. Ben Watson Chief Creative and Product Officer Age 60, elected as an executive officer in 2010

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
Item 4 Mine Safety Disclosures
Not applicable.
                                         16

PART II
Item 5 Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities and Dividend Market Information
MillerKnoll, Inc.'s common stock is traded on the Nasdaq Global Select Market System (Symbol: MLKN). As of July 18, 2025, there were approximately 32,000 shareholders of record, including individual participants in security position listings, of the Company's common stock.
Dividends were declared and paid quarterly for fiscal 2025 as approved by the Board of Directors. On April 15, 2025, the Company's Board of Directors approved a quarterly cash dividend of 18.75 cents ($0.1875) per share that was paid on July 15, 2025, to shareholders of record on June 1, 2025. While it is anticipated that the Company will continue to pay quarterly cash dividends, the amount and timing of such dividends is subject to the discretion of the Board depending on the Company's future results of operations, financial condition, capital requirements and other relevant factors.
During the period covered by this report, the Company did not sell any shares of common stock that were not registered under the Securities Act of 1933.
Issuer Purchases of Equity Securities
On January 16, 2019, the Company announced a share repurchase plan authorized by the Board of Directors providing for a share repurchase authorization of $250.0 million with no specified expiration date. On July 16, 2024, the Company announced that the Board of Directors approved an increase to this repurchase plan to authorize an additional $200.0 million to fund share repurchases.

The following is a summary of share repurchase activity during the fiscal quarter ended May 31, 2025:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions) (1)
3/2/25-3/29/25	2,948	$21.50	2,948	$181.4
3/30/25-4/26/25	2,198	$18.03	2,198	$181.4
4/27/25-5/31/25	—	$—	—	$181.4
Total	5,146		5,146
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
In accordance with the Inflation Reduction Act of 2022, our fiscal year 2025 share repurchases in excess of issuances are subject to a 1% excise tax. The excise tax is recognized as part of the cost basis of shares acquired in the Consolidated Statements of Stockholders' Equity for fiscal year 2025 but is excluded from amounts presented above.
                                         17

Stockholder Return Performance Graph
Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company's common stock with that of the cumulative total return of the Standard & Poor's 500 Stock Index and the Company's Peer Group for the five-year period ended May 31, 2025. The Peer Group consists of HNI Corporation and Steelcase Inc. These companies also manufacture office furniture and have industry characteristics that we believe are similar to MillerKnoll, Inc.
The graph assumes an investment of $100 on May 30, 2020, in the Company's common stock, the Standard & Poor's 500 Stock Index and the Peer Group, with dividends reinvested.

$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2020
2021
2022
2023
2024
2025
MillerKnoll, Inc.
S&P 500 Index
Peer Group

	2020	2021	2022	2023	2024	2025
MillerKnoll, Inc.	$100	$210	$138	$68	$134	$86
S&P 500 Index	100	138	137	141	173	194
Peer Group	100	158	134	108	146	141
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
A key element of the Company's growth strategy is to scale the Global Retail business through the Company's Herman Miller and Design Within Reach ("DWR") retail channels. DWR provides a channel to bring MillerKnoll's iconic and design-centric products across our brands such as Knoll, Muuto, and HAY, to retail customers, along with other proprietary and third-party products, with a focus on modern design.
The Company is comprised of various operating segments as defined by generally accepted accounting principles in the United States (U.S. GAAP). The operating segments are determined on the basis of how the Company internally reports and evaluates financial information used to make operating decisions. The Company has identified the following segments:
•North America Contract — Includes the operations associated with the design, sourcing, manufacture, and sale of furniture products directly or indirectly through an independent dealership network for office, healthcare, and educational environments throughout the United States and Canada as well as the global operations of the Spinneybeck|FilzFelt, Maharam, Edelman, and Knoll Textile brands.
•International Contract — Includes the operations associated with the design, sourcing, manufacture, and sale of furniture products, directly or indirectly through an independent dealership network for office, healthcare, and educational environments in Europe, the Middle East, Africa, Asia-Pacific, and Latin America.
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
                                         21

•Retail Locations - As of May 31, 2025, the Company operated 75 retail studios (including 38 operating under the DWR brand, 1 under the HAY brand, 30 Herman Miller stores, 3 Muuto stores, 2 Knoll stores and a multi-brand Chicago store). The business also operated 3 outlet studios.
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

Drive Customer Demand and Order Growth
We are prioritizing programs to deliver world class experiences with every client interaction. We have a global, go-to-market framework for contract sellers, Design With Impact, that is organized around well-being, connection and change, and we are investing in MillerKnoll showrooms that bring our brands closer together to show the breadth of our offerings. As part of this work, we are enhancing and opening MillerKnoll showrooms in select markets including, Atlanta, Chicago, Dallas, London, Los Angeles, New York, Toronto and San Francisco. In addition we will continue to leverage the wide reach of our dealers’ showrooms around the globe.
In retail, we are working to evolve and enhance the Design Within Reach experience. We are expanding the retail footprint of both our DWR studios and Herman Miller stores into new geographic markets, with a primary focus on growth within the United States. We are testing new store formats, expanding our product assortment and offering design services both in store and online to enhance the customer experience, attract new customers and grow existing customers. In addition, we continue to launch new online tools to support our trade customers making it easier for them to incorporate our products in their client projects.

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
Our collective of dynamic brands are united in their commitment to our purpose, design for the good of humankind, and they offer a complementary set of design solutions. By leveraging our global operations footprint, we are able to fuel our brands and build solutions in market closer to our customers, and we are creating centers of excellence in our operations facilities to support all brands in each region.

                                         22

To capitalize on the opportunity ahead, we will seek to lead the industry in product innovation, design excellence, and sustainability; fortify the flagship Knoll and Herman Miller brands while nurturing and growing each of the brands within MillerKnoll; position the North America Contract business to lead; drive outsized growth in International Contract; and continue transforming our Global Retail business.

                                         23

Business Overview
The following is a summary of the significant events and items impacting the Company's operations for the year ended May 31, 2025:
•Net sales were $3,669.9 million, representing an increase of 1.1% when compared to the prior year. Growth was primarily driven by increased sales volumes in the North America Contract and International Contract segments, along with the positive impact of pricing actions. These drivers more than offset sales declines due to unfavorable foreign currency translation, the strategic closure of the HAY eCommerce channel in North America and sales volume declines in the Global Retail segment. On an organic basis, net sales were $3,676.1 million(*), representing an increase of 1.6% when compared to the prior year.
•Gross margin was 38.8% as compared to 39.1% in the prior year. The decline in gross margin was driven by increases in material costs, some of which are related to increases in tariffs during the year, as well as from unfavorable channel and product mix. These pressures were offset in part by gross margin benefit from favorable net pricing.
•Operating expenses increased by $119.8 million or 9.6% as compared to the prior year. The increase was primarily related to an increase in non-cash intangible impairment charges of $113.2 million.
•The effective tax rate was negative 53.1% for fiscal 2025 compared to 14.8% for the prior year.
•Diluted loss per share for the full year totaled $0.54 compared to earnings per share of $1.11 in the prior year. On an adjusted basis(*), diluted earnings per share totaled $1.95 in fiscal 2025 compared to $2.08 in fiscal 2024.
•The Company declared cash dividends of $0.75 per share in both fiscal 2025 and fiscal 2024.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations.
The following summary includes the Company's view on the economic environment in which it operates:
•The current global macroeconomic environment — which reflects higher interest rates, tepid housing-related demand trends, relatively low CEO and consumer confidence levels, as well as geopolitical and global trade uncertainty — continues to pose challenges for the industry. While these factors are expected to continue in the near term, we are focused on prudent cost management and investment in targeted growth opportunities. These opportunities include growth within the Global Retail segment through expansion of our North American store footprint and product assortment. Within our North America Contract and International Contract segments, our strategy is focused on targeting economically resilient customer sectors, continued investment in product design and innovation leadership and expansion into geographies with opportunity to grow our market share.
•The Company's financial performance is sensitive to changes in material costs including changes related to tariffs or commodity cost changes. During fiscal year 2025 there were changes in trade policies that have resulted and are expected to continue to result in added cost pressures. The Company has implemented pricing actions together with other mitigation strategies that, over time, are expected to offset the net impact of tariff costs on the financial results.
•The North America Contract segment reported a net sales increase of 2.2% and an organic sales increase of 2.4%(*) year-over-year. Operating margin increased 60 basis points year-over year and 50 basis points on an adjusted basis(*). The increase was primarily driven by a reduction in restructuring charges as compared to the prior period
•The International Contract segment reported a net sales increase of 2.2% and an organic sales increase of 2.7%(*) year-over-year. Operating margin increased 10 basis points year-over-year and decreased 10 basis points on an adjusted basis(*).
•The Global Retail segment reported a net sales decrease of 1.5% and an organic sales decrease of 0.3%(*) year-over-year. Operating margin decreased 1,110 basis points year-over year and 110 basis points on an adjusted basis(*). The decrease on a reported basis was primarily driven by non-cash intangible asset impairment charges recorded in the current year.
The remaining sections of Item 7 include additional analysis of the fiscal year ended May 31, 2025, including discussion of significant variances compared to the prior year period. A detailed review of our fiscal 2024 performance compared to our fiscal 2023 performance is set forth in Part II, Item 7 of our Form 10-K for the fiscal year ended June 1, 2024.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations.
                                         24

Reconciliation of Non-GAAP Financial Measures
This presentation contains non-GAAP financial measures that are not in accordance with, nor an alternative to, generally accepted accounting principles (GAAP) and may be different from non-GAAP measures presented by other companies. These non-GAAP financial measures are not measurements of our financial performance under GAAP and should not be considered an alternative to the related GAAP measurement. These non-GAAP measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Our presentation of non-GAAP measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. We compensate for these limitations by providing equal prominence of our GAAP results. Reconciliations of these non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are provided in the financial tables included within this presentation. The Company believes these non-GAAP measures are useful for investors as they provide financial information on a more comparative basis for the periods presented. Certain non-GAAP measures, including adjusted operating earnings, are used by the Company in its executive compensation program.
The non-GAAP financial measures referenced within this presentation include: Adjusted Earnings per Share, Adjusted Operating Earnings (Loss), Adjusted Operating Margin and Organic Growth (Decline).
Adjusted Earnings per Share represents reported diluted earnings per share excluding the impact from amortization of Knoll purchased intangibles, integration charges, restructuring expenses, impairment charges, Knoll pension plan termination charges and the related tax effect of these adjustments. These adjustments are described further below.
Adjusted Operating Earnings (Loss) represents reported operating earnings plus integration charges, amortization of Knoll purchased intangibles, restructuring expenses, impairment charges and Knoll pension plan termination charges. These adjustments are described further below.
Adjusted Operating Margin is calculated as Adjusted Operating Earnings (Loss) divided by Net Sales.
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
•Knoll pension plan termination charges: Includes expenses incurred associated with the termination of the Knoll pension plan which was completed in the second quarter of fiscal year 2025
•Tax related items: We excluded the income tax benefit/provision effect of the tax related items from our non-GAAP measures because they are not associated with the tax expense on our ongoing operating results.
The following table reconciles Operating Earnings (Loss) to Adjusted Operating Earnings (Loss) by Segment for the years ended as indicated below (in millions):
                                         25

	Three Months Ended				Twelve Months Ended
	May 31, 2025		June 1, 2024		May 31, 2025		June 1, 2024
North America Contract
Net sales	$496.1	100.0%	$441.1	100.0%	$1,965.2	100.0%	$1,922.3	100.0%
Gross margin	179.7	36.2%	158.2	35.9%	702.3	35.7%	697.8	36.3%
Total operating expenses	141.4	28.5%	158.0	35.8%	581.4	29.6%	591.1	30.7%
Operating earnings	$38.3	7.7%	$0.2	—%	$120.9	6.2%	$106.7	5.6%

Adjustments
Restructuring charges	7.4	1.5%	19.2	4.4%	9.8	0.5%	25.3	1.3%
Integration charges	—	—%	4.5	1.0%	24.8	1.3%	22.6	1.2%
Amortization of Knoll purchased intangibles	4.0	0.8%	3.6	0.8%	14.6	0.7%	14.5	0.8%
Impairment charges	—	—%	8.1	1.8%	19.9	1.0%	8.1	0.4%
Knoll pension plan termination charges	—	—%	—	—%	1.0	0.1%	—	—%
Adjusted operating earnings	$49.7	10.0%	$35.6	8.1%	$191.0	9.7%	$177.2	9.2%

International Contract
Net sales	$185.7	100.0%	$173.7	100.0%	$660.0	100.0%	$645.6	100.0%
Gross margin	68.2	36.7%	65.4	37.7%	240.8	36.5%	233.1	36.1%
Total operating expenses	46.5	25.0%	46.5	26.8%	177.5	26.9%	171.5	26.6%
Operating earnings	$21.7	11.7%	$18.9	10.9%	$63.3	9.6%	$61.6	9.5%

Adjustments
Restructuring charges	1.6	0.9%	2.1	1.2%	3.3	0.5%	3.4	0.5%
Integration charges	—	—%	0.1	0.1%	3.2	0.5%	0.3	—%
Amortization of Knoll purchased intangibles	0.6	0.3%	0.6	0.3%	2.5	0.4%	2.4	0.4%
Impairment charges	—	—%	4.7	2.7%	1.2	0.2%	4.7	0.7%
Adjusted operating earnings	$23.9	12.9%	$26.4	15.2%	$73.5	11.1%	$72.4	11.2%

Global Retail
Net sales	$280.0	100.0%	$274.1	100.0%	$1,044.7	100.0%	$1,060.5	100.0%
Gross margin	129.0	46.1%	128.8	47.0%	479.5	45.9%	488.6	46.1%
Total operating expenses	114.2	40.8%	112.3	41.0%	545.5	52.2%	437.6	41.3%
Operating earnings (loss)	$14.8	5.3%	$16.5	6.0%	$(66.0)	(6.3)%	$51.0	4.8%

Adjustments
Restructuring charges	1.6	0.6%	0.8	0.3%	1.7	0.2%	2.1	0.2%
Integration charges	—	—%	0.5	0.2%	0.3	—%	0.5	—%
Amortization of Knoll purchased intangibles	1.7	0.6%	1.7	0.6%	7.0	0.7%	7.0	0.7%
Impairment charges	—	—%	4.0	1.5%	108.9	10.4%	4.0	0.4%
Adjusted operating earnings	$18.1	6.5%	$23.5	8.6%	$51.9	5.0%	$64.6	6.1%

Corporate
Operating expenses	$19.8	—%	$11.9	—%	$67.7	—%	$52.1	—%
Operating (loss)	$(19.8)	—%	$(11.9)	—%	$(67.7)	—%	$(52.1)	—%

Adjustments
Integration charges	—	—%	—	—%	—	—%	0.1	—%
Adjusted operating (loss)	$(19.8)	—%	$(11.9)	—%	$(67.7)	—%	$(52.0)	—%

MillerKnoll, Inc.
Net sales	$961.8	100.0%	$888.9	100.0%	$3,669.9	100.0%	$3,628.4	100.0%
Gross margin	376.9	39.2%	352.4	39.6%	1,422.6	38.8%	1,419.5	39.1%
Total operating expenses	321.9	33.5%	328.7	37.0%	1,372.1	37.4%	1,252.3	34.5%
Operating earnings	$55.0	5.7%	$23.7	2.7%	$50.5	1.4%	$167.2	4.6%

Adjustments
Restructuring charges	10.6	1.1%	22.1	2.5%	14.8	0.4%	30.8	0.8%
Integration charges	—	—%	5.1	0.6%	28.3	0.8%	23.5	0.6%
Amortization of Knoll purchased intangibles	6.3	0.7%	5.9	0.7%	24.1	0.7%	23.9	0.7%
Impairment charges	—	—%	16.8	1.9%	130.0	3.5%	16.8	0.5%
Knoll pension plan termination charges	—	—%	—	—%	1.0	—%	—	—%
Adjusted operating earnings	$71.9	7.5%	$73.6	8.3%	$248.7	6.8%	$262.2	7.2%
                                         26

The following table reconciles net sales to organic net sales for the years ended as indicated below (in millions):

	Twelve Months Ended
	May 31, 2025
	North America Contract	International Contract	Global Retail	Total
Net sales, as reported	$1,965.2	$660.0	$1,044.7	$3,669.9
% change from PY	2.2%	2.2%	(1.5)%	1.1%

Adjustments
Currency translation effects (1)	2.4	3.1	0.7	6.2
Net sales, organic	$1,967.6	$663.1	$1,045.4	$3,676.1
% change from PY	2.4%	2.7%	(0.3)%	1.6%

	Twelve Months Ended
	June 1, 2024
	North America Contract	International Contract	Global Retail	Total
Net sales, as reported	$1,922.3	$645.6	$1,060.5	$3,628.4

Adjustments
HAY eCommerce	—	—	(11.8)	(11.8)
Net sales, organic	$1,922.3	$645.6	$1,048.7	$3,616.6
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period.

                                         27

The following tables reconcile orders as reported to organic orders for the periods ended as indicated below (in millions):

	Twelve Months Ended
	May 31, 2025
	North America Contract	International Contract	Global Retail	Total
Orders, as reported	$2,021.0	$665.9	$1,060.8	$3,747.7
% change from PY	6.2%	(0.3)%	1.0%	3.5%

Adjustments
Currency translation effects (1)	2.3	5.5	1.1	8.9
Orders, organic	$2,023.3	$671.4	$1,061.9	$3,756.6
% change from PY	6.3%	0.6%	2.2%	4.1%

	Twelve Months Ended
	June 1, 2024
	North America Contract	International Contract	Global Retail	Total
Orders, as reported	$1,903.3	$667.6	$1,050.1	$3,621.0

Adjustments
HAY eCommerce	—	—	(11.4)	(11.4)
Orders, organic	$1,903.3	$667.6	$1,038.7	$3,609.6
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period.
The following table reconciles EPS to Adjusted EPS for the years ended as of indicated below:

	Twelve Months Ended
	May 31, 2025	June 1, 2024
(Loss) Earnings per Share - Diluted	$(0.54)	$1.11

Add: Amortization of Knoll purchased intangibles	0.35	0.32
Add: Integration charges	0.41	0.31
Add: Restructuring charges	0.22	0.42
Add: Impairment charges	1.88	0.24
Add: Knoll pension plan termination charges	0.01	—
Tax impact on adjustments	(0.38)	(0.32)
Adjusted earnings per share - diluted	$1.95	$2.08

Weighted Average Shares Outstanding (used for Calculating Adjusted Earnings per Share) – Diluted	68,977,267	73,954,756

                                         28

Financial Results
The following is a comparison of our annual results of operations and year-over-year percentage changes for the periods indicated:

(Dollars in millions)	Fiscal 2025	Fiscal 2024	% Change
Net sales	$3,669.9	$3,628.4	1.1%
Cost of sales	2,247.3	2,208.9	1.7%
Gross margin	1,422.6	1,419.5	0.2%
Operating expenses	1,372.1	1,252.3	9.6%
Operating earnings	50.5	167.2	(69.8)%
Other expenses, net	72.4	67.5	7.3%
Earnings before income taxes and equity income	(21.9)	99.7	(122.0)%
Income tax expense	11.6	14.7	(21.1)%
Equity income (loss) from nonconsolidated affiliates, net of tax	0.3	(0.4)	(175.0)%
Net earnings	(33.2)	84.6	(139.2)%
Net earnings attributable to redeemable noncontrolling interests	3.7	2.3	60.9%
Net earnings attributable to MillerKnoll, Inc.	$(36.9)	$82.3	(144.8)%
The following table presents, for the periods indicated, the components of the Company's Consolidated Statements of Comprehensive Income as a percentage of Net sales:

	Fiscal 2025	Fiscal 2024
Net sales	100.0%	100.0%
Cost of sales	61.2%	60.9%
Gross margin	38.8%	39.1%
Operating expenses	37.4%	34.5%
Operating earnings	1.4%	4.6%
Other expenses, net	2.0%	1.9%
Earnings before income taxes and equity income	(0.6)%	2.7%
Income tax expense	0.3%	0.4%
Equity income (loss) from nonconsolidated affiliates, net of tax	—%	—%
Net earnings	(0.9)%	2.3%
Net earnings attributable to redeemable noncontrolling interests	0.1%	0.1%
Net earnings attributable to MillerKnoll, Inc.	(1.0)%	2.3%
                                         29

Net Sales
The following chart presents graphically the primary drivers of the year-over-year change in Net sales. The amounts presented in the bar graph are expressed in millions and have been rounded.
Net sales for fiscal 2025 increased $42 million, or 1.1% compared to the prior year. This increase was primarily driven by the following factors:
•Increased sales volume within the International Contract and North America Contract segments of approximately $28 million and $25 million, respectively.
•Net price increases, which contributed approximately $14 million to Net sales, reflecting our ability to maintain pricing discipline in a competitive environment. Offset in part by:
•A $12 million reduction due to the strategic closure of the HAY eCommerce channel in North America that occurred in the prior year.
•Decreased sales volume within the Global Retail segment of approximately $7 million.
•Unfavorable foreign currency impact of approximately $6 million.
Gross Margin
Gross margin for fiscal 2025 was 38.8%, compared to 39.1% in fiscal 2024. The 30 basis point decline was primarily driven by the following factors:
•Tariff-related costs negatively impacted gross margin by 30 basis points in the year.
•Unfavorable channel and product mix negatively impacted gross margin by approximately 30 basis points. These factors were offset in part by:
•Effective pricing strategies, net of incremental discounting, which contributed approximately 30 basis points of margin improvement.
                                         30

Operating Expenses
The following chart presents graphically the primary drivers of the year-over-year change in Operating expenses. The amounts presented in the bar graph are expressed in millions and have been rounded.
Operating expenses increased by $120 million or 9.6% compared to the prior year fiscal period. The current period reflects the following key changes compared to the prior year:
•An increase of $113 million in non-cash intangible impairment charges;
•Selling and marketing expenses increased by $10 million, primarily due to higher selling and marketing costs within the Global Retail segment;
•Variable selling costs, which include sales-based commission and royalty expense, increased approximately $7 million;
•Increased acquisition-related integration costs as compared to the prior year, totaling approximately $4 million. These increases were partially offset by:
•A $16 million reduction in restructuring charges as compared to the prior year.
Other Income/Expense
Net other expenses for fiscal 2025 totaled $72.4 million, compared to $67.5 million in fiscal 2024. The year-over-year increase of $4.9 million was primarily attributable to the following factors:
•A $2.3 million reduction in net periodic benefit income, resulting from the termination of the Knoll pension plan during the current fiscal year.
•A $3.1 million increase in foreign currency losses compared to the prior year, reflecting greater volatility in exchange rates.
Income Taxes
See Note 10 of the Consolidated Financial Statements for additional information.
                                         31

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
The International Contract segment includes the operations associated with the design, sourcing, manufacture and sale of furniture products, indirectly or directly through an independent dealership network for office, healthcare, and educational environments in Europe, the Middle East, Africa, Asia-Pacific and Latin America.
The Global Retail segment includes global operations associated with the sale of modern design furnishings and accessories to third party retailers, as well as direct to consumer sales through eCommerce, direct-mail catalogs, and physical retail stores, along with the global operations of the Holly Hunt brand.
The Company also reports a “Corporate” category consisting primarily of unallocated expenses related to general corporate functions, including, but not limited to, certain legal, executive, corporate finance, information technology, administrative and acquisition-related costs. For descriptions of each segment, refer to Note 13 of the Consolidated Financial Statements.
The charts below present the relative mix of net sales and operating earnings across each of the Company's segments. This is followed by a discussion of the Company's results, by segment.
                                             32

North America Contract

(Dollars in millions)	Fiscal 2025	Fiscal 2024	Change
Net sales	$1,965.2	$1,922.3	$42.9
Gross margin	702.3	697.8	4.5
Gross margin %	35.7%	36.3%	(0.6)%
Operating earnings	120.9	106.7	14.2
Operating earnings %	6.2%	5.6%	0.6%
Net sales increased 2.2%, or 2.4%(*) on an organic basis, from the prior year due to:
•Increased sales volume within the segment of approximately $25 million; and
•Price increases, net of incremental discounting, of approximately $20 million. These increases were offset in part by:
•Unfavorable foreign currency translation of approximately $2 million.
Operating earnings increased $14.2 million, or 13.3% compared to the same period of the prior year due to:
•Decreased operating expenses of $9.7 million. The following factors contributed to the change:
◦A decrease of approximately $16 million in restructuring charges related to reductions in the Company's workforce; and
◦A decrease of approximately $8 million in annual incentive compensation. These decreases were offset in part by:
◦An increase of $12 million in non-cash intangible impairment charges as compared to the prior year; and
◦Increased acquisition related integration costs of approximately $2 million.
•Gross margin increased by $4.5 million, primarily driven by the higher sales volume discussed above. This increase was offset by a 60 basis point decline in gross margin percentage, which was mainly attributable to the following factors:
◦Unfavorable product mix reduced margin by approximately 40 basis points; and
◦Higher tariff-related costs led to a 30 basis point decline in gross margin; and
◦Increased commodity and product distribution costs further reduced margin by 30 basis points; and
                                             33

◦Higher labor costs and loss of fixed cost leverage due to reduced production volumes in the first part of the year contributed an additional 30 basis point decrease in gross margin. These negative impacts were partially offset by:
◦Incremental list price increases, net of contract price discounting, which improved gross margin by approximately 70 basis points.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations.
International Contract

(Dollars in millions)	Fiscal 2025	Fiscal 2024	Change
Net sales	$660.0	$645.6	$14.4
Gross margin	240.8	233.1	7.7
Gross margin %	36.5%	36.1%	0.4%
Operating earnings	63.3	61.6	1.7
Operating earnings %	9.6%	9.5%	0.1%
Net sales increased 2.2%, or 2.7%(*) on an organic basis, from the prior year due to:
•Increased sales volume within the segment of approximately $28 million; offset in part by
•Incremental discounting, net of price increases, which negatively impacted sales by approximately $11 million; and
•Unfavorable foreign currency translation of approximately $3 million.
Operating earnings increased $1.7 million, or 2.8%, compared to the prior year due to:
•Increased gross margin of $7.7 million due to the increase in sales explained above and an increase in gross margin percentage of 40 basis points. The increase in gross margin percentage was due primarily to:
◦Leverage on fixed costs on higher sales volumes which had a favorable impact on margin of approximately 70 basis points; and
◦Favorable product and business mix which increased margin by 60 basis points. Offset in part by:
◦Incremental discounting, net of price increases which had a negative impact on margin of 90 basis points.
•The increase in gross margin was partially offset by increased Operating expenses of $6 million which was largely due to increased variable selling costs in the current year.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations.
Global Retail

(Dollars in millions)	Fiscal 2025	Fiscal 2024	Change
Net sales	$1,044.7	$1,060.5	$(15.8)
Gross margin	479.5	488.6	(9.1)
Gross margin %	45.9%	46.1%	(0.2)%
Operating (loss) earnings	(66.0)	51.0	(117.0)
Operating (loss) earnings %	(6.3)%	4.8%	(11.1)%
Net sales decreased 1.5% as reported and 0.3%(*) on an organic basis, from the prior year due to:
•Decrease of approximately $12 million related to the closure of the HAY eCommerce channel in North America that occurred in the prior year; and
•A decrease in sales volumes of approximately $7 million; and
•Unfavorable foreign currency translation of approximately $1 million. These decreases were offset in part by:
•Price increases, net of incremental discounting, of approximately $4 million.
Operating earnings decreased $117.0 million, or 229.4% over the prior year due to:
•Decreased gross margin of $9.1 million due to the decrease in sales explained above and a decrease in gross margin percentage of 20 basis points. The decrease in gross margin percentage was due primarily to:
                                             34

◦The impact of increased inventory costs as compared to the prior year which negatively impacted margin by approximately 110 basis points.
◦Loss of leverage on fixed costs attributable to lower sales volumes as compared to the prior year which had an unfavorable impact on gross margin percentage of approximately 30 basis points. These decreases were offset in part by:
◦Reduced freight and product distribution costs, net of freight revenue, as compared to the same period of the prior year and favorable product mix which had a favorable impact on gross margin percentage of approximately 100 basis points; and
◦The impact of incremental price increases, net of promotional discounting, that increased gross margin percentage by approximately 20 basis points. These increases were offset in part by:
•Increased Operating expenses of $108 million primarily driven by an increase of $105 million in non-cash intangible impairment charges as compared to the prior year as well as increased selling and marketing costs in the current year.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations.
Corporate
Corporate unallocated expenses totaled $67.7 million for fiscal 2025, an increase of $15.6 million from fiscal 2024. The increase primarily related to higher stock based compensation expense.
Liquidity and Capital Resources
The table below summarizes the net change in cash and cash equivalents for the fiscal years indicated.

	Fiscal Year Ended
(In millions)	2025	2024
Cash provided by (used in):
Operating activities	$209.3	$352.3
Investing activities	(100.9)	(86.3)
Financing activities	(150.3)	(258.8)
Effect of exchange rate changes	5.2	(0.3)
Net change in cash and cash equivalents	$(36.7)	$6.9
Cash Flow — Operating Activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture, distribute, and market our products. Net cash provided by operating activities for the twelve months ended May 31, 2025, totaled $209.3 million compared to $352.3 million in the twelve months ended June 1, 2024. The decrease in cash inflow is due primarily to a net increase in working capital. Our working capital consists primarily of receivables from customers, inventory, prepaid expenses, accounts payable, accrued compensation, and accrued other expenses. The following all affect these account balances:
•The timing of collection of our receivables;
•Fluctuations in inventory levels; and
•Changes in accruals related to variable compensation.
Cash Flow — Investing Activities
Cash used in investing activities for the twelve months ended May 31, 2025, was $100.9 million, as compared to $86.3 million in the twelve months ended June 1, 2024. The increase in cash outflow in the current year was primarily due to:
•Increased capital expenditures in the current year; Offset in part by:
•Cash proceeds of $6.0 million in the current period related to the sale of a manufacturing facility located in Wisconsin; and
•A decrease in the total volume of notes receivable entered into with certain independently owned dealers in the current period as compared to the same period of the prior year.
                                             35

Capital expenditures for the current year were $107.6 million as compared to $78.4 million in the prior year. At the end of the fiscal 2025, there were outstanding commitments for capital purchases of $69.2 million. The Company plans to fund these commitments with cash on hand and/or cash generated from operations. The Company expects capital spending in fiscal 2026 to be between $120 million and $130 million, which will be primarily related to investments in the Company's facilities, (including manufacturing, showrooms, and retail stores) and equipment as well as investments associated with achieving the Company's sustainability goals.
Cash Flow — Financing Activities
Cash used in financing activities for the twelve months ended May 31, 2025 was $150.3 million, compared to $258.8 million in the twelve months ended June 1, 2024. The decrease in cash used in the current year, compared to the prior year, was primarily due to:
•The Company repurchased 3,291,176 shares at a cost of $84.9 million in the current year as compared to 6,022,646 share repurchases totaling $138.2 million in the prior year; and
•The refinancing of Term Loan A which resulted in proceeds of $90.0 million in the current year. Offset in part by:
•Net payments on the credit agreement of $61.7 million in the current year compared to net payments of $36.7 million in the prior year.
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
At the end of fiscal 2025, the Company has a well-positioned balance sheet and liquidity profile. The Company has access to liquidity through credit facilities as well as cash and cash equivalents. These sources have been summarized below. For additional information, refer to Note 5 to the Consolidated Financial Statements.

(In millions)	May 31, 2025	June 1, 2024
Cash and cash equivalents	$193.7	$230.4
Availability under revolving lines of credit(1)	382.2	322.3
Total liquidity	$575.9	$552.7
(1) Available access to our revolving line of credit is subject to covenant restrictions outlined in our credit agreement.
Of the cash and cash equivalents noted above at the end of fiscal 2025, the Company had $182.7 million of cash and cash equivalents held outside the United States.
The Company’s syndicated revolving line of credit, which matures in April 2030, provides the Company with up to $725 million in revolving variable interest borrowing capacity and allows the Company to borrow incremental amounts, at its option, subject to negotiated terms as outlined in the agreement. Outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, SOFR or negotiated terms as outlined in the agreement.
As of May 31, 2025, the total debt outstanding related to borrowings under the syndicated revolving line of credit was $330.8 million with available borrowings against this facility of $382.2 million.
The Company intends to repatriate $137.3 million of undistributed foreign earnings, all of which is held in cash in certain foreign jurisdictions. The Company has recorded a $3.5 million deferred tax liability related to foreign withholding taxes on these future dividends received in the U.S. from foreign subsidiaries. A significant portion of the $137.3 million of undistributed foreign earnings was previously taxed under the U.S. Tax Cut and Jobs Act (TCJA). The Company intends to remain indefinitely reinvested in the remaining undistributed earnings outside the U.S. which is estimated to be approximately $382.9 million on May 31, 2025.
The Company believes cash on hand, cash generated from operations, and borrowing capacity will provide adequate liquidity to fund near term and foreseeable future business operations, capital needs, upcoming debt maturities, future dividends and share repurchases, subject to financing availability in the marketplace.
Contingencies
                                             36

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's Consolidated Financial Statements. Refer to Note 12 of the Consolidated Financial Statements for more information relating to contingencies.
Basis of Presentation
The Company's fiscal year ends on the Saturday closest to May 31. The fiscal year ended May 31, 2025, and the fiscal year ended June 1, 2024, both contained 52 weeks, and the fiscal year ended June 3, 2023, contained 53 weeks.
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

	Payments due by fiscal year
(In millions)	Total	2026	2027-2028	2029-2030	Thereafter
Short-term borrowings and long-term debt (1)	$1,337.0	$16.0	$50.7	$1,270.3	$—
Estimated interest on debt obligations (1)	242.3	59.7	125.3	57.3	—
Operating leases	597.5	88.0	183.4	146.4	179.7
Purchase obligations	52.8	52.8	—	—	—
Pension and other post employment benefit plans funding (2)	5.8	1.8	1.1	1.0	1.9
Stockholder dividends (3)	12.7	12.7	—	—	—
Other (4)	4.6	0.5	0.9	0.8	2.4
Total	$2,252.7	$231.5	$361.4	$1,475.8	$184.0
(1) Includes the current portion of long-term debt. Contractual cash payments on long-term debt obligations are disclosed herein based on the amounts borrowed as of May 31, 2025, and the maturity date of the underlying debt. Estimated future interest payments on our outstanding interest-bearing debt obligations are based on interest rates as of May 31, 2025. Actual cash outflows may differ significantly due to changes in borrowings or interest rates.
(2) Pension plan funding commitments are known for a 12-month period for those plans that are funded; unfunded pension and post-retirement plan funding amounts are equal to the estimated benefit payments. As of May 31, 2025, the total projected benefit obligation for our domestic and international employee pension benefit plans was $77.9 million.
(3) Represents the dividend payable as of May 31, 2025. Future dividend payments are not considered contractual obligations until declared.
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
                                             37

estimates and assumptions, especially with respect to intangible assets. These estimates are reviewed with our advisors and can include, but are not limited to:
•future expected cash flows from acquired customer relationships and trade names,
•assumed royalty rates that could be payable if we did not own the trademarks, and
•discount rates.
Our estimates of fair value are based upon reasonable assumptions but are inherently uncertain and unpredictable, and as a result, actual results may differ from these estimates. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the values of assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. There were no material acquisitions during fiscal 2025, fiscal 2024 or fiscal 2023.
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
Goodwill
Certain business acquisitions have resulted in the recording of goodwill. At May 31, 2025, and June 1, 2024, we had goodwill recorded within the Consolidated Balance Sheets of $1,152.4 million and $1,226.3 million, respectively.
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
During the third quarter of fiscal year 2025, the Company identified indicators of a triggering event which could indicate the carrying amount of the reporting units may not be supported by the fair value. Although our annual impairment test is performed during the fourth quarter, we perform a qualitative assessment each interim reporting period to determine whether there are indicators of a triggering event in the quarter. Through this assessment management identified an impairment triggering event associated with lower-than-expected operating results. This suggested that the fair value of one or more of our reporting units may have fallen below their carrying amount. Accordingly, we performed a quantitative valuation of each reporting unit during the quarter.
The Company used the discounted cash flow method under a weighting of the income and market approach to estimate the fair value of our reporting units. These approaches are based on a discounted cash flow analysis and observable comparable company information that use several inputs, including:
                                             38

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
The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows and market valuation multiples. We estimated the fair value of each reporting unit using a discounted cash flow analysis. The discounted cash flow analysis used the present value of projected cash flows and a residual value.
The Company employed a market-based approach in selecting the discount rate used in our analysis. The discount rate selected represents the market rate of return equal to what the Company believes a reasonable investor would expect to achieve on investments of similar size to each reporting unit. The Company believes the discount rates selected in the quantitative assessment is appropriate in that it exceeds the estimated weighted average cost of capital for our business as a whole.
As a result of the third quarter fiscal year 2025 goodwill impairment test, the Company recognized a total non-cash impairment charge of $30.1 million and $62.2 million in its Global Retail and Holly Hunt reporting units, respectively. The goodwill impairment charges were primarily caused by reduced sales and profitability projections as well as an increase in the discount rate. After these impairment charges and before the changes in reporting units resulting from our third quarter fiscal year 2025 segment re-organization, the Global Retail and Holly Hunt reporting units had remaining goodwill of $357.0 million and $33.0 million, respectively. The quantitative assessment in the third quarter of fiscal year 2025 resulted in the fair values of the Americas Contract, International Contract and Coverings reporting units exceeding their respective carrying values (the "cushion") by 32%, 63% and 10%, respectively.
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
Each of the reporting units was reviewed for impairment using a qualitative assessment as of March 31, 2025. The Company elected to test each reporting unit qualitatively, as is permitted under ASU 2011-08, Intangibles-Goodwill and Other (Topic
                                             39

350): Testing Goodwill for Impairment. Through the performance of this qualitative assessment we determined that there were no indicators of impairment.
Indefinite-lived Intangible Assets
Certain business acquisitions have resulted in the recording of trade names as indefinite-lived intangible assets, which are not amortized. At May 31, 2025, and June 1, 2024, the Company held trade name assets with a carrying value of $432.5 million and $465.5 million, respectively.
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
During the third quarter of fiscal year 2025 the Company identified indicators that impairment was more likely than not for certain of the indefinite-lived intangible assets. Accordingly, the Company performed quantitative assessments during the third quarter of fiscal year 2025 to testing the indefinite-lived intangible assets which showed indicators that impairment was more likely than not. This quantitative assessment resulted in the recognition of $37.7 million in non-cash impairment charges related to the Knoll and Muuto trade names. The other indefinite-lived intangible assets were determined to have no impairment.
In performing this quantitative assessment, we estimate the fair value of these intangible assets using the relief-from-royalty method which requires assumptions related to:
•actual and forecasted revenue growth rates,
•assumed royalty rates that could be payable if we did not own the trademark, and
•a market participant discount rate based on a weighted-average cost of capital.
In completing the third quarter fiscal year 2025 assessment of indefinite-lived trade name impairment, the respective fair values were estimated using discount rates ranging from 12.00% to 13.00%, royalty rates ranging from 1.50% to 4.50% and long-term growth rates ranging from 2.5% to 3.0%. The Company’s estimates of the fair value of its indefinite-lived intangible assets are sensitive to changes in the key assumptions above as well as projected financial performance. If the estimated cash flows related to the Company's indefinite-lived intangibles were to decline in future periods, the Company may need to record additional impairment charges.
For the Knoll trade name, keeping all other assumptions constant, a 10% decrease in forecasted sales would have resulted in $12.0 million of additional pre-tax impairment charges; a decrease in the royalty rate of 25 basis points would have resulted in an additional $15.0 million of impairment charges; and a 100 basis point increase in the discount rate would have resulted in an additional $11.0 million of impairment charges.
For the Muuto trade name, keeping all other assumptions constant, a 10% decrease in forecasted sales would have resulted in $7.0 million of additional pre-tax impairment charges; a decrease in the royalty rate of 25 basis points would have resulted in an additional $4.0 million of impairment charges; and a 100 basis point increase in the discount rate would have resulted in an additional $6.0 million of impairment charges.
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
Each indefinite-lived intangible asset was reviewed for impairment using a qualitative assessment as of March 31, 2025. The Company elected to test each asset qualitatively, as is permitted under ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. Through the performance of this qualitative assessment we determined that there were no indicators of impairment.
Long-lived Assets
                                             40

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
In the first quarter of fiscal 2025, the decision was made to cease the use of certain leased locations resulting in impairment charges of $17.4 million related to the right of use assets associated with these locations.
In the fourth quarter of fiscal 2024, the decision was made to cease the use of certain leased locations resulting in impairment charges of $5.5 million related to the right of use assets associated with these locations.
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
Forward Looking Statements
This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include those relating to future events, anticipated results of operations, our expectations regarding future market conditions, our business strategies, our assessment of risks we face, and other aspects of our operations or operating results. These forward-looking statements generally can be identified by phrases such as “will,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates” or other words or phrases of similar import. It is uncertain whether any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do, what impact they will have on our results of operations or financial condition or the price of our stock. These forward-looking statements involve certain risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those indicated in such forward-looking statements, including, but not limited to:

•Changes to U.S. and international trade policies, including new or increased tariffs and changing import/export regulations, which impact both the cost and availability of materials and components used to manufacture our products as well as demand for our products;
•Challenges in implementing our growth strategy and the possibility that the assumptions on which that strategy was built prove inaccurate;
•Consumer spending levels, which have a significant impact on demand for our products within our Global Retail segment;
•Global and national economic conditions such as heightened inflation, uncertainty regarding future interest rates, foreign currency exchange rate fluctuations, escalating tensions in the Middle East, the continuation of the Russia-Ukraine war, and potential governmental responses to these events;
•Cybersecurity threats and risks;
•Public health crises, such as pandemics and epidemics, and governmental policies and actions to protect the health and safety of individuals or to maintain the functioning of national or global economies;
•Risks related to the additional debt incurred in connection with our acquisition of Knoll, including increased interest expense, our ability to comply with our debt covenants and obligations, and limitations on certain business activities imposed by our credit agreement;
•Availability and pricing of raw materials;
•Financial strength of our dealers and customers;
•Pace and level of government procurement; and
•Outcome of pending litigation or governmental audits or investigations.
                                             41

For additional information about other factors that could cause actual results to differ materially from those described in the forward-looking statements, please refer to our periodic reports and other filings with the SEC, including the risk factors identified in this report. The forward-looking statements included in this report are made only as of the date of this report, and we do not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances, except as required by law.

                                             42

Item 7A Quantitative and Qualitative Disclosures About Market Risk
The Company manufactures, markets, and sells its products throughout the world and, as a result, is subject to changing economic conditions, which could reduce the demand for its products or increase the demand for components and raw materials purchased by the Company.
Direct Material Costs
The Company is exposed to risks arising from price changes for certain direct materials and assembly components used in its operations. The largest of such costs incurred by the Company are for steel, plastics, textiles, wood particleboard and aluminum components. The impact from changes in all commodity prices decreased the Company's costs by approximately $5.7 million during fiscal 2025 compared to the prior year primarily due to decreased steel and aluminum costs offset in part by increased plastic costs. The impact from changes in commodity prices decreased the Company's costs by approximately $10.8 million during fiscal 2024 as compared to fiscal 2023. Note that these changes include the impact of Chinese tariffs on the Company's direct material costs.
The market prices for commodities will fluctuate over time and the Company acknowledges that such changes are likely to impact its costs for key direct materials and assembly components. Consequently, it views the prospect of such changes as an outlook risk to the business.
Significant increases in the cost of raw materials can be difficult to offset with price increases due to existing contractual agreements with customers as well as difficulty finding effective financial instruments to hedge these changes. Our profitability could be negatively impacted in the long term if we are not able to pass along higher raw material costs to our customers.
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
In the normal course of business, the Company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the Company conducts its business are the British pound sterling, euro, Canadian dollar, Japanese yen, Mexican peso, Hong Kong dollar, Chinese renminbi, and the Danish krone. As of May 31, 2025, the Company had outstanding 21 forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies.

(In millions, except number of forward contracts)
Net Asset Exposure
Currency	Number of Forward Contracts	Net Exposure
USD	10	91.5
EUR	3	38.0
CNY	1	24.0
Net Liability Exposure
Currency	Number of Forward Contracts	Net Exposure
USD	6	34.5
EUR	1	1.1
As of June 1, 2024, the Company had outstanding 21 forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies.
                                             43

(In millions, except number of forward contracts)
Net Asset Exposure
Currency	Number of Forward Contracts	Net Exposure
USD	6	53.3
EUR	2	49.4
BRL	1	3.9
CNY	1	20.4
JPY	1	573.1

Net Liability Exposure
Currency	Number of Forward Contracts	Net Exposure
USD	3	15.3
DKK	2	20.1
CNH	2	242.5
EUR	1	1.1
GBP	1	1.1
MXN	1	101.1
The cost of the foreign currency hedges and remeasuring all foreign currency transactions into the appropriate functional currency resulted in a net gain of $6.1 million in fiscal 2025 compared to a net gain of $3.0 million in fiscal 2024 included in net earnings. These amounts are included in Other expense (income), net in the Consolidated Statements of Comprehensive Income. Additionally, the cumulative effect of translating the balance sheet and income statement accounts from the functional currency into the United States dollar increased the accumulated comprehensive loss component of total stockholders' equity by $35.1 million compared to an increase of $8.3 million as of the end of fiscal 2025 and 2024, respectively.
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
In September 2016, the Company entered into an interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $150.0 million with a forward start date of January 3, 2018, and a termination date of January 3, 2028. As a result of the transaction, the Company effectively converted the interest rate on indebtedness anticipated to be borrowed on its revolving line of credit up to the notional amount from a LIBOR-based floating interest rate plus applicable margin to a 1.949% fixed interest rate plus applicable margin as of the forward start date. The swap agreement was amended in February 2023 for each calculation period beginning on February 3, 2023, and thereafter, to replace the LIBOR-based floating interest rate with a Term SOFR rate, and a 1.910% modified fixed interest rate. In May 2025, the swap agreement was amended to remove the 0.11448% floor and related CSA.
                                             44

In June 2017, the Company entered into a second interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $75.0 million with a forward start date of January 3, 2018, and a termination date of January 3, 2028. As a result of the transaction, the Company effectively converted the interest rate on indebtedness anticipated to be borrowed on its revolving line of credit up to the notional amount from a LIBOR-based floating interest rate plus applicable margin to a 2.387% fixed interest rate plus applicable margin under the agreement as of the forward start date. The swap agreement was amended in February 2023 for each calculation period beginning on February 3, 2023, and thereafter, to replace the LIBOR-based floating interest rate with a Term SOFR rate, and a 2.348% modified fixed interest rate. In May 2025, the swap agreement was amended to remove the 0.11448% floor and related CSA.

In January 2022, the Company entered into a third interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $575.0 million with a forward start date of January 31, 2022, and a maturity date of January 29, 2027. The interest rate swap locked in the Company’s interest rate on forecasted outstanding borrowings of $575.0 million at 1.689% exclusive of the credit spread on the variable rate debt. The Company effectively will convert LIBOR-based floating interest rate plus applicable margin indebtedness to a 1.689% fixed interest rate plus applicable margin under the agreement as of the forward start date. The swap agreement was amended in February 2023 for each calculation period beginning on January 31, 2023, and thereafter, to replace the LIBOR-based floating interest rate with a Term SOFR rate, and a 1.650% modified fixed interest rate. In May 2025, the swap agreement was amended to remove the 0.11448% floor and related CSA.

In February 2023, the Company entered into a fourth interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $150.0 million with a forward start date of March 3, 2023, and a termination date of January 3, 2029. The interest rate swap locked in the Company’s interest rate on the forecasted outstanding borrowings of $150.0 million at 3.950% exclusive of the credit spread on the variable rate debt. As a result of the transaction, under the terms of the agreement the Company effectively will convert one month Term SOFR floating interest rate plus applicable margin to 3.950% fixed interest rate plus applicable margin as of the forward start date.
The fair market value of the effective interest rate swap instruments was a net asset of $26.1 million and $61.7 million as of May 31, 2025, and June 1, 2024, respectively. All cash flows related to the Company's interest rate swap instruments are denominated in U.S. Dollars. For further information, refer to Note 5 and Note 11 of the Consolidated Financial Statements.
Expected cash outflows (notional amounts) over the next five years and thereafter related to debt instruments are as follows.

(In millions)	2026	2027	2028	2029	2030	Thereafter	Total(1)
Long-Term Debt Instruments:
Interest rate 1.650%(2)	$—	$575.0	$—	$—	$—	$—	$575.0
Interest rate 1.910%(2)	$—	$—	$150.0	$—	$—	$—	$150.0
Interest rate 2.348%(2)	$—	$—	$75.0	$—	$—	$—	$75.0
Interest rate 3.950%(2)	$—	$—	$—	$150.0	$—	$—	$150.0
(1) Amount does not include the recorded fair value of the swap instruments.
(2) The Company's revolving credit facility and Term Loans have a variable interest rate, but due to the interest rate swaps, the rate on $150.0 million, $75.0 million, $575.0 million and $150.0 million will be fixed at 1.91%, 2.348%, 1.65% and 3.95%, respectively.
                                             45

Item 8 Financial Statements and Supplementary Data
MillerKnoll, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended
(In millions, except per share data)	May 31, 2025	June 1, 2024	June 3, 2023
Net sales	$3,669.9	$3,628.4	$4,087.1
Cost of sales	2,247.3	2,208.9	2,657.1
Gross margin	1,422.6	1,419.5	1,430.0
Operating expenses:
Selling, general and administrative	1,133.5	1,112.1	1,126.4
Impairment charges	130.0	16.8	41.2
Restructuring expenses	14.8	30.8	34.4
Design and research	93.8	92.6	105.7
Total operating expenses	1,372.1	1,252.3	1,307.7
Operating earnings	50.5	167.2	122.3
Interest expense	76.7	76.2	74.0
Interest and other investment (income) expense	(5.4)	(6.1)	(2.8)
Other expense (income), net	1.1	(2.6)	(0.3)
(Loss) earnings before income taxes and equity income	(21.9)	99.7	51.4
Income tax expense	11.6	14.7	4.5
Equity earnings (loss) from nonconsolidated affiliate, net of tax	0.3	(0.4)	(0.8)
Net (loss) earnings	(33.2)	84.6	46.1
Net earnings attributable to redeemable noncontrolling interests	3.7	2.3	4.0
Net (loss) earnings attributable to MillerKnoll, Inc.	$(36.9)	$82.3	$42.1

(Loss) earnings per share - basic	$(0.54)	$1.12	$0.56
(Loss) earnings per share - diluted	(0.54)	1.11	0.55

Other comprehensive income, net of tax
Foreign currency translation adjustments	35.1	8.3	(20.1)
Pension and post-retirement liability adjustments	2.4	(9.5)	13.1
Unrealized (loss) gain on interest rate swap agreement	(26.8)	3.6	19.0
Other comprehensive income, net of tax	10.7	2.4	12.0
Comprehensive (loss) income	(22.5)	87.0	58.1
Comprehensive income attributable to redeemable noncontrolling interests	3.7	2.3	4.0
Comprehensive (loss) income attributable to MillerKnoll, Inc.	$(26.2)	$84.7	$54.1
                                             46

MillerKnoll, Inc.
Consolidated Balance Sheets

(In millions, except share and per share data)	May 31, 2025	June 1, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$193.7	$230.4
Accounts receivable, net of allowances of $9.3 and $7.4	350.2	308.3
Unbilled accounts receivable	26.9	22.2
Inventories, net	447.5	428.6
Prepaid expenses	74.6	66.5
Assets held for sale	—	3.5
Other current assets	15.8	10.1
Total current assets	1,108.7	1,069.6
Property and equipment, net of accumulated depreciation of $1,142.7 and $1,090.7	496.1	492.0
Right of use assets	411.2	375.6
Goodwill	1,152.4	1,226.3
Indefinite-lived intangibles	432.5	465.5
Other amortizable intangibles, net of accumulated amortization of $265.4 and $223.4	247.5	279.3
Other noncurrent assets	101.8	135.3
Total Assets	$3,950.2	$4,043.6

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$271.3	$241.4
Short-term borrowings and current portion of long-term debt	16.0	43.5
Accrued compensation and benefits	92.5	104.5
Short-term lease liability	72.0	67.2
Accrued warranty	16.8	17.6
Customer deposits	102.5	100.2
Other accrued liabilities	132.7	123.3
Total current liabilities	703.8	697.7
Long-term debt	1,310.6	1,291.7
Pension and post-retirement benefits	7.1	10.0
Lease liabilities	413.4	360.4
Other liabilities	180.2	224.8
Total Liabilities	2,615.1	2,584.6
Redeemable noncontrolling interests	59.3	73.9
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 67,804,913 and 70,377,692 shares issued and outstanding in 2025 and 2024, respectively)	13.6	14.1
Additional paid-in capital	679.1	725.3
Retained earnings	665.1	738.4
Accumulated other comprehensive loss	(82.0)	(92.7)
Total Stockholders' Equity	1,275.8	1,385.1
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders' Equity	$3,950.2	$4,043.6
                                             47

MillerKnoll, Inc.
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Deferred Compensation Plan	MillerKnoll, Inc. Stockholders' Equity
(In millions, except share and per share data)	Shares	Amount
May 28, 2022	75,824,241	$15.2	$825.7	$693.3	$(107.1)	$—	$1,427.1
Net earnings	—	—	—	42.1	—	—	42.1
Other comprehensive income, net of tax	—	—	—	—	12.0	—	12.0
Stock-based compensation expense	(39,839)	—	20.2	—	—	—	20.2
Exercise of stock options	49,482	—	1.0	—	—	—	1.0
Restricted and performance stock units released	226,657	—	0.4	—	—	—	0.4
Employee stock purchase plan issuances	185,551	—	3.1	—	—	—	3.1
Repurchase and retirement of common stock	(575,207)	(0.1)	(15.9)	—	—	—	(16.0)
Deferred stock unit	—	—	0.6	—	—	—	0.6
Director's fees	27,785	—	0.6	—	—	—	0.6
Redemption Value Adjustment	—	—	—	(1.9)	—	—	(1.9)
Dividends declared ($0.75 per share)	—	—	—	(57.2)	—	—	(57.2)
Other	—	—	0.8	(0.2)	—	—	0.6
June 3, 2023	75,698,670	$15.1	$836.5	$676.1	$(95.1)	$—	$1,432.6
Net earnings	—	—	—	82.3	—	—	82.3
Other comprehensive income, net of tax	—	—	—	—	2.4	—	2.4
Stock-based compensation expense	(983)	—	20.7	—	—	—	20.7
Exercise of stock options	74,096	—	1.7	—	—	—	1.7
Restricted and performance stock units released	457,965	0.1	0.9	—	—	—	1.0
Employee stock purchase plan issuances	139,211	0.1	2.9	—	—	—	3.0
Repurchase and retirement of common stock	(6,022,646)	(1.2)	(138.2)	—	—	—	(139.4)
Director's fees	31,379	—	0.8	—	—	—	0.8
Redemption Value Adjustment	—	—	—	34.5	—	—	34.5
Dividends declared ($0.75 per share)	—	—	—	(55.0)	—	—	(55.0)
Other	—	—	—	0.5	—	—	0.5
June 1, 2024	70,377,692	$14.1	$725.3	$738.4	$(92.7)	$—	$1,385.1
Net earnings	—	—	—	(36.9)	—	—	(36.9)
Other comprehensive income, net of tax	—	—	—	—	10.7	—	10.7
Stock-based compensation expense	—	—	31.8	—	—	—	31.8
Exercise of stock options	95,901	—	1.9	—	—	—	1.9
Restricted and performance stock units released	417,843	0.1	1.4	—	—	—	1.5
Employee stock purchase plan issuances	155,758	0.1	2.9	—	—	—	3.0
Repurchase and retirement of common stock, including excise tax	(3,291,176)	(0.7)	(84.9)	—	—	—	(85.6)
Deferred stock unit	508	—	—	—	—	—	—
Director's fees	48,387	—	1.1	—	—	—	1.1
Redemption Value Adjustment	—	—	—	16.4	—	—	16.4
Dividends declared ($0.75 per share)	—	—	—	(52.3)	—	—	(52.3)
Other	—	—	(0.4)	(0.5)	—	—	(0.9)
May 31, 2025	67,804,913	$13.6	$679.1	$665.1	$(82.0)	$—	$1,275.8
                                             48

MillerKnoll, Inc.
Consolidated Statements of Cash Flows

	Year Ended
(In millions)	May 31, 2025	June 1, 2024	June 3, 2023
Cash Flows from Operating Activities:
Net (loss) earnings	$(33.2)	$84.6	$46.1
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation expense	102.6	117.5	115.3
Amortization expense	37.9	37.6	39.8
Loss on sale of equity method investment	—	0.4	—
Deferred taxes	(45.0)	(38.8)	(45.3)
Pension contributions	(0.3)	(1.8)	(11.7)
Impairment charges	130.0	16.8	57.9
Restructuring expenses	14.8	30.8	34.0
Stock-based compensation	31.8	20.7	20.2
Amortization of deferred financing costs	4.6	4.6	4.6
Operating leases	4.7	(4.3)	(3.3)
Decrease (increase) in long-term assets	2.0	2.4	(4.7)
Changes in current assets and liabilities:
(Increase) decrease in accounts receivable & unbilled accounts receivable	(41.9)	35.2	15.6
(Increase) decrease in inventories	(16.9)	59.0	81.5
(Increase) decrease in prepaid expenses and other	(13.9)	25.6	19.6
Increase (decrease) in accounts payable	26.7	(28.9)	(82.5)
Increase (decrease) in accrued liabilities	1.0	(7.5)	(124.8)
Other, net	4.4	(1.6)	0.6
Net Cash Provided by Operating Activities	209.3	352.3	162.9

Cash Flows from Investing Activities:
Advances of notes receivable	(3.3)	(14.7)	(5.1)
Collection of notes receivable	6.8	2.8	—
Capital expenditures	(107.6)	(78.4)	(83.3)
Proceeds from sales of property and dealers	6.5	—	0.3
Proceeds from life insurance policy	—	—	13.5
Proceeds from the sale of equity method investment	—	3.5	—
Other, net	(3.3)	0.5	(1.9)
Net Cash (Used in) Investing Activities	(100.9)	(86.3)	(76.5)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, net of discounts	123.1	—	—
Payments of deferred financing costs	(0.3)	—	—
Repayments of long-term debt	(75.7)	(31.3)	(26.3)
Proceeds from credit facility	1,101.8	833.2	929.9
Repayments of credit facility	(1,163.5)	(869.9)	(916.2)
Dividends paid	(51.7)	(55.6)	(57.1)
Common stock issued	6.0	5.9	5.5
Common stock repurchased and retired	(84.9)	(138.2)	(16.0)
Distribution to noncontrolling interest	(4.4)	(2.8)	(4.9)
Other, net	(0.7)	(0.1)	(1.7)
Net Cash (Used in) Financing Activities	(150.3)	(258.8)	(86.8)
Effect of exchange rate changes on cash and cash equivalents	5.2	(0.3)	(6.4)
Net (Decrease) Increase In Cash and Cash Equivalents	(36.7)	6.9	(6.8)
Cash and cash equivalents, Beginning of Year	230.4	223.5	230.3
Cash and Cash Equivalents, End of Year	$193.7	$230.4	$223.5

Other Cash Flow Information
Interest paid	$69.1	$70.6	$70.6
Income taxes paid, net of cash received	$51.3	$28.1	$34.8
                                             49

Notes to the Consolidated Financial Statements
                                             50

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
MillerKnoll is a collective of dynamic brands that comes together to design the world we live in. A global leader in design, MillerKnoll includes Herman Miller® and Knoll®, as well as Colebrook Bosson Saunders, DatesWeiser, Design Within Reach®, Edelman®, Geiger®, HAY®, Holly Hunt®, KnollTextiles®, Maharam®, Muuto®, NaughtOne®, and Spinneybeck®|FilzFelt®. Combined, MillerKnoll represents over 100 years of design research and exploration in service of humanity. The Company is united by a belief in design as a tool to create positive impact and shape a more sustainable, caring, and beautiful future for all people and the planet.
Fiscal Year
The Company's fiscal year ends on the Saturday closest to May 31. The fiscal year ended May 31, 2025, and the fiscal year ended June 1, 2024, both contained 52 weeks; and the fiscal year ended June 3, 2023, contained 53 weeks.
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
The financial statement impact of gains and losses resulting from remeasuring foreign currency transactions into the appropriate functional currency resulted in a net loss of $6.1 million, $3.0 million, and $4.8 million for the fiscal years ended May 31, 2025, June 1, 2024, and June 3, 2023, respectively. These amounts are included in Other expense (income), net in the Consolidated Statements of Comprehensive Income.
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
The Company’s net cash pool position consisted of the following:

(In millions)	May 31, 2025	June 1, 2024
Gross cash position	$99.4	$26.6
Less: cash borrowings	(98.0)	(23.0)
Net cash position	$1.4	$3.6
The Company holds cash equivalents as part of its cash management function. Cash equivalents include money market funds and time deposit investments with original maturities of less than three months. The carrying value of cash equivalents, which approximates fair value, totaled $34.0 million and $55.9 million as of May 31, 2025 and June 1, 2024, respectively.
                                             51

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
Goodwill and Indefinite-lived Intangible Assets
The changes in the carrying amount of goodwill, by reporting segment, are as follows:

(In millions)	North America Contract(1)	International Contract	Global Retail(2)	Total
Balance at June 3, 2023	$582.4	$153.1	$486.2	$1,221.7
Impairment charges	—	—	—	—
Foreign currency translation adjustments	1.9	0.9	1.8	4.6
Balance at June 1, 2024	$584.3	$154.0	$488.0	$1,226.3
Impairment charges	—	—	(92.3)	(92.3)
Foreign currency translation adjustments	6.5	5.1	6.8	18.4
Balance at May 31, 2025	$590.8	$159.1	$402.5	$1,152.4
(1) North America Contract segment had accumulated goodwill impairments of $36.7 million as of May 31, 2025, June 1, 2024, and June 3, 2023.
(2) Global Retail segment had accumulated goodwill impairments of $181.1 million as of May 31, 2025, and $88.8 million as of June 1, 2024, and June 3, 2023.

                                             52

Other indefinite-lived assets included in the Consolidated Balance Sheets consist of the following:

(In millions)	Indefinite-lived Intangible Assets
Balance at June 3, 2023	$480.7
Foreign currency translation adjustments	1.6
Impairment Charges	(16.8)
Balance at June 1, 2024	$465.5
Foreign currency translation adjustments	4.7
Impairment charges	(37.7)
Balance at May 31, 2025	$432.5
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
During the third quarter of fiscal year 2025, the Company identified indicators of a triggering event which could indicate the carrying amount of the reporting units may not be supported by the fair value. Although our annual impairment test is performed during the fourth quarter, we perform a qualitative assessment each interim reporting period to determine whether there are indicators of a triggering event in the quarter. Through this assessment management identified an impairment triggering event associated with lower-than-expected operating results. This suggested that the fair value of one or more of our reporting units may have fallen below their carrying amount. Accordingly, we performed a quantitative valuation of each reporting unit during the quarter.
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
The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows and market valuation multiples. We estimated the fair value of each reporting unit using a discounted cash flow analysis. The discounted cash flow analysis used the present value of projected cash flows and a residual value.
The Company employed a market-based approach in selecting the discount rate used in our analysis. The discount rate selected represents the market rate of return equal to what the Company believes a reasonable investor would expect to achieve on investments of similar size to each reporting unit. The Company believes the discount rates selected in the quantitative assessment is appropriate in that it exceeds the estimated weighted average cost of capital for our business as a whole.
As a result of the third quarter fiscal year 2025 goodwill impairment test, the Company recognized a total non-cash impairment charge of $30.1 million and $62.2 million in its Global Retail and Holly Hunt reporting units, respectively. The goodwill impairment charges were primarily caused by reduced sales and profitability projections as well as an increase in the discount rate. After these impairment charges and before the changes in reporting units resulting from our third quarter fiscal year 2025 segment re-organization, the Global Retail and Holly Hunt reporting units had remaining goodwill of $357.0 million and $33.0 million, respectively. The quantitative assessment in the third quarter of fiscal year 2025 resulted in the fair values of the Americas Contract, International Contract and Coverings reporting units exceeding their respective carrying values (the "cushion") by 32%, 63% and 10%, respectively.
                                             53

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
Additionally, in the third quarter of fiscal year 2025 the Company implemented an organizational change that resulted in a change in the reportable segments and reporting units. As a result, the Company performed the required impairment assessments directly before and immediately after the change in reporting units. As a result of this change, $26.1 million of goodwill was reassigned from the Americas Contract reporting unit to the International Contract reporting unit, based on the relative fair value approach. Additionally, the $33.0 million of remaining goodwill for the Holly Hunt reporting unit was moved to the Global Retail reporting unit. Subsequent to this change the Company has four reporting units, North America Contract, International Contract, Global Retail, and Coverings.
Each of the reporting units was reviewed for impairment using a qualitative assessment as of March 31, 2025. The Company elected to test each reporting unit qualitatively, as is permitted under ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. Through the performance of this qualitative assessment we determined that there were no indicators of impairment.
Indefinite-lived Intangible Assets
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
During the third quarter of fiscal year 2025 the Company identified indicators that impairment was more likely than not for certain of the indefinite-lived intangible assets. Accordingly, the Company performed quantitative assessments during the third quarter of fiscal year 2025 to test the indefinite-lived intangible assets which showed indicators that impairment was more likely than not. This quantitative assessment resulted in the recognition of $37.7 million in non-cash impairment charges related to the Knoll and Muuto trade names. The other indefinite-lived intangible assets were determined to have no impairment.
In performing this quantitative assessment, we estimate the fair value of these intangible assets using the relief-from-royalty method which requires assumptions related to:
•actual and forecasted revenue growth rates,
•assumed royalty rates that could be payable if we did not own the trademark, and
•a market participant discount rate based on a weighted-average cost of capital.
In completing the third quarter fiscal year 2025 assessment of indefinite-lived trade name impairment, the respective fair values were estimated using discount rates ranging from 12.8% to 17.3%, royalty rates ranging from 1.0% to 3.0% and long-term growth rates ranging from 2.5% to 3.0%. The Company’s estimates of the fair value of its indefinite-lived intangible assets are sensitive to changes in the key assumptions above as well as projected financial performance. If the estimated cash flows
                                             54

related to the Company's indefinite-lived intangibles were to decline in future periods, the Company may need to record additional impairment charges.
For the Knoll trade name, keeping all other assumptions constant, a 10% decrease in forecasted sales would have resulted in $12.0 million of additional pre-tax impairment charges; a decrease in the royalty rate of 25 basis points would have resulted in an additional $15.0 million of impairment charges; and a 100 basis point increase in the discount rate would have resulted in an additional $11.0 million of impairment charges.
For the Muuto trade name, keeping all other assumptions constant, a 10% decrease in forecasted sales would have resulted in $7.0 million of additional pre-tax impairment charges; a decrease in the royalty rate of 25 basis points would have resulted in an additional $4.0 million of impairment charges; and a 100 basis point increase in the discount rate would have resulted in an additional $6.0 million of impairment charges.
Each of the indefinite-lived intangible assets was reviewed for impairment using a qualitative assessment as of March 31, 2025. The Company elected to test each asset qualitatively, as is permitted under ASU 2011-08, Intangibles-Goodwill and Other (Topic 350). Through the performance of this qualitative assessment we determined that there were no indicators of impairment.
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
The following table summarizes our property as of the dates indicated:

(In millions)	May 31, 2025	June 1, 2024
Land and improvements	$56.3	$55.0
Buildings and improvements	407.2	403.0
Machinery and equipment	1,107.3	1,069.6
Construction in progress	68.0	55.1
Accumulated depreciation	(1,142.7)	(1,090.7)
Property and equipment, net	$496.1	$492.0
As of the end of fiscal 2025, outstanding commitments for future capital purchases approximated $69.2 million.
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
                                             55

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

	May 31, 2025
(In millions)	Patent and Trademarks	Customer Relationships	Designs and Patterns	Backlog	Other	Total
Gross carrying value	$65.2	$362.8	$42.6	$28.5	$13.8	$512.9
Accumulated amortization	52.1	157.8	15.9	28.5	11.1	265.4
Net	$13.1	$205.0	$26.7	$—	$2.7	$247.5

	June 1, 2024
	Patent and Trademarks	Customer Relationships	Designs and Patterns	Backlog	Other	Total
Gross carrying value	$62.6	$356.6	$42.1	$28.3	$13.1	$502.7
Accumulated amortization	46.9	125.4	12.5	28.3	10.3	223.4
Net	$15.7	$231.2	$29.6	$—	$2.8	$279.3
The Company amortizes these assets over their remaining useful lives using the straight-line method over periods ranging from 3 years to 20 years, or on an accelerated basis, to reflect the expected realization of the economic benefits. It is estimated that the weighted-average remaining useful life of the patents and trademarks is approximately 2.0 years and the weighted-average remaining useful life of the customer relationships is 7.6 years.
Estimated amortization expense on existing amortizable intangible assets as of May 31, 2025, for each of the succeeding five fiscal years, is as follows:

(In millions)
2026	$38.7
2027	$35.4
2028	$29.2
2029	$24.9
2030	$19.7
In the first quarter of fiscal 2025, the decision was made to cease the use of certain leased locations resulting in impairment charges of $17.4 million related to the right of use assets associated with these locations.
In the fourth quarter of fiscal 2024, the decision was made to cease the use of certain leased locations resulting in impairment charges of $5.5 million recognized for the right of use assets associated with these locations. Additionally, in the second quarter of fiscal 2024 a manufacturing facility located in Wisconsin met the criteria to be classified as an asset held for sale. The decision to sell this facility was made as a result of facility integration activities performed in connection with the integration of Knoll. As of June 1, 2024, the carrying amount of these assets held for sale was $3.5 million and classified as current assets within "Assets held for sale" in the Condensed Consolidated Balance Sheets. The sale of the manufacturing facility was completed in the third quarter of fiscal 2025, resulting in a gain of approximately $2.8 million included within Operating expenses in the Consolidated Statements of Comprehensive Income.
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
The table below provides information related to the impairments recognized in fiscal 2025 and fiscal 2024. These charges are included in "Selling, general and administrative" within the Consolidated Statements of Comprehensive Income.

(In millions)	May 31, 2025	June 1, 2024
Property and equipment	$—	$1.0
Right of use asset	17.4	5.5
Total	$17.4	$6.5
                                             56

Self-Insurance
The Company is partially self-insured for general liability, workers' compensation and certain employee health and dental benefits under insurance arrangements that provide for third-party coverage of claims exceeding the Company's loss retention levels. The Company's health benefit and auto liability retention levels do not include an aggregate stop loss policy. The Company's retention levels designated within significant insurance arrangements as of May 31, 2025, are as follows:

(In millions)	Retention Level (per occurrence)
General liability	$1.00
Auto liability	$1.00
Workers' compensation	$0.75
Health benefit	$0.70
The Company accrues for its self-insurance arrangements related to general liability, workers' compensation, auto liability, and health benefit exposures based on actuarial estimates, which are recorded in Other liabilities in the Consolidated Balance Sheets. The value of the liability as of May 31, 2025, and June 1, 2024, was $13.1 million and $12.0 million, respectively. The actuarial valuations are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as legal actions, medical costs, payment lag times and changes in actual experience could cause these estimates to change.
Research, Development and Other Related Costs
Research, development, pre-production and start-up costs are expensed as incurred. Research and development ("R&D") costs consist of expenditures incurred during the course of planned research and investigation aimed at discovery of new knowledge useful in developing new products or processes. R&D costs also include the enhancement of existing products or production processes and the implementation of such through design, testing of product alternatives or construction of prototypes. R&D costs included in Design and research expense in the accompanying Consolidated Statements of Comprehensive Income were $60.7 million, $62.0 million and $67.6 million, in fiscal 2025, 2024, and 2023, respectively.
Royalty payments made to designers of the Company's products as the products are sold are variable costs based on product sales. These expenses totaled $33.1 million, $30.6 million and $38.1 million in fiscal years 2025, 2024 and 2023 respectively. They are included in Design and research expense in the accompanying Consolidated Statements of Comprehensive Income.
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
The Company's contracts with customers include master agreements and certain other forms of contracts, which do not reach the level of a performance obligation until a purchase order is received from a customer. At the point in time that a purchase order under a contract is received by the Company, the collective group of documents represent an enforceable contract between the Company and the customer. While certain customer contracts may have a duration of greater than a year, all purchase orders are less than a year in duration. As of May 31, 2025, all unfulfilled performance obligations are expected to be fulfilled in the next twelve months.
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
                                             57

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
Leases
The Company accounts for leases in accordance with ASC Topic 842, Leases, (“ASC 842”). For any new or modified lease, the Company, at the inception of the contract, determines whether a contract is or contains a lease. A lease exists when a contract conveys to the customer the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The Company records right-of use ("ROU") assets and lease obligations for its finance and operating leases, which are initially recognized based on the discounted future lease payments over the term of the lease. Upon implementation, the Company elected to not separate lease and non-lease components, for all leases.
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
                                             58

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
The Organisation for Economic Cooperation and Development ("OECD") has issued new regulations in connection with a global minimum tax regime ("Pillar Two") which is part of the OECD’s broader plan to mitigate tax base erosion and profit shifting by large multinational enterprises ("MNE"). The Pillar Two regulations are effective for income tax years commencing after January 1, 2024 and will apply to MNEs with revenues of at least EUR 750 million. Under the provisions, qualifying MNE groups would pay a 15 percent minimum tax in each of the jurisdictions in which they operate. The Pillar Two guidance includes transitional Country-by-Country Reporting safe harbor rules which intends to mitigate the complexity and compliance for MNEs to avoid both completing a full global anti-base erosion model and paying a top-up tax for jurisdictions where they are eligible for one of three safe harbor tests: (1) de minimis; (2) simplified effective tax rate; and (3) routine profits. Based on the safe harbor calculations using both the simplified effective tax rate and de minimis rules, management does not currently expect Pillar Two regulations to have a material impact on the Company’s financial results in fiscal year 2026 and beyond.
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
                                             59

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
See Note 11 of the Consolidated Financial Statements for further information regarding derivatives.
Recently Adopted Accounting Standards
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued this ASU to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The Company adopted ASU 2023-07 for the fiscal year ended May 31, 2025. We adopted this guidance on a retrospective basis, which modified our annual disclosures in fiscal 2025 but did not have a material effect on the Company's financial position, results of operations, or cash flows. Refer to Note 13 Operating Segments in the accompanying notes to the consolidated statements for further detail.
Recently Issued Accounting Standards Not Yet Adopted
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
•Single Performance Obligations - these contracts are transacted with customers and include only the product performance obligation. Most commonly, these contracts represent master agreements with independent third party dealers in which a purchase order represents the customer contract, point of sale transactions through the Global Retail segment, as well as customer purchase orders within the North America Contract and International Contract segments. For contracts that
                                             60

include a single performance obligation, the Company records revenue at the point in time when control has transferred to the customer.
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
Revenue disaggregated by contract type has been provided in the table below:

	Year Ended
(In millions)	May 31, 2025	June 1, 2024
Net sales:
Single performance obligation
Product revenue	$3,377.3	$3,362.6
Multiple performance obligations
Product revenue	277.9	251.9
Service revenue	4.3	3.6
Other	10.4	10.3
Total	$3,669.9	$3,628.4
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
                                             61

Revenue disaggregated by product type and segment has been provided in the table below:

	Year Ended
(In millions)	May 31, 2025	June 1, 2024
North America Contract:
Workplace	$1,181.7	$1,151.9
Performance Seating	378.4	362.0
Lifestyle	218.5	218.3
Other(1)	186.6	190.1
Total North America Contract	$1,965.2	$1,922.3

International Contract:
Workplace	$171.6	$170.6
Performance Seating	295.2	281.7
Lifestyle	164.8	168.0
Other(1)	28.4	25.3
Total International Contract	$660.0	$645.6

Global Retail:
Workplace	$9.5	$13.7
Performance Seating	203.3	191.3
Lifestyle	830.4	854.1
Other(1)	1.5	1.4
Total Global Retail	$1,044.7	$1,060.5

Total	$3,669.9	$3,628.4
(1) "Other" primarily consists of uncategorized product sales and service sales.
Refer to Note 13 of the Consolidated Financial Statements for further information related to our segments.
Sales by geographic area are based on the location of the customer. The following is a summary of geographic information for the years indicated. Individual foreign country information is not provided as none of the individual foreign countries in which the Company operates are considered material for separate disclosure based on quantitative and qualitative considerations.

	Year Ended
(In millions)	May 31, 2025	June 1, 2024	June 3, 2023
Net sales:
United States	$2,608.4	$2,570.0	$2,918.0
International	1,061.5	1,058.4	1,169.1
Total	$3,669.9	$3,628.4	$4,087.1

                                             62

The Company approximates that no single dealer accounted for more than 3% of the Company's net sales in the fiscal year ended May 31, 2025. The Company estimates that the largest single end-user customer accounted for $197.4 million, $180.3 million and $174.9 million of the Company's net sales in fiscal 2025, 2024 and 2023, respectively. This represents approximately 5% of the Company's net sales in fiscal 2025, 5% in 2024, and 4% in 2023. The Company's ten largest customers in the aggregate accounted for approximately 18% of net sales in fiscal 2025, 16% of net sales in fiscal 2024, and 14% of net sales in fiscal 2023.
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
Contract liabilities represent deposits made by customers before the satisfaction of performance obligation and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized. These customer deposits are included within Customer deposits in the Consolidated Balance Sheets. During the twelve months ended May 31, 2025, the Company recognized net sales of $87.9 million related to customer deposits that were included in the balance sheet as of June 1, 2024. During the twelve months ended June 1, 2024, the Company recognized net sales of $82.2 million related to customer deposits that were included in the balance sheet as of June 3, 2023.
3. Inventories

(In millions)	May 31, 2025	June 1, 2024
Finished goods and work in process	$329.5	$314.3
Raw materials	118.0	114.3
Total	$447.5	$428.6
Inventories are primarily valued using the first-in first-out method.
4. Investments in Nonconsolidated Affiliates
The Company has an investment in an entity that is accounted for using the equity method (“nonconsolidated affiliate”). The investment is included in Other noncurrent assets in the Consolidated Balance Sheets and the equity earnings are included in Equity earnings (loss) from nonconsolidated affiliate, net of tax in the Consolidated Statements of Comprehensive Income. Refer to the tables below for the investment balance that is included in the Consolidated Balance Sheets and for the equity earnings that are included in the Consolidated Statements of Comprehensive Income.

(In millions)	May 31, 2025	June 1, 2024
Investments in nonconsolidated affiliate	$2.5	$2.2

(In millions)	May 31, 2025	June 1, 2024	June 3, 2023
Equity earnings (loss) from nonconsolidated affiliate, net of tax	$0.3	$(0.4)	$(0.8)
The Company had an ownership interest in one nonconsolidated affiliate at May 31, 2025. Refer to the Company's ownership percentages shown below:

Ownership Interest	May 31, 2025	June 1, 2024
Kvadrat Maharam Pty Limited	50.0%	50.0%
Kvadrat Maharam
                                             63

The Kvadrat Maharam Pty Limited nonconsolidated affiliate is a distribution entity engaged in selling decorative upholstery, drapery and wall covering products.
Maars
On August 31, 2018, the Company acquired 48.2% of the outstanding equity of Global Holdings Netherlands B.V., which owns 100% of Maars Holding B.V. ("Maars”), a Harderwijk, Netherlands-based worldwide leader in the design and manufacturing of interior wall solutions. The Company acquired its 48.2% ownership interest in Maars for approximately $6.1 million in cash. The entity was accounted for using the equity method of accounting as the Company had significant influence, but not control, over the entity.
On October 30, 2023, the Company sold its 48.2% investment in Global Holdings Netherlands B.V. for total purchase consideration of $5.9 million. As part of this transaction, we received cash proceeds of $3.5 million at closing, a $1.4 million receivable under a vendor loan, and $0.9 million of cash held in an escrow account to secure the representations and warranties made to the purchaser. As a result of the sale, a loss of $0.4 million was recorded in Equity (loss) earnings from nonconsolidated affiliates, net of tax during the twelve months ended June 1, 2024.
Transactions with Nonconsolidated Affiliates
Sales to and purchases from nonconsolidated affiliates were as follows for the periods presented below:

(In millions)	May 31, 2025	June 1, 2024	June 3, 2023
Sales to nonconsolidated affiliates	$2.1	$2.1	$2.8
Purchases from nonconsolidated affiliates	$0.3	$—	$—
Balances due to or due from nonconsolidated affiliates were as follows for the periods presented below:

(In millions)	May 31, 2025	June 1, 2024
Receivables from nonconsolidated affiliates	$0.3	$0.3
Payables to nonconsolidated affiliates	$—	$—
5. Short-Term Borrowings and Long-Term Debt
Long-term debt consisted of the following obligations:

(In millions)	May 31, 2025	June 1, 2024
Syndicated revolving line of credit, due April 2030	$330.8	$390.0
Term Loan A, 6.0768%, due April 2030	400.0	345.0
Term Loan B, 6.4413%, due July 2028	603.1	609.4
Supplier financing program	2.0	2.0
Finance lease liability	1.1	1.4
Total debt	$1,337.0	$1,347.8
Less: Unamortized discount and issuance costs	(10.4)	(12.6)
Less: Current debt	(16.0)	(43.5)
Long-term debt	$1,310.6	$1,291.7
In connection with the acquisition of Knoll, in July 2021, the Company entered into a credit agreement that provided for a syndicated revolving line of credit (the "Revolver") and two term loans. The Revolver provides the Company with up to $725.0 million in revolving variable interest borrowing capacity that matures in July 2026, replacing the previous $500.0 million syndicated revolving line of credit. The term loans consist of a five-year senior secured "Term Loan A" facility with an aggregate principal amount of $400.0 million and a seven-year senior secured "Term Loan B" facility with an aggregate principal amount of $625.0 million, the proceeds of which were used to finance a portion of the cash consideration for the acquisition of Knoll, for the repayment of certain debt of Knoll, and to pay fees, costs, and expenses related thereto.
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
                                             64

direct and indirect wholly-owned domestic subsidiaries have also guaranteed the obligations of the Company and the foreign borrowers under the revolving line of credit and term loans and pledged substantially all of their tangible and intangible assets as security for their obligations under such guarantee.
In April 2025, the Company entered into an amendment to the Credit Agreement. Amended terms for the Revolver and Term Loan A include extending the maturity to April 2030, a new amortization schedule of required quarterly principal payments for Term Loan A, and a higher maximum first lien secured net leverage ratio with no step downs. The Company also increased liquidity by raising the amount borrowed on Term Loan A to $400.0 million and applying excess cash to reduce the outstanding Revolver balance. The Revolver continues to be a $725.0 million facility. In connection with the execution of the amendment, the accounting treatment of Term Loan A and the Revolver was assessed on a lender-by-lender basis in accordance with ASC 470-50. Based on the specific facts and circumstances applicable to each lender in the syndicate, the amendment was accounted for as a modification, extinguishment, or new loan, as appropriate.

The Company made principal payments on Term Loans A and B during the year ended May 31, 2025, in the amount of $35.0 million and $6.3 million, respectively, and during the year ended June 1, 2024, in the amount of $25.0 million and $6.3 million, respectively.
Available borrowings under the syndicated revolving line of credit were as follows for the periods indicated:

(In millions)	May 31, 2025	June 1, 2024
Syndicated revolving line of credit borrowing capacity	$725.0	$725.0
Less: Borrowings under the syndicated revolving line of credit	330.8	390.0
Less: Outstanding letters of credit	12.0	12.7
Available borrowings under the syndicated revolving line of credit	$382.2	$322.3
The senior secured revolving credit facility restricts, without prior consent, the Company's borrowings, capital leases, investments, liens, mergers, consolidations, restricted payments, and the sale of certain assets. In addition, for the Revolver and Term Loan A, the Company agreed to a maximum first lien secured net leverage ratio covenant which is measured by the ratio of first lien debt (less unrestricted cash) to trailing four quarter adjusted consolidated EBITDA (as defined in the credit agreement) and is required to be less than 4.00:1 for each trailing four quarter period except that the Company may elect, under certain conditions, a step-up in the covenant level of 0.50-1.00 for the four subsequent trailing four quarter periods immediately following a permitted acquisition. Adjusted EBITDA is generally defined in the credit agreement as EBITDA adjusted by certain items which include non-cash share-based compensation, non-recurring restructuring costs and extraordinary items. At May 31, 2025 the Company was in compliance with these restrictions and performance ratios.
Annual maturities of debt for the five fiscal years subsequent to May 31, 2025 are as shown in the table below.

(In millions)
2026	$16.0
2027	24.1
2028	26.6
2029	612.0
2030	658.3
Thereafter	—
Total	$1,337.0
Supplier Financing Program
The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations from the Company. Under this program, participating suppliers may finance payment obligations of the Company, prior to their scheduled due dates, at a discounted price to the third-party financial institution.
The Company has lengthened the payment terms for certain suppliers that have chosen to participate in the program. As a result, certain amounts due to suppliers have payment terms that are longer than standard industry practice and as such, these amounts have been excluded from "Accounts payable" in the Consolidated Balance Sheets as the amounts have been accounted for by the Company as a current debt, within "Short-term borrowings and current portion of long-term debt". The liability related to the supplier financing program was $2.0 million as of May 31, 2025 and June 1, 2024.
                                             65

6. Leases
The Company has leases for retail stores, showrooms, manufacturing facilities, warehouses and vehicles, which expire at various dates through 2042. Certain lease agreements include contingent rental payments based on per unit usage over a contractual amount and others include rental payments adjusted periodically for inflationary indexes.
The Company's lease costs recognized in the Consolidated Statements of Comprehensive Income consist of the following:

	Year Ended	Year Ended
(In millions)	May 31, 2025	June 1, 2024
Operating lease costs	$90.7	$94.1
Short-term lease costs	5.2	7.1
Variable lease costs	16.7	15.9
Total	$112.6	$117.1
The Company has financing lease agreements that expire in fiscal 2026 to fiscal 2030. The leases have initial lease terms that range from 3 to 6 years with some containing renewal options.
The undiscounted annual future minimum lease payments related to the Company's right-of-use assets are summarized by fiscal year in the following table:

(In millions)
2026	$88.0
2027	95.4
2028	88.0
2029	78.6
2030	67.8
Thereafter	179.7
Total lease payments*	$597.5
Less interest	112.1
Present value of lease liabilities	$485.4
*Lease payments exclude $49.1 million of legally binding minimum lease payments for leases signed but not yet commenced.
Supplemental cash flow and other lease information as of and for periods indicated, includes (dollars in millions):

	Year Ended	Year Ended
	May 31, 2025	June 1, 2024
Weighted-average remaining lease term (in years)
Operating leases	6.6	6.6
Finance Leases	3.8	4.6
Weighted-average discount rate
Operating leases	3.6%	2.7%
Finance Leases	3.3%	3.2%

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$148.5	$99.4
Operating cash flows from finance leases	0.1	0.1
Financing cash flows from finance leases	0.3	0.3
ROU assets obtained in exchange for new operating lease liabilities
Operating leases	$124.3	$48.1
Finance leases	—	1.0
                                             66

7. Employee Benefit Plans
Pension Plan
One of the Company's wholly owned foreign subsidiaries has a defined-benefit pension plan based upon an average final pay benefit calculation. The measurement date for this plan is the last day of the fiscal year and the plan is frozen to new participants.
Prior to the end of the second quarter of fiscal 2025, the Knoll subsidiary had one domestic defined-benefit pension plan covering eligible U.S. nonunion employees. The measurement date for this plan had been the last day of the fiscal year and the plan was frozen to new participants. In the second quarter of fiscal 2025, the Company completed the termination of the defined-benefit pension plan held by the Knoll subsidiary, which was fully funded as of November 30, 2024. During the second quarter of fiscal 2025, the Company settled its obligations under the plan by providing lump-sum payments of $39.9 million to eligible participants who elected to receive them and entering into an annuity purchase contract for the remaining liability of $84.7 million. The Company recognized a pension plan termination gain of $1.5 million during the twelve months ended May 31, 2025, which represents the acceleration of unamortized net actuarial losses previously included within accumulated other comprehensive income. The gain was recorded in Other (income) expense, net within our Condensed Consolidated Statements of Comprehensive Income.

Benefit Obligations and Funded Status
The following table presents, for the fiscal years noted, a summary of the changes in the projected benefit obligation, plan assets and funded status of the Company's pension plans:
                                             67

(In millions)	2025		2024
	Domestic	International	Domestic	International
Change in benefit obligation:
Benefit obligation at beginning of year	$125.9	$81.2	$123.8	$76.0
Interest cost	2.7	4.3	6.1	4.1
Plan settlements	(123.5)	—	—	—
Foreign exchange impact	—	4.5	—	1.8
Actuarial loss (gain) (1)	(1.3)	(8.1)	4.4	2.6
Benefits paid	(3.8)	(4.0)	(8.4)	(3.3)
Benefit obligation at end of year	$—	$77.9	$125.9	$81.2

Change in plan assets:
Fair value of plan assets at beginning of year	$123.1	$89.3	$126.3	$84.4
Actual return on plan assets	6.0	(3.2)	5.7	4.5
Foreign exchange impact	—	4.9	—	2.0
Employer contributions	—	0.3	0.1	1.7
Asset reversion	(0.6)	—	—	—
Plan settlements	(123.5)	—	—	—
Actual expenses paid	(1.2)	—	(0.6)	—
Benefits paid	(3.8)	(4.0)	(8.4)	(3.3)
Fair value of plan assets at end of year	$—	$87.3	$123.1	$89.3

Funded status:
Over (under) funded status at end of year	$—	$9.4	$(2.8)	$8.1

Components of the amounts recognized in the Consolidated Balance Sheets:
Current assets	$—	$—	$—	$—
Non-current assets	$—	$9.4	$—	$8.1
Current liabilities	$—	$—	$—	$—
Non-current liabilities	$—	$—	$2.8	$—

Components of the amounts recognized in Accumulated other comprehensive loss before the effect of income taxes:
Prior service cost	$—	$0.3	$—	$0.4
Unrecognized net actuarial loss (gain)	—	31.1	3.5	29.2
Accumulated other comprehensive loss (gain)	$—	$31.4	$3.5	$29.6
(1) In fiscal 2025 and 2024, the net actuarial loss (gain) includes amounts resulting from changes in actuarial assumptions utilized to calculate our benefit plan obligations such as the weighted-average discount rate.
The accumulated benefit obligation for the Company's pension plans totaled $75.3 million and $203.8 million as of the end of fiscal 2025 and fiscal 2024, respectively.
The following table is a summary of the annual cost (income) related to the Company's pension plans:

Components of Net Periodic Benefit Costs and Other Changes Recognized in Other Comprehensive Income (Loss):
(In millions)	2025		2024		2023
	Domestic	International	Domestic	International	Domestic	International
Service cost	$0.9	$—	$—	$—	$—	$—
Interest cost	2.7	4.3	6.1	4.1	6.1	3.1
Expected return on plan assets	(2.0)	(5.7)	(9.1)	(5.0)	(8.3)	(4.7)
Pension plan termination gain	(1.5)	—	—	—	—	—
Expected administrative expenses	—	—	0.7	—	0.6	—
Settlement related expenses	—	—	—	—	(0.6)	—
Amortization of prior service cost	—	0.1	—	0.1	—	0.1
Amortization of net (gain) loss	—	0.6	(0.1)	—	(0.1)	2.2
Net periodic benefit (income) cost	$0.1	$(0.7)	$(2.4)	$(0.8)	$(2.3)	$0.7
                                             68

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
(In millions)	2025		2024
	Domestic	International	Domestic	International
Net actuarial loss (gain)	$(4.1)	$0.9	$7.8	$3.1
Net amortization	—	(0.7)	0.1	(0.1)
Pension plan termination gain	1.5	—	—	—
Effect of exchange rates	—	—	—	0.7
Total recognized in other comprehensive loss	$(2.6)	$0.2	$7.9	$3.7
Actuarial Assumptions
The weighted-average actuarial assumptions used to determine the benefit obligation amounts and the net periodic benefit cost for the Company's pension plans are as follows:

Weighted-average assumptions used in the determination of net periodic benefit cost:
(Percentages)	2025		2024		2023
	Domestic	International	Domestic	International	Domestic	International
Discount rate(1)	5.10	5.18	5.17	5.34	varies	3.33
Compensation increase rate	N/A	3.15	N/A	3.00	N/A	4.45
Expected return on plan assets	4.46	5.40	6.80	4.80	6.80	4.80
(1) Due to settlement activity during FYE 2023 in the domestic plan, there were two remeasurements as of 3/4/2023 and 6/3/2023. The discount rate for beginning of period in fiscal 2023 is 4.40% and 5.18%, respectively.

Weighted-average assumptions used in the determination of the projected benefit obligations:
Discount rate	N/A	5.82	5.10	5.18	5.17	5.34
Compensation increase rate	N/A	2.80	N/A	3.15	N/A	3.00
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
Plan Assets and Investment Strategies
The assets of the Company's employee benefit plan consist mainly of listed fixed income obligations and common/collective trusts. The Company's primary objective for invested pension plan assets is to provide for sufficient long-term growth and liquidity to satisfy all of its benefit obligations over time. Accordingly, the Company has developed an investment strategy that it believes maximizes the probability of meeting this overall objective. This strategy includes the development of a target investment allocation by asset category in order to provide guidelines for making investment decisions. This target allocation emphasizes the long-term characteristics of individual asset classes as well as the diversification among multiple asset classes. In developing its strategy, the Company considered the need to balance the varying risks associated with each asset class with the long-term nature of its benefit obligations.The Company's strategy is to increase the level of fixed income investments as the funding status improves, thereby more closely matching the return on assets with the liabilities of the plan.
The Company utilizes independent investment managers to assist with investment decisions within the overall guidelines of the investment strategy. The target asset allocation at the end of fiscal 2025 and asset categories for the Company's pension plans for fiscal 2025 and 2024 are as follows:
                                             69

	Targeted Asset Allocation Percentage
Asset Category	2025		2024
	Domestic	International	Domestic	International
Fixed income	—%	74%	61%	76%
Cash	—%	1%	39%	1%
Common collective trusts	—%	25%	—%	23%
Total	—%	100%	100%	100%

	Percentage of Plan Assets at Year End
	2025		2024
	Domestic	International	Domestic	International
Fixed income	—%	63%	61%	69%
Cash	—%	12%	39%	9%
Common collective trusts	—%	25%	—%	22%
Total	—%	100%	100%	100%

		May 31, 2025
(In millions)		Domestic
Asset Category		Level 1	Level 2	Total
Cash and cash equivalents		$—	$—	$—
U.S. government securities		—	—	—
Corporate bonds		—	—	—
Common collective trusts-balanced		—	—	—
Total		$—	$—	$—

		May 31, 2025
(In millions)		International
Asset Category		Level 1	Level 2	Total
Cash and cash equivalents		$10.3	$—	$10.3
Foreign government obligations		—	54.8	54.8
Common collective trusts-balanced		—	22.2	22.2
Total		$10.3	$77.0	$87.3

		June 1, 2024
(In millions)		Domestic
Asset Category		Level 1	Level 2	Total
Cash and cash equivalents		$47.5	$—	$47.5
U.S. government securities		—	10.0	10.0
Corporate bonds		—	65.6	65.6
Common collective trusts-balanced		—	—	—
Total		$47.5	$75.6	$123.1

		June 1, 2024
(In millions)		International
Asset Category		Level 1	Level 2	Total
Cash and cash equivalents		$8.3	$—	$8.3
Foreign government obligations		—	61.4	61.4
Common collective trusts-balanced		—	19.6	19.6
Total		$8.3	$81.0	$89.3
Cash Flows
The Company reviews pension funding requirements to determine the contribution to be made in the next year. Actual contributions will be dependent upon investment returns, changes in pension obligations and other economic and regulatory factors. During fiscal 2025 and fiscal 2024, the Company made total cash contributions of $0.3 million and $1.8 million, respectively, to its pension plans.
                                             70

The Company expects to contribute approximately $0.9 million to its pension plan in fiscal 2026. The following represents a summary of the benefits expected to be paid by the plan in future fiscal years. These expected benefits were estimated based on the same actuarial valuation assumptions used to determine benefit obligations at May 31, 2025.

(In millions)	Pension Benefits
2026	$3.3
2027	$5.5
2028	$4.2
2029	$4.8
2030	$5.3
2030 - 2034	$27.7
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
The expense recorded for the Company's 401(k) matching and other discretionary contributions was $23.1 million, $22.0 million and $32.4 million in fiscal years 2025, 2024 and 2023, respectively.
8. Common Stock and Per Share Information
The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three fiscal years:

(In millions, except shares)	2025	2024	2023
Numerator:
Numerator for both basic and diluted EPS, Net (loss) earnings attributable to MillerKnoll, Inc.	$(36.9)	$82.3	$42.1
Denominator:
Denominator for basic EPS, weighted-average common shares outstanding	68,977,267	73,291,939	75,478,000
Potentially dilutive shares resulting from stock plans	—	662,817	546,368
Denominator for diluted EPS	68,977,267	73,954,756	76,024,368
Equity awards of 2,773,092 shares, 2,198,708 shares and 2,119,223 shares of common stock were excluded from the denominator for the computation of diluted earnings per share for the fiscal years ended May 31, 2025, June 1, 2024, and June 3, 2023, respectively, because they were anti-dilutive.
Common Stock
On January 16, 2019, the Company announced a share repurchase plan authorized by the Board of Directors providing for a share repurchase authorization of $250.0 million with no specified expiration date. On July 16, 2024, the Company announced that the Board of Directors approved an increase to this repurchase plan to authorize an additional $200.0 million to fund share repurchases. The approximate dollar value of shares available for purchase under the plan was $181.4 million as of May 31, 2025. During fiscal year 2025, 2024, and 2023, shares repurchased under the repurchase plan totaled 3,291,176, 6,022,646, and 575,207 shares respectively.

9. Stock-Based Compensation
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

                                             71

Since the inception of the employee stock purchase plan, 5,500,000 shares of common stock have been authorized for issuance and 1,451,373 shares remain available for future purchases as of May 31, 2025. At May 31, 2025, there were 16,464,945 shares authorized for issuance under active long-term incentive compensation plans: 7,182,670 and 9,282,275 shares authorized under the MillerKnoll, Inc. 2020 Long Term Incentive Plan and the MillerKnoll, Inc. 2023 Long-Term Incentive Plan (jointly referred to as the "LTIP"), respectively. There were 4,875,202 shares available for issuance under the LTIP as of May 31, 2025.

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

(In millions)	May 31, 2025	June 1, 2024	June 3, 2023
Employee stock purchase program	$0.5	$0.5	$0.5
Stock options	3.5	7.7	5.7
Restricted stock units	22.6	8.7	9.4
Performance share units	5.2	3.4	3.5
Restricted stock awards	—	0.3	1.1
Total	$31.8	$20.6	$20.2
Tax benefit	$7.7	$5.0	$4.9
As of May 31, 2025, total pre-tax stock-based compensation cost not yet recognized related to non-vested awards was approximately $15.3 million. The weighted-average period over which this amount is expected to be recognized is 0.9 years.
General terms, activity, and valuation methodology for each of the Company's stock-based compensation plans are as follows:
Employee Stock Purchase Program
The Company has an employee stock purchase plan (“ESPP”) which allows for eligible employees to participate in the purchase of shares of the Company’s common stock at a price equal to 85% of the closing price on the date of purchase, which coincides with the last trading day of each fiscal quarter. The ESPP is considered a liability award with estimated expense recognized over the three-month offering period which is subsequently adjusted to actual expense based on the fair value as of the date of purchase. Shares of common stock purchased under the ESPP were 155,758, 139,211, and 185,551 during the fiscal years ended 2025, 2024 and 2023 respectively.

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
                                             72

In fiscal 2025 there was one stock option valuation date. In fiscal 2024, there were two stock option valuation dates. In fiscal 2023, there was one stock option valuation date, but two valuations. Therefore, the table below has been presented with the assumptions relevant to each valuation date. The Company generally estimated the fair value of stock options on the date of grant using the Black-Scholes model; however, in fiscal 2023 the Hull-White I lattice model was used where historical expected term data for the option conditions was not prevalent. In determining these values, the following weighted-average assumptions were used for the options granted during the fiscal years indicated:

	2025	2024	2023
Valuation Method	Black-Scholes	Black-Scholes	Hull-White I(1)	Black-Scholes
Risk-free interest rates (2)	4.53%	3.76% to 3.94%	2.91%	3.01%
Hull-White I barrier(3)	N/A	N/A	1.36	N/A
Expected term of options (4)	5.3 years	4.9 years	N/A	3.4 years
Expected volatility (5)	50.33%	49.33% to 50.26%	37.09%	51.58%
Dividend yield (6)	3.13%	2.90% to 4.79%	2.52%	2.50%
Weighted-average grant-date fair value of stock options:
Granted with exercise prices equal to the fair market value of the stock on the date of grant	$8.48	$9.61	N/A	$9.43
Granted with exercise prices greater than the fair market value of the stock on the date of grant	N/A	$4.94	$5.74	N/A
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
(5) The blended volatility approach was used. 90% term-matched historical volatility from daily stock prices and 10% weighted average implied volatility from the 30 days preceding the grant date for fiscal 2025 and the 90 days preceding the grant date for fiscal 2024 and 2023.
(6) Represents the quarterly dividend divided by the three-month average stock price as of January 13, 2025, July 14, 2023, January 12, 2024 and July 7 and 12, 2022, for 2025, 2024, and 2023, respectively.

The following is a summary of stock option activity during fiscal 2025:

	Shares Under Option	Weighted-Average Exercise Prices	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Term (Years)
Outstanding at June 1, 2024	4,409,392	$24.06	$23.0	7.8
Granted	9,905	21.90
Exercised	(95,901)	20.61
Forfeited or expired	(66,467)	20.00
Outstanding at May 31, 2025	4,256,929	24.19	—	6.5
Exercisable at end of period	2,644,945	$25.92	$—	5.6
The weighted-average remaining recognition period of the outstanding stock options at May 31, 2025, was 0.98 years. The total pre-tax intrinsic value of options exercised during fiscal 2025, 2024, and 2023 was $0.7 million, $0.4 million, and $0.4 million, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value. Based on the Company's closing stock price as of the end of the period presented, the options were not in-the-money as of that date. Total cash received during fiscal 2025 from the exercise of stock options was approximately $2.0 million.
Restricted Stock Units
The Company grants time-based restricted stock units to certain key employees under its LTIP. As of the end of fiscal 2025, awards outstanding generally cliff-vest or vest ratably over a three-year service period. Prorated vesting occurs under certain circumstances and full or partial accelerated vesting occurs upon retirement. Awards granted in fiscal 2025 had a graded vesting schedule of 33%, 33%, and 33% after the first, second, and third year, respectively. Each restricted stock unit represents one equivalent share of the Company's common stock to be issued, free of restrictions, after the vesting period. Compensation expense is based on the grant-date fair value and recognized on a straight-line basis over the requisite service period. Dividend
                                             73

reinvestment units are credited on the dividend payable date and vest with the underlying shares. The units do not entitle participants to the rights of holders of common stock, such as voting rights, until shares are issued after vesting.
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
The following is a summary of restricted stock unit activity during fiscal 2025:

	Share Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Term (Years)
Outstanding at June 1, 2024	930,647	$21.92	$25.9	1.2
Granted	1,054,335	28.24
Forfeited	(75,878)	22.60
Released	(337,906)	26.02
Outstanding at May 31, 2025	1,571,198	$25.22	$26.7	0.7
The weighted-average remaining recognition period of the outstanding restricted stock units at May 31, 2025, was 0.85 years. The total market value of the units that vested during the twelve months ended May 31, 2025, was $10.0 million. The weighted-average grant-date fair value of restricted stock units granted during 2025, 2024, and 2023 was $28.24, $17.30, and $27.76, respectively.
Performance Stock Units
The Company grants performance-based restricted stock units, commonly referred to as performance stock units, to certain key employees under its LTIP that vest subject to the satisfaction of pre-established financial and non-financial metrics. Each performance stock unit represents one equivalent share of the Company's common stock. The number of shares of Company common stock ultimately issued in connection with these performance stock units will be determined based on attainment of the pre-established metrics over a defined three-year service period. For members of the executive leadership team, this calculation is adjusted by a relative total shareholder return modifier on their performance-based equity awards granted in fiscal year 2023. For fiscal 2024 and fiscal 2025, this calculation is adjusted by a relative total shareholder return modifier on all performance-based awards granted. Compensation expense is recognized over the requisite service period on a straight-line basis and based on the grant-date fair value. For certain awards incorporating a market condition, grant-date fair value is determined using a Monte Carlo simulation. For each tranche, fair value is determined on the date performance metrics are approved. Performance stock units awarded under the LTIP do not have dividend rights.

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

The following is a summary of performance stock unit activity during fiscal 2025:
                                             74

	Share Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Term (Years)
Outstanding at June 1, 2024	442,353	$23.91	$12.2	1.0
Granted	355,205	28.04
Forfeited	(89,709)	25.16
Released	(79,937)	30.34
Outstanding at May 31, 2025	627,912	$25.29	$10.6	0.9
The weighted-average remaining recognition period of the outstanding performance stock units at May 31, 2025, was 0.37 years. The total market value for shares vested in a prior fiscal year but deferred that were released during the twelve months ended May 31, 2025, was $15.2 thousand; the fair value for shares vested during the twelve months ended May 31, 2025, was $2.4 million. The weighted-average grant-date fair value of performance stock units granted during fiscal 2025, 2024, and 2023 was $28.04, $18.39, and $27.30, respectively.

Restricted Stock Awards
In conjunction with the acquisition of Knoll, Inc. on July 19, 2021, outstanding restricted stock awards previously granted under a Knoll stock compensation plan were automatically converted into MillerKnoll awards at the identified equity award exchange ratio with each converted unit then representing one equivalent share of the Company's common stock to be issued, free of restrictions, after the vesting period. The awards generally cliff-vest after a three-year service period from the original date of grant. The restricted stock awards do not entitle the employee to rights of holders of common stock, such as voting rights, until restrictions are released after vesting. The Company recognizes the related compensation expense on a straight-line basis over the requisite service period. Restricted stock awards granted under Knoll's stock compensation plans are entitled to dividend rights, and dividend equivalents are accrued on the dividend record date. Upon vesting of the underlying shares, accrued dividend equivalents are paid in cash. As of the end of fiscal 2024, the restricted stock awards previously granted under the Knoll stock compensation plan and converted into MillerKnoll awards were fully vested and released. There were no restricted stock awards granted in fiscal 2025, 2024, or 2023.

Executive Deferred Compensation Plan
The MillerKnoll, Inc. Executive Equalization Retirement Plan, as amended (the "Executive Equalization Plan"), is a supplemental deferred compensation plan that was made available for salary deferrals and Company contributions beginning in January 2008. The plan is available to a select group of management or highly compensated employees who are selected for participation by the Compensation Committee of the Board of Directors. The plan allows participants to defer up to 50% of their base salary and up to 100% of their incentive cash bonus. Company contributions to the plan “mirror” the amounts the Company would have contributed to the various qualified retirement plans had the employee's compensation not been above the IRS statutory ceiling ($350,000 in 2025). The Company does not guarantee a rate of return for amounts deferred pursuant to this plan. Instead, participants make investment elections for their deferrals and Company contributions which are subject to market conditions.
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
                                             75

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
In the deferred cash account, investment options are the same as those available under the MillerKnoll Retirement Plan, except the Company stock fund is excluded from the deferred cash account. At the time(s) specified by the director for receipt of this deferred compensation, these deferred amounts will be paid to the director in cash.
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

During fiscal year 2025, 22,532 DSUs were credited and 508 DSUs were released to directors pursuant to the Director Plan. The total fair value of deferred stock units issued during fiscal year 2025 was $0.5 million. At May 31, 2025, there were 74,771 deferred stock units outstanding, all of which are vested, with an aggregate intrinsic value of $1.3 million. The weighted-average grant date fair value of deferred stock units granted during 2025, 2024, and 2023 was $22.79 , $25.47, and $22.73 per share, respectively.
All amounts deferred by directors pursuant to the Director Plan are fully vested and nonforfeitable.
The following amounts and types of Company equity were issued to non-employee directors during the fiscal years indicated:

	2025	2024	2023
Shares of common stock	48,387	31,379	27,785
Deferred stock units pursuant to the Director Plan	22,532	16,490	25,230
Stock options	9,905	8,377	—

10. Income Taxes
The components of (loss) earnings before income taxes are as follows:

(In millions)	2025	2024	2023
Domestic	$(132.8)	$(24.8)	$(90.3)
Foreign	110.9	124.5	141.7
Total	$(21.9)	$99.7	$51.4
                                             76

The provision (benefit) for income taxes consists of the following:

(In millions)		2025	2024	2023
Current:	Domestic - Federal	$15.8	$10.8	$4.2
	Domestic - State	5.9	7.4	2.2
	Foreign	34.7	34.6	42.3
		56.4	52.8	48.7
Deferred:	Domestic - Federal	(28.4)	(22.2)	(32.5)
	Domestic - State	(6.1)	(6.5)	(4.4)
	Foreign	(10.3)	(9.4)	(7.3)
		(44.8)	(38.1)	(44.2)
Total income tax provision		$11.6	$14.7	$4.5
During fiscal 2025, the Company incurred net operation losses of $8.7 million in various foreign jurisdictions, the majority of which were in the United Kingdom and Mexico, resulting in a deferred tax asset of $2.3 million related to the current-year build of foreign NOL carryforwards. This amount is included in the deferred tax benefit above. The Company expects to utilize these carryforwards in future periods based on projected taxable income and has not recorded a valuation allowance against this asset. In addition, the current federal income tax expense above includes a benefit of approximately $2.2 million related to the utilization of net operating loss carryforwards.
The following table represents a reconciliation of income taxes at the United States statutory rate of 21% with the effective tax rate as follows:

(In millions)	2025	2024	2023
Income taxes computed at the United States Statutory rate	$(4.6)	$20.9	$10.8
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal income tax benefit	—	0.4	(1.0)
Non-deductible goodwill impairment	19.5	—	—
Non-deductible officers' compensation	2.8	1.1	0.9
Foreign-derived intangible income	(3.1)	(2.4)	(1.7)
Foreign-based company income	5.1	3.8	5.1
Global intangible low-taxed income	8.3	8.1	9.4
Foreign statutory rate differences	2.5	3.1	2.3
Research and development incentives	(6.0)	(7.1)	(4.0)
Foreign offshore income claim	(1.5)	(1.0)	(0.7)
Federal return to provision adjustments	(1.6)	(1.8)	(4.1)
Foreign return to provision adjustments	(0.1)	(2.5)	1.1
Foreign tax credit	(12.9)	(12.1)	(15.6)
Foreign withholding taxes and other miscellaneous foreign taxes	2.9	1.1	1.2
Change in valuation allowance against deferred tax assets	1.1	2.5	1.3
Other, net	(0.8)	0.6	(0.5)
Income tax expense	$11.6	$14.7	$4.5
Effective tax rate	(53.1)%	14.8%	8.8%
                                             77

The tax effects and types of temporary differences that give rise to significant components of the deferred tax assets and liabilities at May 31, 2025, and June 1, 2024, are as follows:

(In millions)	2025	2024
Deferred tax assets:
Compensation-related accruals	$19.2	$16.5
Capitalized research and experimental costs	40.5	32.4
Accrued pension and post-retirement benefit obligations	0.3	1.3
Deferred revenue	8.2	6.1
Inventory related	13.5	13.4
Other reserves and accruals	10.5	9.4
Warranty	16.3	16.8
State and local tax net operating loss carryforwards and credits	4.3	5.7
Federal net operating loss carryforward	0.9	3.0
Federal and state nondeductible interest expense carryforward	26.0	18.7
Foreign tax net operating loss carryforwards and credits	22.5	18.0
Lease liability	107.0	96.6
Other	5.5	6.4
Subtotal	274.7	244.3
Valuation allowance	(16.9)	(15.4)
Total	$257.8	$228.9

Deferred tax liabilities:
Book basis in property in excess of tax basis	$48.5	$55.1
Intangible assets	178.5	189.7
Interest rate swap	6.5	15.2
Right of use lease assets	92.5	85.3
Withholding taxes on planned repatriation of foreign earnings	3.5	3.7
Other	2.6	4.4
Total	$332.1	$353.4
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
At May 31, 2025, the Company had state and local tax NOL carry-forwards of $62.8 million, the state tax benefit of which is $3.6 million, which have expiration periods from 1 year to an unlimited term The Company also had state credits with a state tax benefit of $0.7 million, which expire in 1 to 5 years. For financial statement purposes, the NOL carry-forwards and state tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $1.6 million.
At May 31, 2025, the Company had federal NOL carry-forwards of $4.1 million, the tax benefit of which is $0.9 million, which have expiration periods from 4 years to an unlimited term. For financial statement purposes, the NOL carry-forwards have been recognized as deferred tax assets.
At May 31, 2025, the Company had federal deferred assets of $1.2 million, the tax benefit of which is $0.2 million, which is related to an investment in a foreign joint venture. For financial statement purposes, the assets have been recognized as deferred tax assets, subject to a valuation allowance of $0.2 million.
At May 31, 2025, the Company had foreign net operating loss carry-forwards of $76.8 million, the tax benefit of which is $19.6 million, which have expiration periods from 3 years to an unlimited term. The Company also had foreign tax credits with a tax benefit of $2.8 million which have expiration periods from 5 to 12 years. For financial statement purposes, the NOL carry-forwards and foreign tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $14.2 million.
At May 31, 2025, the Company had foreign deferred assets of $3.6 million, the tax benefit of which is $0.9 million, which is related to various deferred taxes in Canada, Belgium and Ireland as well as buildings in the United Kingdom. For financial statement purposes, the assets have been recognized as deferred tax assets, subject to a valuation allowance of $0.9 million.
                                             78

The Company intends to repatriate $137.3 million in cash held in certain foreign jurisdictions and as such has recorded a deferred tax liability related to foreign withholding taxes on these future dividends received in the U.S. from foreign subsidiaries of $3.5 million. A significant portion of this cash was previously taxed under the U.S. Tax Cut and Jobs Act either as one-time U.S. tax liability on undistributed foreign earnings or GILTI. The Company intends to remain indefinitely reinvested in the remaining undistributed earnings outside the U.S, which was $382.9 million on May 31, 2025. Determination of the total amount of unrecognized deferred income tax on the remaining undistributed earnings of foreign subsidiaries is not practicable.
The components of the Company's unrecognized tax benefits are as follows:

(In millions)
Balance at June 3, 2023	$1.6
Increases related to prior year income tax positions	0.2
Decreases related to lapse of applicable statute of limitations	(0.3)
Balance at June 1, 2024	$1.5
Increases related to current year income tax positions	0.7
Increases related to prior year income tax positions	0.1
Decreases related to lapse of applicable statute of limitations	(0.4)
Decreases related to settlements	(0.3)
Balance at May 31, 2025	$1.6
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
The Company recognizes interest and penalties related to unrecognized tax benefits through Income tax expense in its Consolidated Statements of Comprehensive Income. Interest and penalties and the related liability, which are excluded from the table above, were as follows for the periods indicated:

(In millions)	May 31, 2025	June 1, 2024	June 3, 2023
Interest and penalty (income) expense	$(0.1)	$0.1	$(0.2)
Liability for interest and penalties	$0.6	$0.8	$0.7
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
The Company has received full acceptance from the Internal Revenue Service for the audits of fiscal year 2022 and fiscal year 2023 under the Compliance Assurance Process (CAP). The Company’s fiscal year 2024 federal consolidated return is currently under audit with the Internal Revenue Service as well as Knoll’s federal consolidated returns related to calendar years 2019, 2020, and short period 2021. For the majority of the remaining tax jurisdictions, the Company is no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2019.

On July 4, 2025, the United States enacted H.R. 1 "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14", commonly referred to as the One Big Beautiful Bill Act (OBBBA). H.R. 1 includes changes to U.S. tax law. These changes include provisions allowing accelerated tax deductions for qualified property and research expenditures. We are in the process of evaluating the impact of the Act.
                                             79

11. Fair Value Measurements
The Company's financial instruments consist of cash equivalents, accounts and notes receivable, deferred compensation plan, accounts payable, debt, interest rate swaps, and foreign currency exchange contracts. The Company's financial instruments, other than long-term debt, accounts receivable, and accounts payable, are recorded at fair value.
The carrying value and fair value of the Company's long-term debt, including current maturities, is as follows for the periods indicated:

(In millions)	May 31, 2025	June 1, 2024
Carrying value	$1,337.0	$1,347.8
Fair value	$1,330.7	$1,411.6
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
The following table sets forth financial assets and liabilities measured at fair value through net income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of May 31, 2025, and June 1, 2024:

(In millions)	May 31, 2025		June 1, 2024
Financial Assets	NAV	Quoted Prices With Other Observable Inputs (Level 2)	NAV	Quoted Prices With Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$10.8	$—	$17.5	$—
Other current assets:
Foreign currency forward contracts	—	0.8	—	1.1
Other noncurrent assets:
Deferred compensation plan	—	22.0	—	19.1
Total	$10.8	$22.8	$17.5	$20.2

Financial Liabilities
Other accrued liabilities:
Foreign currency forward contracts	$—	$(0.2)	$—	$(0.4)
Total	$—	$(0.2)	$—	$(0.4)
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
                                             80

The following table sets forth financial assets and liabilities measured at fair value through other comprehensive income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of May 31, 2025 and June 1, 2024.

(In millions)		May 31, 2025	June 1, 2024
Financial Assets	Balance Sheet Location	Quoted Prices with Other Observable Inputs (Level 2)	Quoted Prices with Other Observable Inputs (Level 2)
Interest rate swap agreement	Other noncurrent assets	$28.1	$61.7
Total		$28.1	$61.7

Financial Liabilities
Interest rate swap agreement	Other liabilities	$2.0	$—
Total		$2.0	$—
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
The effects of non-designated derivatives on the consolidated financial statements were as follows for the fiscal years ended 2025 and 2024 (amounts presented exclude any income tax effects):

(In millions)	Balance Sheet Location	May 31, 2025	June 1, 2024
Assets:
Foreign currency forward contracts	Current assets: Other current assets	$0.8	$1.1
Liabilities:
Foreign currency forward contracts	Current liabilities: Other accrued liabilities	$(0.2)	$(0.4)
Total net fair value of foreign currency forward contracts(1)		$0.6	$0.7
(1) The notional amounts of the outstanding forward contracts were $102.2 million and $54.0 million, as of May 31, 2025 and June 1, 2024, respectively.

(In millions)	Statement of Comprehensive Income Location	May 31, 2025	June 1, 2024	June 3, 2023
Loss recognized on foreign currency forward contracts	Other expense (income), net	$6.1	$3.0	$4.8
Interest Rate Swaps
The Company enters into interest rate swap agreements to manage its exposure to interest rate changes and its overall cost of borrowing. The Company's interest rate swap agreements exchange variable rate interest payments for fixed rate payments over the life of the agreement without the exchange of the underlying notional amounts. The notional amount of the interest rate
                                             81

swap agreements is used to measure interest to be paid or received. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense.
In September 2016, the Company entered into an interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $150.0 million with a forward start date of January 3, 2018, and a termination date of January 3, 2028. As a result of the transaction, the Company effectively converted the interest rate on indebtedness anticipated to be borrowed on the Company’s revolving line of credit up to the notional amount from a LIBOR-based floating interest rate plus applicable margin to a 1.949% fixed interest rate plus applicable margin as of the forward start date. The swap agreement was amended in February 2023 for each calculation period beginning on February 3, 2023, and thereafter, to replace the LIBOR-based floating interest rate with a Term SOFR rate, and a 1.910% modified fixed interest rate. In May 2025, the swap agreement was amended to remove the 0.11448% floor and related CSA.
In June 2017, the Company entered into a second interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $75.0 million with a forward start date of January 3, 2018 and a termination date of January 3, 2028. As a result of the transaction, the Company effectively converted the interest rate on indebtedness anticipated to be borrowed on the Company’s revolving line of credit up to the notional amount from a LIBOR-based floating interest rate plus applicable margin to a 2.387% fixed interest rate plus applicable margin as of the forward start date. The swap agreement was amended in February 2023 for each calculation period beginning on February 3, 2023, and thereafter, to replace the LIBOR-based floating interest rate with a Term SOFR rate, and a 2.348% modified fixed interest rate. In May 2025, the swap agreement was amended to remove the 0.11448% floor and related CSA.
In January 2022, the Company entered into a third interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $575.0 million with a forward start date of January 31, 2022, and a maturity date of January 29, 2027. The interest rate swap locked in the Company’s interest rate on the forecasted outstanding borrowings of $575.0 million at 1.689% exclusive of the credit spread on the variable rate debt. As a result of the transaction, under the terms of the agreement the Company effectively will convert one month Term SOFR floating interest rate plus applicable margin to 1.689% fixed interest rate plus applicable margin as of the forward start date. The swap agreement was amended in February 2023 for each calculation period beginning on January 31, 2023, and thereafter, to replace the LIBOR-based floating interest rate with a Term SOFR rate, and a 1.650% modified fixed interest rate. In May 2025, the swap agreement was amended to remove the 0.11448% floor and related CSA.
In February 2023, the Company entered into a fourth interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $150.0 million with a forward start date of March 3, 2023, and a termination date of January 3, 2029. The interest rate swap locked in the Company's interest rate on the forecasted outstanding borrowings of $150.0 million at 3.950% exclusive of the credit spread on the variable rate debt. As a result of the transaction, under the terms of the agreement the Company effectively will convert one month Term SOFR floating interest rate plus applicable margin to 3.950% fixed interest rate plus applicable margin as of the forward start date.
The interest rate swaps were designated cash flow hedges at inception and the facts and circumstances of the hedged relationship remains consistent with the initial quantitative effectiveness assessment in that the hedged instruments remain an effective accounting hedge as of May 31, 2025. Since a designated derivative meets hedge accounting criteria, the fair value of the hedge is recorded in the Consolidated Statements of Stockholders’ Equity as a component of Accumulated other comprehensive loss, net of tax. The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings. The interest rate swap agreements are assessed for hedge effectiveness on a quarterly basis.

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
As of May 31, 2025, the swaps above effectively converted indebtedness up to the notional amounts from a SOFR-based floating interest rate plus applicable margin to an effective fixed interest rate plus applicable margin under the terms of our Credit Agreement. Effective Fixed Interest Rates include the rates amended effective January 31, 2023, or February 3, 2023, for the first three swaps included in the chart above.
                                             82

For fiscal 2025, 2024 and 2023, there were no gains or losses recognized against earnings for hedge ineffectiveness.
The gain/(loss) recorded, net of income taxes, in Other comprehensive loss for the effective portion of designated derivatives was as follows for the periods presented below:

	Fiscal Year
(In millions)	May 31, 2025	June 1, 2024	June 3, 2023
Interest rate swap	$(52.2)	$(27.1)	$4.7
Reclassified from Accumulated other comprehensive loss into earnings within Interest expense for the fiscal year ended 2025, 2024 and 2023 was a gain of $25.4 million, $30.7 million and $14.3 million, respectively. Pre-tax gains expected to be reclassified from Accumulated other comprehensive loss into earnings during the next twelve months are $18.1 million. The amount of gain, net of tax, expected to be reclassified out of Accumulated other comprehensive loss into earnings during the next twelve months is $13.6 million.
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
Changes in the Company's redeemable noncontrolling interest in HAY for the year ended May 31, 2025 are as follows:

(In millions)	May 31, 2025
Beginning Balance	$73.9
Dividend attributable to redeemable noncontrolling interests	(4.7)
Redemption value adjustment	(16.4)
Net income attributable to redeemable noncontrolling interests	3.7
Foreign currency translation adjustments	2.8
Ending Balance	$59.3
Other
For further information on the fair value assessment of intangible assets and impairment charge recorded in the year ended May 31, 2025, refer to "Goodwill and Indefinite-lived Intangible Assets" within Note 1 to the Consolidated Financial Statements.
                                             83

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
Changes in the warranty reserve for the stated periods were as follows:

	Year Ended
(In millions)	May 31, 2025	June 1, 2024	June 3, 2023
Accrual Balance — beginning	$70.4	$73.9	$73.2
Accrual for warranty matters	24.7	21.6	24.6
Settlements and adjustments	(25.4)	(25.1)	(23.9)
Accrual Balance — ending	$69.7	$70.4	$73.9
Guarantees
The Company is periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one year and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies. However, the Company is ultimately liable for claims that may occur against them. As of May 31, 2025, the Company had a maximum financial exposure related to performance bonds of approximately $11.2 million. The Company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The Company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded in respect to these bonds as of either May 31, 2025, or June 1, 2024.
The Company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of May 31, 2025, the Company had a maximum financial exposure from these standby letters of credit totaling approximately $12.0 million, all of which is considered usage against the Company's revolving line of credit. The Company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded as of May 31, 2025, and June 1, 2024.
Contingencies
The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect, if any, on the Company's Consolidated Financial Statements.
As of the end of fiscal 2025, outstanding commitments for future purchase obligations approximated $52.8 million.
                                             84

13. Operating Segments
The Company's operations are managed and evaluated around the organization and alignment of internal operations, the nature of our products, and geographical location. Effective on March 1, 2025, the last day of the third quarter of fiscal year 2025, the Company implemented an organizational change that resulted in a change in reportable segments. The Company has restated historical results to reflect this change. As more fully described in Note 1 of the Condensed Consolidated Financial Statements, under our new reportable segments, there are three reportable segments consisting of North America Contract, International Contract and Global Retail.
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
The International Contract segment includes the operations associated with the design, sourcing, manufacture and sale of furniture products, indirectly or directly through an independent dealership network for office, healthcare, and educational environments in Europe, the Middle East, Africa, Asia-Pacific and Latin America.
The Global Retail segment includes global operations associated with the sale of modern design furnishings and accessories to third party retailers, as well as direct to consumer sales through eCommerce, direct-mail catalogs, and physical retail stores, along with the global operations of the Holly Hunt brand.
The Company also reports a “Corporate” category consisting primarily of unallocated expenses related to general corporate functions, including, but not limited to, certain legal, executive, corporate finance, information technology, administrative and acquisition-related costs. Management regularly reviews corporate costs and believes disclosing such information provides more visibility and transparency regarding how the chief operating decision maker ("CODM") reviews results of the Company.
The Company's CODM is its Chief Executive Officer, who is regularly provided the operating results of our reportable segments and reviews the actual operating results against forecasted figures for the purposes of monitoring and assessing performance, allocating capital, and making strategic and operational decisions.
The CODM uses Adjusted Operating Earnings (Loss) as the key operating metric to measure segment profit or loss, evaluate the performance of the segments, analyze variances of actual performance to forecasts, and make decisions regarding the allocation of resources. Segment Adjusted Operating Earnings (Loss) represents reported Operating Earnings adjusted for restructuring charges, integration charges, amortization of Knoll purchased intangibles, impairment charges, and significant non-recurring or infrequent items that may not be indicative of ongoing operations.
The Company's CODM does not review assets by segment to assess segment performance or allocate resources, nor is such information provided to the CODM. Accordingly, the Company does not present assets by segment.
The accounting policies for each of the operating segments are the same as those of the Company described in Note 1. Additionally, the Company employs a methodology for allocating corporate costs with the underlying objective of this methodology being to allocate corporate costs according to the relative usage of the underlying resources. The majority of the allocations for corporate expenses are based on relative net sales. However, certain corporate costs generally considered the result of isolated business decisions, are not subject to allocation and are evaluated separately from the rest of regular ongoing business operations.

	Year Ended
(In millions)	May 31, 2025	June 1, 2024	June 3, 2023
Net sales:
North America Contract	$1,965.2	$1,922.3	$2,129.5
International Contract	660.0	645.6	705.5
Global Retail	1,044.7	1,060.5	1,252.1
Total	$3,669.9	$3,628.4	$4,087.1

Refer to Note 2 of the Consolidated Financial Statements for further disaggregation of revenue by operating segment.
                                             85

	Year Ended
(In millions)	May 31, 2025	June 1, 2024	June 3, 2023
Adjusted cost of sales(1):
North America Contract	$1,262.4	$1,224.5	$1,434.6
International Contract	419.2	412.5	$475.4
Global Retail	565.2	571.9	$731.8
Total	$2,246.8	$2,208.9	$2,641.8
(1) Adjusted cost of sales is defined as cost of sales excluding, when they occur, the impacts of restructuring charges and integration charges, that may not be indicative of ongoing operations.

	Year Ended
(In millions)	May 31, 2025	June 1, 2024	June 3, 2023
Adjusted operating expenses(1):
North America Contract	$511.8	$520.6	$520.9
International Contract	167.3	160.7	152.9
Global Retail	427.6	424.0	460.2
Total Reportable Segment Adjusted operating expenses	1,106.7	1,105.3	1,134.0
Corporate	67.7	52.0	54.8
Total	$1,174.4	$1,157.3	$1,188.8
(1) Adjusted operating expenses is defined as operating expenses excluding, when they occur, the impacts of restructuring charges, integration charges, amortization of Knoll purchased intangibles, impairment charges, and significant non-recurring or infrequent items that may not be indicative of ongoing operations.

	Year Ended
(In millions)	May 31, 2025	June 1, 2024	June 3, 2023
Adjusted operating earnings:
North America Contract	$191.0	$177.2	$174.0
International Contract	73.5	72.4	77.2
Global Retail	51.9	64.6	60.1
Total Segment Adjusted operating earnings	$316.4	$314.2	$311.3

	Year Ended
(In millions)	May 31, 2025	June 1, 2024	June 3, 2023
Reconciliation to net earnings:
Total Segment Adjusted operating earnings	$316.4	$314.2	$311.3
Corporate Adjusted operating loss	(67.7)	(52.0)	(54.8)
Total Consolidated Adjusted operating earnings	248.7	262.2	256.5
Net earnings attributable to redeemable noncontrolling interests	3.7	2.3	4.0
Net (loss) earnings from:
Equity (loss) earnings from nonconsolidated affiliate, net of tax	0.3	(0.4)	(0.8)
Income tax expense	11.6	14.7	4.5
Other expense (income), net	1.1	(2.6)	(0.3)
Interest and other investment (income) expense	(5.4)	(6.1)	(2.8)
Interest expense	76.7	76.2	74.0
Restructuring charges	14.8	30.8	34.0
Integration charges	28.3	23.5	18.0
Amortization of Knoll purchased intangibles	24.1	23.9	25.3
Impairment charges	130.0	16.8	56.9
Knoll pension plan termination charges	1.0	—	—
Net (loss) earnings attributable to MillerKnoll, Inc.	$(36.9)	$82.3	$42.1
                                             86

(In millions)	Year Ended
Depreciation and amortization:	May 31, 2025	June 1, 2024	June 3, 2023
North America Contract	$83.3	$96.9	$92.1
International Contract	22.2	28.0	27.5
Global Retail	35.0	30.2	35.5
Total	$140.5	$155.1	$155.1
Capital expenditures:
North America Contract	$58.7	$51.4	$54.2
International Contract	19.9	7.0	10.2
Global Retail	29.0	20.0	18.9
Total	$107.6	$78.4	$83.3
Goodwill:
North America Contract	$590.8	$584.3	$582.4
International Contract	159.1	154.0	153.1
Global Retail	402.5	$488.0	486.2
Total	$1,152.4	$1,226.3	$1,221.7

Reportable geographic information is as follows:

	Year Ended
(In millions)	May 31, 2025	June 1, 2024	June 3, 2023
Long-lived assets(1):
United States	$711.9	$704.2	$787.1
International	195.4	163.4	165.1
Total	$907.3	$867.6	$952.2
(1) Long-lived assets include property and equipment and right of use assets.
No country other than the United States represented greater than 10% of our long-lived assets in fiscal 2025, fiscal 2024, and fiscal 2023.

                                             87

14. Accumulated Other Comprehensive Loss
The following table provides an analysis of the changes in accumulated other comprehensive loss for the years indicated:

	Year Ended
(In millions)	May 31, 2025	June 1, 2024	June 3, 2023
Cumulative translation adjustments at beginning of period	$(105.7)	$(114.0)	$(93.9)
Other comprehensive income (loss)	35.1	8.3	(20.1)
Balance at end of period	(70.6)	(105.7)	(114.0)

Pension and other post-retirement benefit plans at beginning of period	(33.3)	(23.8)	(36.9)
Other comprehensive (loss) income before reclassifications (net of tax of $0.2, $1.6, and ($3.5))	(0.6)	(9.1)	14.8
Reclassification from accumulated other comprehensive income - Other, net	4.0	(0.3)	2.7
Tax expense	(1.0)	(0.1)	(4.4)
Net reclassifications	3.0	(0.4)	(1.7)
Net current period other comprehensive income (loss)	2.4	(9.5)	13.1
Balance at end of period	(30.9)	(33.3)	(23.8)

Interest rate swap agreement at beginning of period	46.3	42.7	23.7
Other comprehensive (loss) income before reclassifications (net of tax of $8.8, ($1.2), and ($6.2))	(52.2)	(27.1)	4.7
Reclassification from accumulated other comprehensive income - Other, net	25.4	30.7	14.3
Net reclassifications	25.4	30.7	14.3
Net current period other comprehensive (loss) income	(26.8)	3.6	19.0
Balance at end of period	19.5	46.3	42.7

Total Accumulated other comprehensive loss	$(82.0)	$(92.7)	$(95.1)
15. Restructuring and Integration Expense
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
                                             88

•Other integration costs include professional fees and other incremental third-party expenses, including a loss on extinguishment of debt associated with financing of the acquisition.
For the year ended May 31, 2025, the Company incurred $28.3 million of costs related to the Knoll Integration which was comprised of $25.8 million of exit and disposal costs related to the consolidation of facilities, and $2.5 million of other integration costs.
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
The following table provides an analysis of the changes in liability balance for Knoll Integration costs that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and exit and disposal activities) for the fiscal year ended May 31, 2025:

(In millions)	Severance and Employee Benefit	Exit and Disposal Activities	Total
June 1, 2024	$—	$0.7	$0.7
Integration Costs	—	25.8	25.8
Amounts Paid	—	(7.5)	(7.5)
Non-cash Costs	—	(19.0)	(19.0)
May 31, 2025	$—	$—	$—
The following is a summary of integration expenses by segment for the period indicated:

	Twelve Months Ended
(In millions)	May 31, 2025	June 1, 2024
North America Contract	$24.8	$22.6
International Contract	3.2	0.3
Global Retail	0.3	0.5
Corporate	—	0.1
Total	$28.3	$23.5
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
Restructuring Activities
During the third quarter of fiscal year 2025, the Company announced an action related to the 2025 restructuring plan ("2025 restructuring plan") to reduce expenses. This restructuring activity included involuntary reductions in workforces as well as non-cash right of use asset impairment charges. For the year ended May 31, 2025, the Company incurred $14.8 million of restructuring charges related to the 2025 restructuring plan.
During fiscal year 2024, the Company announced an action related to the 2024 restructuring plan ("2024 restructuring plan") to reduce expenses. This restructuring activity included involuntary reductions in workforces as well as expenses related to a facilities consolidation plan, comprised primarily of non-cash right of use asset impairment charges and accelerated depreciation of fixed assets. For the year ended June 1, 2024, the Company incurred $30.8 million of restructuring charges related to the 2024 restructuring plan. The restructuring plan was complete in fiscal 2024 and no future expenses related to this plan are expected.
                                             89

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
The following table provides an analysis of the changes in the restructuring cost reserve that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and exit and disposal activities) for the 2025 restructuring plan for the fiscal year ended May 31, 2025:

	2025 Restructuring Plan
(In millions)	Severance and Employee Related	Exit and Disposal Activities	Total
June 1, 2024	$—	$—	$—
Restructuring Costs	13.8	1.0	14.8
Amounts Paid	(6.8)	—	(6.8)
Non-cash Costs	—	(1.0)	(1.0)
May 31, 2025	$7.0	$—	$7.0
The Company expects that remaining liability for the 2025 restructuring plan as of May 31, 2025, will be paid in fiscal 2026.
The following table provides an analysis of the changes in the restructuring cost reserve that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and exit and disposal activities) for the 2024 restructuring plan for the fiscal year ended May 31, 2025:

	2024 Restructuring Plan
(In millions)	Severance and Employee Related	Exit and Disposal Activities	Total
June 1, 2024	$10.0	$—	$10.0
Restructuring Costs	—	—	—
Amounts Paid	(9.0)	—	(9.0)
Non-cash Costs	—	—	—
May 31, 2025	$1.0	$—	$1.0
The Company expects that remaining liability for the 2024 restructuring plan as of May 31, 2025, will be paid in fiscal 2026.
The following is a summary of restructuring costs by segment for the years indicated:

	Year Ended
(In millions)	May 31, 2025	June 1, 2024
North America Contract	$9.8	$25.3
International Contract	3.3	3.4
Global Retail	1.7	2.1
Corporate	—	—
Total	$14.8	$30.8
16. Variable Interest Entities
The Company entered into long-term notes receivable with certain independently owned dealers that are deemed to be variable interests in variable interest entities. The carrying value of these long-term notes receivable was $13.5 million and $17.9 million as of May 31, 2025 and June 1, 2024 respectively and represents the Company’s maximum exposure to loss. The Company is not deemed to be the primary beneficiary for any of these variable interest entities as each dealer controls the activities that most significantly impact the entity’s economic performance, including sales, marketing, and operations.
                                             90

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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2025, based on the original framework in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes the Company's internal control over financial reporting was effective as of May 31, 2025.
KPMG LLP has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included herein.

/s/ Andrea R. Owen
Andrea R. Owen
Chief Executive Officer

/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
MillerKnoll, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of MillerKnoll, Inc. and subsidiaries (the Company) as of May 31, 2025 and June 1, 2024, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2025, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of May 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2025 and June 1, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

Goodwill impairment assessment
As discussed in Note 1 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,152.4 million as of May 31, 2025, of which $402.5 million was related to the Global Retail reporting unit. During the third quarter of the year ended May 31, 2025, the Company recorded an impairment loss of $30.1 million related to the Global Retail reporting unit. Goodwill is tested for impairment annually in the fourth quarter of each fiscal year, or more frequently, when events or changes in circumstances indicate that the fair value of a reporting unit has declined below its carrying value. To estimate the fair value of the Global Retail reporting unit, the Company utilized a weighting of the income approach and the market approach that used observable comparable company information.

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

Knoll and Muuto tradenames impairment assessment
As discussed in Note 1 to the consolidated financial statements, the indefinite-lived intangible asset balance as of May 31, 2025 was $119.4 million and $70.9 million related to the Knoll and Muuto tradenames, respectively. During the third quarter of the year ended May 31, 2025, the Company recorded an impairment loss of $37.7 million related to the Knoll and Muuto tradenames. Indefinite-lived intangible assets are tested for impairment annually in the fourth quarter, or more frequently, when events or changes in circumstances indicate that the fair value of an indefinite-lived intangible asset has declined below its carrying value. To estimate the fair value of the indefinite-lived intangible assets, the Company utilizes the relief from royalty method.

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
July 21, 2025

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None
Item 9A Controls and Procedures

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2025, and have concluded that as of that date, the Company's disclosure controls and procedures were effective.

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
(c)
Changes in Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting during the fourth quarter ended May 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B Other Information
During the fourth quarter of fiscal 2025, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S‑K) or non‑Rule 10b5‑1 trading arrangements (as defined in Item 408(c) of Regulation S‑K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company.

Item 9C Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10 Directors, Executive Officers and Corporate Governance
Directors, Executive Officers, Promoters and Control Persons
Information relating to directors and director nominees of the Company is contained under the captions “Our Nominees and Directors” and “Security Ownership” in the Company's definitive Proxy Statement, relating to the Company's 2025 Annual Meeting of Stockholders, and the information within that section is incorporated by reference. Information relating to executive officers of the Company is included in Part I hereof entitled “Information About Our Executive Officers.”
Compliance with Section 16(a) of the Exchange Act
Information relating to compliance with Section 16(a) of the Exchange Act is contained under the caption “Delinquent Section 16(a) Reports” in the Company's definitive Proxy Statement, relating to the Company's 2025 Annual Meeting of Stockholders, and the information within that section is incorporated by reference.
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
Corporate Governance
Information relating to the identification of the audit committee, audit committee financial experts, and director nomination procedures of the Company is contained under the captions “Corporate Governance and Board Matters,” “Corporate Governance and Board Matters — Director Nominations,” and “Board Committees” and in the Company's definitive Proxy Statement, relating to the Company's 2025 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference.
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

Item 11 Executive Compensation
Information relating to executive compensation is contained under the sections “Compensation Discussion and Analysis,” “Compensation Tables,” “CEO Pay Ratio,” “Pay Versus Performance,” and “Compensation Committee Interlocks and Insider Participation” in the Company's definitive Proxy Statement, relating to the Company's 2025 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference. The information under the caption “Compensation Committee Report” is incorporated by reference, however, such information is not deemed filed with the SEC.
Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The sections entitled “Security Ownership” and “Equity Compensation Plan Information” in the Company's definitive Proxy Statement, relating to the Company's 2025 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference.

Item 13 Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions contained under the captions “Certain Relationships and Related Party Transactions,” and “Corporate Governance and Board Matters — Director Independence” in the Company's definitive Proxy Statement, relating to the Company's 2025 Annual Meeting of Stockholders and the information within these sections is incorporated by reference.
Item 14 Principal Accountant Fees and Services
The Company's independent registered public accounting firm is KPMG LLP, Chicago, IL, Auditor Firm ID: 185.
Information relating to the ratification of the selection of the Company's independent public accountants and concerning the payments to our principal accountants and the services provided by our principal accounting firm set forth under the captions “Ratification of the Audit Committee's Selection of Independent Registered Public Accounting Firm” including “Disclosure of Fees Paid to Independent Auditors” in the Company's definitive Proxy Statement, relating to the Company's 2025 Annual Meeting of Stockholders, and the information within that section is incorporated by reference.

PART IV
Item 15 Exhibits and Financial Statement Schedule

(a)	The following documents are filed as a part of this report:

	1.	Financial Statements

	The following Consolidated Financial Statements of the Company are included in this Annual Report on Form 10-K on the pages noted:

			Page Number in this Form 10-K
	Consolidated Statements of Comprehensive Income		46
	Consolidated Balance Sheets		47
	Consolidated Statements of Stockholders' Equity		48
	Consolidated Statements of Cash Flows		49
	Notes to the Consolidated Financial Statements		50
	Management's Report on Internal Control over Financial Reporting		91
	Report of Independent Registered Public Accounting Firms		92

	2.	Financial Statement Schedule

	The following financial statement schedule is included in this Annual Report on Form 10-K on the pages noted:

			Page Number in this Form 10-K
	Schedule II-	Valuation and Qualifying Accounts	102

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

	(10.2)	Amendment No. 1 to Credit Agreement, dated as of September 22, 2021, is incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q filed October 6, 2021 (Commission File No. 001-15141).

	(10.3)	Amendment No. 2 to Credit Agreement, dated as of January 10, 2023, is incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q filed April 12, 2023 (Commission File No. 001-15141).

	(10.4)	Amendment No. 3 to Credit Agreement, dated as of April 17, 2025, is incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed April 21, 2025 (Commission File No. 001-15141).

(10.5)
MillerKnoll, Inc. 2024 Amended and Restated Annual Incentive Cash Bonus Plan is incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-K filed July 30, 2024 (Commission File No. 001-15141).(1)

(10.6)
MillerKnoll, Inc. 2023 Long-Term Incentive Plan (as conformed through First Amendment adopted July 16, 2024) is incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-K filed July 30, 2024 (Commission File No. 001-15141).(1)

(10.7)
MillerKnoll, Inc. 2023 Long-Term Incentive Plan Nonemployee Director Global Stock Option Agreement is incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q filed April 10, 2024 (Commission File No. 001-15141).(1)

(10.8)
MillerKnoll, Inc. 2023 Long-Term Incentive Plan Global EBITDA Performance Share Unit with TSR Multiplier Award Agreement is incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q filed January 10, 2024 (Commission File No. 001-15141).(1)

(10.9)
MillerKnoll, Inc. 2023 Long-Term Incentive Plan, as Amended, Global EBITDA and Revenue Performance Share Unit with TSR Multiplier Award Agreement is incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q filed October 9, 2024 (Commission File No. 001-15141). (1)

(10.10)
MillerKnoll, Inc. 2023 Long-Term Incentive Plan, as Amended, Global Restricted Stock Unit Award Agreement is incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q filed October 9, 2024 (Commission File No. 001-15141). (1)

(10.11)
MillerKnoll, Inc. 2020 Long-Term Incentive Plan Global Restricted Stock Unit Award Agreement is incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed October 11, 2023 (Commission File No. 001-15141).(1)

(10.12)
MillerKnoll, Inc. 2020 Long-Term Incentive Plan Global Stock Option Agreement is incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed October 11, 2023 (Commission File No. 001-15141).(1)

(10.13)
MillerKnoll, Inc. 2020 Long-Term Incentive Plan Revenue Performance Share Unit with TSR Multiplier Award Agreement, is incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-K filed July 26, 2022 (Commission File No. 001-15141).(1)

(10.14)
MillerKnoll, Inc. 2020 Long-Term Incentive Plan Operating Income Performance Share Unit with TSR Multiplier Award Agreement, is incorporated by reference to Exhibit 10.9 of the Registrant's Form 10-K filed July 26, 2022 (Commission File No. 001-15141).(1)

(10.15)
MillerKnoll, Inc. 2020 Long-Term Incentive Plan Non-Financial Metric(s) Performance Share Unit with TSR Multiplier Award Agreement, is incorporated by reference to Exhibit 10.10 of the Registrant's Form 10-K filed July 26, 2022 (Commission File No. 001-15141).(1)

(10.16)
Amended and Restated MillerKnoll, Inc. Director Deferred Compensation Plan is incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q filed January 5, 2022 (Commission File No. 001-15141).(1)

(10.17)
Trust Under the Herman Miller, Inc. Nonemployee Officer and Director Compensation Plan is incorporated by reference to Exhibit 10(q) of the Registrant's Form 10-K Report filed July 26, 2016 (Commission File No. 001-15141).(1)

(10.18)	MillerKnoll, Inc. Executive Equalization Retirement Plan is incorporated by reference to Exhibit 10.16 of the Registrant's Form 10-K Report filed July 26, 2023 (Commission File No. 001-15141).(1)

(10.19)	Form of Management Continuity Agreement of the Registrant is incorporated by reference to Exhibit 10.16 of the Registrant's Form 10-K filed July 30, 2024 (Commission File No. 001-15141).(1)

(10.20)
Form of Indemnification Agreement between MillerKnoll, Inc. and directors, is incorporated by reference to Exhibit 10.17 of the Registrant's Form 10-K filed July 26, 2022 (Commission File No. 001-15141). (1)

(10.21)
Form of Indemnification Agreement between MillerKnoll, Inc. and certain employees, including executive officers of MillerKnoll, Inc., serving as a director or officer of a foreign subsidiary, is incorporated by reference to Exhibit 10.18 of the Registrant's Form 10-K filed July 26, 2022 (Commission File No. 001-15141).(1)

(10.22)
Employment Agreement between Herman Miller, Inc. and Andrea R. Owen, Chief Executive Officer, dated August 3, 2018, is incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q filed October 10, 2018 (Commission File No. 001-15141).(1)

(10.23)
Stock Option Agreement between Herman Miller, Inc. and Andrea Owen is incorporated by reference to Exhibit 10.5 of the Registrant's Form 10-Q Report filed January 9, 2019 (Commission File No. 001-15141). (1)

(19)	MillerKnoll, Inc. Preventing Unlawful Insider Trading: Disclosure and Trading Guidelines, including Supplement to Insider Trading Policy - Use of 10b5-1 Plans.

(21)	Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney (included on the signature page to this Form 10-K Report).

(31.1)	Certificate of the Chief Executive Officer of MillerKnoll, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certificate of the Chief Financial Officer of MillerKnoll, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certificate of the Chief Executive Officer of MillerKnoll, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certificate of the Chief Financial Officer of MillerKnoll, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(97)	Policy Relating to Recovery of Erroneously Awarded Compensation

	(97.1)	MillerKnoll, Inc. Compensation Recovery Policy is incorporated by reference to Exhibit 97.1 of the Registrant's Form 10-K Report filed July 26, 2023 (Commission File No. 001-15141).

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).
    (1) Denotes compensatory plan or arrangement.
Schedule II - Valuation and Qualifying Accounts
(In millions)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Charges to expenses or net sales	Deductions (3)	Balance at end of period
Year ended May 31, 2025:
Accounts receivable allowances — uncollectible accounts(1)	$7.1	$4.8	$(2.9)	$9.0
Accounts receivable allowances — credit memo(2)	0.3	—	—	0.3
Allowance for possible losses on notes receivable	—	—	1.8	1.8
Valuation allowance for deferred tax asset	15.4	1.1	0.4	16.9
Year ended June 1, 2024:
Accounts receivable allowances — uncollectible accounts(1)	$6.1	$1.1	$(0.1)	$7.1
Accounts receivable allowances — credit memo(2)	0.3	—	—	0.3
Valuation allowance for deferred tax asset	12.7	2.6	0.1	15.4
Year ended June 3, 2023:
Accounts receivable allowances — uncollectible accounts(1)	$8.6	$0.5	$(3.0)	$6.1
Accounts receivable allowances — credit memo(2)	1.1	(0.8)	—	0.3
Valuation allowance for deferred tax asset	11.7	1.3	(0.3)	12.7
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

Date: July 21, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on July 21, 2025 by the following persons on behalf of the Registrant and in the capacities indicated. Each director whose signature appears below hereby appoints Andrea R. Owen and Jeffrey M. Stutz and each of them severally, as his or her attorney-in-fact, to sign in his or her name and on his or her behalf, as a director, and to file with the Securities and Exchange Commission any and all amendments to this Annual Report on Form 10-K.

                                         103

/s/ Michael A. Volkema	/s/ Lisa A. Kro
Michael A. Volkema (Chairman of the Board)	Lisa A. Kro (Director)

/s/ Tina Edekar Edmundson	/s/ Douglas D. French
Tina Edekar Edmundson (Director)	Douglas D. French (Director)

/s/ Jeanne K. Gang	/s/ John R. Hoke III
Jeanne K. Gang (Director)	John R. Hoke III (Director)

/s/ John Maeda	/s/ Heidi J. Manheimer
John Maeda (Director)	Heidi J. Manheimer (Director)

/s/ Andrea R. Owen	/s/ Michael C. Smith
Andrea R. Owen (President, Chief Executive Officer, and Director)	Michael C. Smith (Director)

/s/ Michael R. Smith	/s/ Jeffrey M. Stutz
Michael R. Smith (Director)	Jeffrey M. Stutz (Chief Financial Officer and Principal Accounting Officer)

                                         104