Form 10-Q
period 2025-08-30
MILLERKNOLL, INC.
filed 2025-09-29
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 30, 2025
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

As of September 26, 2025, MillerKnoll, Inc. had 68,514,774 shares of common stock outstanding.

MillerKnoll, Inc.
Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements
MillerKnoll, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)

(Dollars in millions, except share data)	Three Months Ended
(Unaudited)	August 30, 2025	August 31, 2024
Net sales	$955.7	$861.5
Cost of sales	587.6	525.2
Gross margin	368.1	336.3
Operating expenses:
Selling, general and administrative	293.8	298.4
Restructuring expense	0.5	—
Design and research	20.3	22.7
Total operating expenses	314.6	321.1
Operating earnings	53.5	15.2
Interest expense	18.4	19.9
Interest and other investment income	(1.1)	(1.6)
Other expense (income), net	7.5	(1.4)
Earnings (loss) before income taxes and equity income	28.7	(1.7)
Income tax expense (benefit)	7.6	(1.1)
Equity earnings from nonconsolidated affiliates, net of tax	—	0.1
Net earnings (loss)	21.1	(0.5)
Net earnings attributable to redeemable noncontrolling interests	0.9	0.7
Net earnings (loss) attributable to MillerKnoll, Inc.	$20.2	$(1.2)

Earnings (loss) per share - basic	$0.29	$(0.02)
Earnings (loss) per share - diluted	$0.29	$(0.02)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$18.4	$15.4
Pension and post-retirement liability adjustments	0.1	0.1
Unrealized loss on interest rate swap agreement	(5.8)	(21.3)
Other comprehensive income (loss), net of tax	$12.7	$(5.8)
Comprehensive income (loss)	33.8	(6.3)
Comprehensive income attributable to redeemable noncontrolling interests	0.9	0.7
Comprehensive income (loss) attributable to MillerKnoll, Inc.	$32.9	$(7.0)
See accompanying notes to Condensed Consolidated Financial Statements.

MillerKnoll, Inc.
Condensed Consolidated Balance Sheets

(Dollars in millions, except share data)
(Unaudited)	August 30, 2025	May 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$167.2	$193.7
Accounts receivable, net of allowance of $9.5 and $9.3	332.1	350.2
Unbilled accounts receivable	33.2	26.9
Inventories	465.8	447.5
Prepaid expenses	76.3	74.6
Other current assets	15.2	15.8
Total current assets	1,089.8	1,108.7
Property and equipment, at cost	1,667.1	1,638.8
Less — accumulated depreciation	(1,164.5)	(1,142.7)
Net property and equipment	502.6	496.1
Right of use assets	412.1	411.2
Goodwill	1,161.9	1,152.4
Indefinite-lived intangibles	435.7	432.5
Other amortizable intangibles, net of accumulated amortization of $277.3 and $265.4	240.6	247.5
Other noncurrent assets	98.3	101.8
Total Assets	$3,941.0	$3,950.2

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$253.6	$271.3
Short-term borrowings and current portion of long-term debt	16.4	16.0
Accrued compensation and benefits	76.8	92.5
Short-term lease liability	75.7	72.0
Accrued warranty	16.5	16.8
Customer deposits	86.4	102.5
Other accrued liabilities	126.6	132.7
Total current liabilities	652.0	703.8
Long-term debt	1,327.5	1,310.6
Pension and post-retirement benefits	7.0	7.1
Lease liabilities	409.0	413.4
Other liabilities	183.1	180.2
Total Liabilities	2,578.6	2,615.1
Redeemable noncontrolling interests	62.9	59.3
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 68,503,628 and 67,804,913 shares issued and outstanding in fiscal 2026 and 2025, respectively)	13.7	13.6
Additional paid-in capital	682.2	679.1
Retained earnings	672.9	665.1
Accumulated other comprehensive loss	(69.3)	(82.0)
Total Stockholders' Equity	1,299.5	1,275.8
Total Liabilities, Redeemable Noncontrolling Interests, and Stockholders' Equity	$3,941.0	$3,950.2
See accompanying notes to Condensed Consolidated Financial Statements.

MillerKnoll, Inc.
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Three Months Ended
(Unaudited)	August 30, 2025	August 31, 2024
Cash Flows from Operating Activities:
Net earnings (loss)	$21.1	$(0.5)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	35.4	34.6
Stock-based compensation	9.3	9.1
Amortization of deferred financing costs	0.8	1.2
Loss on extinguishment of debt	7.8	—
Deferred taxes	(0.3)	0.7
Restructuring expense	0.5	—
Increase in current assets	(1.6)	(20.6)
Decrease in current liabilities	(61.4)	(12.8)
Other, net	(2.2)	9.4
Net Cash Provided by Operating Activities	9.4	21.1

Cash Flows from Investing Activities:
Advances of notes receivable	—	(2.3)
Collection of notes receivable	0.6	2.5
Capital expenditures	(30.7)	(22.6)
Other, net	(0.4)	0.1
Net Cash Used in Investing Activities	(30.5)	(22.3)

Cash Flows from Financing Activities:
Repayments of long-term debt	(603.1)	(9.1)
Proceeds from issuance of debt, net of costs	544.4	—
Payments of deferred financing costs	(1.2)	—
Proceeds from credit facility	341.6	237.7
Repayments of credit facility	(272.7)	(194.6)
Dividends paid	(12.7)	(13.2)
Common stock issued	0.9	2.3
Common stock repurchases and payments for taxes related to net share settlement of equity awards	(7.2)	(43.7)
Other, net	0.8	0.3
Net Cash Used in Financing Activities	(9.2)	(20.3)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	3.8	0.8
Net Decrease in Cash and Cash Equivalents	(26.5)	(20.7)

Cash and Cash Equivalents, Beginning of Period	193.7	230.4
Cash and Cash Equivalents, End of Period	$167.2	$209.7
See accompanying notes to Condensed Consolidated Financial Statements.

MillerKnoll, Inc.
Condensed Consolidated Statements of Stockholders' Equity

	Three Months Ended August 30, 2025
(Dollars in millions, except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	MillerKnoll, Inc. Stockholders' Equity
(Unaudited)	Shares	Amount
May 31, 2025	67,804,913	$13.6	$679.1	$665.1	$(82.0)	$1,275.8
Net earnings	—	—	—	20.2	—	20.2
Other comprehensive loss, net of tax	—	—	—	—	12.7	12.7
Stock-based compensation expense	—	—	9.3	—	—	9.3
Exercise of stock options	8,445	—	0.1	—	—	0.1
Restricted and performance stock units released	1,030,034	0.2	0.1	—	—	0.3
Employee stock purchase plan issuances	38,231	—	0.7	—	—	0.7
Repurchase and retirement of common stock and common stock withheld for tax withholdings	(377,995)	(0.1)	(7.1)	—	—	(7.2)
Dividends declared ($0.1875 per share)	—	—	—	(13.1)	—	(13.1)
Other	—	—	—	0.7	—	0.7
August 30, 2025	68,503,628	$13.7	$682.2	$672.9	$(69.3)	$1,299.5

	Three Months Ended August 31, 2024
(Dollars in millions, except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	MillerKnoll, Inc. Stockholders' Equity
(Unaudited)	Shares	Amount
June 1, 2024	70,377,692	$14.1	$725.3	$738.4	$(92.7)	$1,385.1
Net (loss)	—	—	—	(1.2)	—	(1.2)
Other comprehensive income, net of tax	—	—	—	—	(5.8)	(5.8)
Stock-based compensation expense	—	—	9.1	—	—	9.1
Exercise of stock options	71,848	—	1.5	—	—	1.5
Restricted and performance stock units released	393,591	0.1	0.1	—	—	0.2
Employee stock purchase plan issuances	30,002	—	0.8	—	—	0.8
Repurchase and retirement of common stock and common stock withheld for tax withholdings	(1,544,733)	(0.3)	(43.7)	—	—	(44.0)
Dividends declared ($0.1875 per share)	—	—	—	(13.2)	—	(13.2)
August 31, 2024	69,328,400	$13.9	$693.1	$724.0	$(98.5)	$1,332.5

See accompanying notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share data)
(unaudited)
1. Description of Business
MillerKnoll, Inc. (the "Company") researches, designs, manufactures and distributes interior furnishings for use in various environments including residential, office, healthcare, and educational settings and provides related services that support organizations and individuals all over the world. The Company's products are sold primarily through the following channels: independent contract furniture dealers, direct customer sales, owned and independent retailers, direct-mail catalogs, and the Company's eCommerce platforms.
MillerKnoll is a collective of globally recognized design brands known for working with some of the most well-known and respected designers in the world. Combined, the Company represents over 100 years of design research and exploration in service of humanity. Within the industries in which the Company operates, Herman Miller® and Knoll®, along with Colebrook Bosson Saunders, DatesWeiser, Design Within Reach®, Edelman®, Geiger®, HAY®, Holly Hunt®, KnollTextiles®, Maharam®, Muuto®, NaughtOne®, and Spinneybeck®|FilzFelt® are acknowledged as leading brands that inspire architects and designers to create their best design solutions. This portfolio has enabled MillerKnoll to connect with new audiences, channels, geographies, and product categories. Leveraging the collective brand equity of MillerKnoll across the lines of business is an important element of the Company's business strategy.
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
The accompanying unaudited Condensed Consolidated Financial Statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly the financial position of the Company as of August 30, 2025. Operating results for the three months ended August 30, 2025, are not necessarily indicative of the results that may be expected for the year ending May 30, 2026 ("fiscal 2026"). These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2025 ("fiscal 2025"). All intercompany transactions have been eliminated in the Condensed Consolidated Financial Statements. The financial statements of equity method investments are not consolidated.
The Company's fiscal year is the 52 or 53 week period ending on the Saturday closest to May 31. The fiscal year ending May 30, 2026 ("fiscal 2026") and the fiscal year ended May 31, 2025 ("fiscal 2025") both contain 52 weeks.
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

The Company’s net cash pool position consisted of the following:

(In millions)	August 30, 2025	May 31, 2025
Gross cash position	$124.1	$99.4
Less: cash borrowings	(122.9)	(98.0)
Net cash position	$1.2	$1.4
2. Recently Issued Accounting Standards
The Company evaluates all Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board ("FASB") for consideration of their applicability to our consolidated financial statements.
Recently Adopted Accounting Standards
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued this ASU to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The Company adopted ASU 2023-07 for the fiscal year ended May 31, 2025. We adopted this guidance on a retrospective basis, which modified our annual disclosures beginning in fiscal 2025 and our interim disclosures beginning in fiscal 2026 but did not have a material effect on the Company's financial position, results of operations, or cash flows. Refer to Note 13 Operating Segments in the accompanying notes to the consolidated statements for further detail.
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
The Other category primarily consists of textiles, uncategorized product sales, and service sales.
Revenue disaggregated by product type and reportable segment is provided in the table below:

	Three Months Ended
(In millions)	August 30, 2025	August 31, 2024
North America Contract:
Workplace	$327.1	$279.0
Performance Seating	103.4	94.0
Lifestyle	56.1	55.6
Other	47.3	47.6
Total North America Contract	$533.9	$476.2

International Contract
Workplace	$44.5	$35.0
Performance Seating	73.1	67.4
Lifestyle	41.9	38.9
Other	8.0	5.1
Total International Contract	$167.5	$146.4

Global Retail:
Workplace	$2.0	$2.6
Performance Seating	45.6	43.8
Lifestyle	206.1	192.2
Other	0.6	0.3
Total Global Retail	$254.3	$238.9

Total	$955.7	$861.5

MillerKnoll, Inc.:
Workplace	$373.6	$316.6
Performance Seating	222.1	205.2
Lifestyle	304.1	286.7
Other	55.9	53.0
Total MillerKnoll, Inc.	$955.7	$861.5
Refer to Note 13 of the Condensed Consolidated Financial Statements for further information related to our reportable segments.

Sales by geographic area are based on the location of the customer. The following is a summary of geographic information for the years indicated. Individual foreign country information is not provided as none of the individual foreign countries in which the Company operates are considered material for separate disclosure based on quantitative and qualitative considerations.

	Three Months Ended
(In millions)	August 30, 2025	August 31, 2024
Net sales:
United States	$694.4	$618.2
International	261.3	243.3
Total	$955.7	$861.5
Contract Balances
Customers may make payments before the satisfaction of the Company's performance obligation and recognition of revenue. These payments represent contract liabilities and are included within the caption “Customer deposits” in the Condensed Consolidated Balance Sheets. During the three months ended August 30, 2025, and August 31, 2024, the Company recognized net sales of $64.6 million and $72.8 million, respectively, related to customer deposits that were included in the balance sheet as of May 31, 2025, and June 1, 2024.
4. Inventories

(In millions)	August 30, 2025	May 31, 2025
Finished goods and work in process	$346.7	$329.5
Raw materials	119.1	118.0
Total	$465.8	$447.5
Inventories are valued primarily using the first-in first-out method.
5. Goodwill and Indefinite-Lived Intangibles
Changes in the carrying amount of Goodwill, by reportable segment, were as follows:

(In millions)	North America Contract(1)	International Contract	Global Retail(2)	Total
Balance at May 31, 2025	$590.8	$159.1	$402.5	$1,152.4
Foreign currency translation adjustments	3.2	2.0	4.3	9.5
Balance at August 30, 2025	$594.0	$161.1	$406.8	$1,161.9
(1) North America Contract segment had accumulated goodwill impairments of $36.7 million as of August 30, 2025, and May 31, 2025.
(2) Global Retail segment had accumulated goodwill impairments of $181.1 million as of August 30, 2025, and May 31, 2025.

Other indefinite-lived assets included in the Consolidated Balance Sheets consist of the following:

(In millions)	Indefinite-lived Intangible Assets
May 31, 2025	$432.5
Foreign currency translation adjustments	3.2
August 30, 2025	$435.7
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

During the third quarter of fiscal year 2025, the Company performed an assessment to determine whether there were indicators of a triggering event which could indicate the carrying amount of the reporting units may not be supported by the fair value. Although our annual impairment test is performed during the fourth quarter, we perform this qualitative assessment each interim reporting period. Through this assessment management identified an impairment triggering event associated with lower-than-expected operating results. This suggested that the fair value of one or more of our reporting units may have fallen below their carrying amount. Accordingly, we performed a quantitative valuation of each reporting unit during the third quarter of fiscal year 2025. During the first quarter of fiscal year 2026 there was no impairment triggering event identified.
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

Indefinite-Lived Intangibles
The Company evaluates indefinite-lived trade name intangible assets for impairment annually. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date. During the third quarter of fiscal year 2025, in conjunction with the goodwill impairment triggering event discussed above, the Company assessed its indefinite-lived trade names for indicators of impairment. As a result, the Company recognized $37.7 million in non-cash impairment charges related to the Knoll and Muuto trade names during the third quarter of fiscal year 2025.
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
In completing the third quarter fiscal year 2025 assessment of indefinite-lived trade name impairment, the respective fair values were estimated using discount rates ranging from 12.75% to 17.25%, royalty rates ranging from 1.00% to 3.00%, and long-term growth rates ranging from 2.50% to 3.00%. The Company’s estimates of the fair value of its indefinite-lived intangible assets are sensitive to changes in the key assumptions above as well as projected financial performance. If the estimated cash flows related to the Company's indefinite-lived intangibles were to decline in future periods, the Company may need to record additional impairment charges. Management has not identified any events or changes in circumstances that may indicate an indefinite-lived intangible is more likely than not to be impaired as of the first quarter of fiscal year 2026.
6. Earnings Per Share
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
The table below presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share attributable to MillerKnoll, Inc.:

	Three Months Ended
	August 30, 2025	August 31, 2024
Numerator:
Numerator for both basic and diluted EPS, Net earnings (loss) attributable to MillerKnoll, Inc. - in millions	$20.2	$(1.2)

Denominator:
Weighted-average common shares outstanding - basic	68,519,141	70,206,373
Potentially dilutive shares resulting from stock plans	675,365	—
Weighted-average common shares outstanding - diluted	69,194,506	70,206,373

Earnings (loss) per share attributable to MillerKnoll, Inc. - basic	$0.29	$(0.02)
Earnings (loss) per share attributable to MillerKnoll, Inc. - diluted	$0.29	$(0.02)

Antidilutive equity awards not included in weighted-average common shares - diluted	4,318,305	2,379,725

7. Stock-Based Compensation
The following table summarizes the stock-based compensation expense and related income tax effect for the three months ended:

	Three Months Ended
(In millions)	August 30, 2025	August 31, 2024
Stock-based compensation expense	$9.3	$9.1
Related income tax effect	$2.3	$2.2
Certain Company equity-based compensation awards contain provisions that allow for continued vesting into retirement. Stock-based awards are considered fully vested for expense attribution purposes when the employee's retention of the award is no longer contingent on providing subsequent service. Stock-based compensation expense is recorded within Selling, general and administrative expenses on the Condensed Consolidated Statements of Comprehensive Income (Loss).
8. Income Taxes
The Company's process for determining the provision for income taxes for the three months ended August 30, 2025, involved using an estimated annual effective tax rate which was based on expected annual income and statutory tax rates across the various jurisdictions in which it operates. The effective tax rates were 26.5% and 66.2%, respectively, for the three month periods ended August 30, 2025, and August 31, 2024. The year over year change in the effective tax rate for the three months ended August 30, 2025, resulted from the current quarter reflecting pre-tax income along with having unfavorable discrete impacts from the vesting of stock compensation. The effective tax rate in the prior year quarter reflects the impact of pre-tax loss along with having favorable discrete impacts from stock compensation and return to provision true-ups related to the United States research and development tax credit.
For the three months ended August 30, 2025, the effective tax rate is higher than the United States federal statutory rate due to unfavorable discrete impacts from the vesting of stock compensation. For the three months ended August 31, 2024, the effective tax rate was higher than the United States federal statutory rate due to reflecting pre-tax loss along with favorable discrete impacts from the vesting of stock compensation and return to provision true-ups related to the United States research and development tax credit.
The Company recognizes interest and penalties related to uncertain tax benefits through Income tax expense in its Condensed Consolidated Statements of Comprehensive Income. Interest and penalties recognized in the Company's Condensed Consolidated Statements of Comprehensive Income were negligible for the three months ended August 30, 2025, and August 31, 2024.
The Company's recorded liability for potential interest and penalties related to uncertain tax benefits was:

(In millions)	August 30, 2025	May 31, 2025
Liability for interest and penalties	$0.7	$0.6
Liability for uncertain tax positions, current	$1.7	$1.6
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
9. Fair Value Measurements
The Company's financial instruments consist of cash equivalents, accounts and notes receivable, deferred compensation plans, accounts payable, debt, interest rate swaps, and foreign currency exchange contracts. The Company's financial instruments, other than long-term debt, are recorded at fair value.

The carrying value and fair value of the Company's long-term debt, including current maturities, is as follows for the periods indicated:

(In millions)	August 30, 2025	May 31, 2025
Carrying value	$1,352.7	$1,337.0
Fair value	$1,340.9	$1,330.7
The following describes the methods the Company uses to estimate the fair value of financial assets and liabilities recorded in net earnings, which have not significantly changed in the current period:
Cash and cash equivalents — The Company invests excess cash in short term investments in the form of money market funds, which are valued using net asset value ("NAV").
Deferred compensation plan — The Company's deferred compensation plan primarily includes various domestic and international equity and fixed income mutual funds that are recorded at fair value using quoted prices for similar securities.
Foreign currency exchange contracts — The Company's foreign currency exchange contracts are valued using an approach based on foreign currency exchange rates obtained from active markets. The estimated fair value of forward currency exchange contracts is based on month-end spot rates as adjusted by market-based current activity. These forward contracts are not designated as hedging instruments.
The following table sets forth financial assets and liabilities measured at fair value through net income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of August 30, 2025, and May 31, 2025.

(In millions)	August 30, 2025			May 31, 2025
Financial Assets	NAV	Quoted prices in active markets (Level 1)	Quoted prices with other observable inputs (Level 2)	NAV	Quoted prices in active markets (Level 1)	Quoted prices with other observable inputs (Level 2)
Cash equivalents:
Money market funds	$2.2	$—	$—	$10.8	$—	$—
Other current assets:
Foreign currency forward contracts	—	—	1.0	—	—	0.8
Other noncurrent assets:
Deferred compensation plan	—	24.5	—	—	22.0	—
Total	$2.2	$24.5	$1.0	$10.8	$22.0	$0.8

Financial Liabilities
Other accrued liabilities:
Foreign currency forward contracts	$—	$—	$0.4	$—	$—	$0.2
Total	$—	$—	$0.4	$—	$—	$0.2
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

The following table sets forth financial assets and liabilities measured at fair value through other comprehensive income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of August 30, 2025, and May 31, 2025.

(In millions)		August 30, 2025	May 31, 2025
Financial Assets	Balance Sheet Location	Quoted Prices with Other Observable Inputs (Level 2)	Quoted Prices with Other Observable Inputs (Level 2)
Interest rate swap agreement	Other noncurrent assets	$21.6	$28.1
Total		$21.6	$28.1

Financial Liabilities
Interest rate swap agreement	Other liabilities	$3.3	$2.0
Total		$3.3	$2.0
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
These forward contracts are not designated as hedging instruments. Accordingly, we record the fair value of these contracts as of the end of the reporting period in the Consolidated Balance Sheets with changes in fair value recorded within the Consolidated Statements of Comprehensive Income. The balance sheet classification for the fair values of these forward contracts is Other current assets for unrealized gains and to Other accrued liabilities for unrealized losses. The Consolidated Statements of Comprehensive Income classification for the fair values of these forward contracts is to Other (income) expense, net, for both realized and unrealized gains and losses.
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
The interest rate swaps were designated as cash flow hedges at inception and the facts and circumstances of the hedged relationships remain consistent with the initial quantitative effectiveness assessment in that the hedged instruments remain an effective accounting hedge as of August 30, 2025. Since a designated derivative meets hedge accounting criteria, the fair value of the hedge is recorded in the Consolidated Statements of Stockholders’ Equity as a component of Accumulated other comprehensive loss, net of tax. The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings. The interest rate swap agreements are assessed for hedge effectiveness on a quarterly basis. The impact of derivative instruments on our Condensed Consolidated Statements of Cash Flows is included in Net cash provided by operating activities.

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
The following table summarizes the effects of the interest rate swap agreements for the three months ended:

	Three Months Ended
(In millions)	August 30, 2025	August 31, 2024
(Loss) gain recognized in Other comprehensive loss (income) (effective portion)	$(5.8)	$(21.3)
Gain reclassified from Accumulated other comprehensive loss into earnings	$5.4	$7.8
There were no gains or losses recognized in earnings for hedge ineffectiveness for the three month periods ended August 30, 2025, and August 31, 2024. The amount of gain expected to be reclassified from Accumulated other comprehensive income into earnings during the next twelve months is $15.6 million, net of tax is $11.7 million.

Redeemable Noncontrolling Interests
Changes in the Company's redeemable noncontrolling interest in HAY for the three months ended August 30, 2025, and August 31, 2024, are as follows:

(In millions)	August 30, 2025	August 31, 2024
Beginning Balance	$59.3	$73.9
Net income attributable to redeemable noncontrolling interests	0.9	0.7
Cumulative translation adjustments attributable to redeemable noncontrolling interests	1.0	0.6
Foreign currency translation adjustments	1.7	1.4
Ending Balance	$62.9	$76.6
10. Commitments and Contingencies
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
Changes in the warranty reserve for the stated periods were as follows:

	Three Months Ended
(In millions)	August 30, 2025	August 31, 2024
Accrual Balance — beginning	$69.7	$70.4
Accrual for warranty matters	7.2	4.8
Settlements and adjustments	(7.1)	(5.5)
Accrual Balance — ending	$69.8	$69.7
Guarantees
The Company is periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one year and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies. However, the Company is ultimately liable for claims that may occur against them. As of August 30, 2025, the Company had a maximum financial exposure related to performance bonds totaling approximately $11.7 million. The Company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The Company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded in respect to these bonds as of either August 30, 2025, or May 31, 2025.
The Company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of August 30, 2025, the Company had a maximum financial exposure from these standby letters of credit totaling approximately $12.0 million, all of which is considered usage against the Company's revolving line of credit. The Company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded with respect to these arrangements as of August 30, 2025, or May 31, 2025.

Contingencies
The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect, if any, on the Company's Consolidated Financial Statements.
11. Short-Term Borrowings and Long-Term Debt
Short-term borrowings and long-term debt as of August 30, 2025, and May 31, 2025, consisted of the following:

(In millions)	August 30, 2025	May 31, 2025
Syndicated revolving line of credit, due April 2030	$399.7	$330.8
Term Loan A, 6.0660%, due April 2030	400.0	400.0
Term Loan B, 6.5660%, due August 2032	550.0	603.1
Supplier financing program	1.9	2.0
Finance lease liability	1.1	1.1
Total debt	$1,352.7	$1,337.0
Less: Unamortized discount and issuance costs	(8.8)	(10.4)
Less: Current debt	(16.4)	(16.0)
Long-term debt	$1,327.5	$1,310.6
In connection with the acquisition of Knoll, in July 2021, the Company entered into a credit agreement that provided for a syndicated revolving line of credit (the "Revolver") and two term loans. The Revolver provides the Company with up to $725.0 million in revolving variable rate interest borrowing capacity that matures in July 2026, replacing the previous $500.0 million syndicated revolving line of credit. The term loans consist of a five-year senior secured Term Loan "A" facility with an aggregate principal amount of $400.0 million and a seven-year senior secured Term Loan "B" facility with an aggregate principal amount of $625.0 million, the proceeds of which were used to finance a portion of the cash consideration for the acquisition of Knoll, for the repayment of certain debt of Knoll, and to pay fees, costs, and expenses related thereto.
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
In August 2025, the Company entered into an amendment to the Credit Agreement. Amended terms for Term Loan B include extending the maturity to August 2032, a new amortization schedule of required quarterly principal payments for Term Loan B, and the elimination of the credit spread adjustment for Term Loan B that was added to accommodate the LIBOR to SOFR benchmark transition. The Company reduced the amount borrowed on Term Loan B to $550.0 million. This amendment was accounted for as a debt extinguishment, and the remaining unamortized debt issuance costs of $7.8 million from the original Term Loan B issuance were written off as an expense during the quarter and recorded within Other expense (income), net on the Condensed Consolidated Statements of Comprehensive Income (Loss).

During the three months ended August 30, 2025, the Company made total principal payments on Term Loan B in the amount of $1.6 million. During the three months ended August 31, 2024, the Company made total principal payments on Term Loan A and B in the amounts of $7.5 million and $1.6 million, respectively.
Available borrowings under the syndicated revolving line of credit were as follows for the periods indicated:

(In millions)	August 30, 2025	May 31, 2025
Syndicated revolving line of credit borrowing capacity	$725.0	$725.0
Less: Borrowings under the syndicated revolving line of credit	399.7	330.8
Less: Outstanding letters of credit	12.0	12.0
Available borrowings under the syndicated revolving line of credit	$313.3	$382.2
Subsequent to the end of first quarter of fiscal year 2026, the Company entered into a three-year accounts receivable securitization facility in the aggregate amount of up to $90.0 million. The proceeds from the facility will be used for general working capital purposes.
Supplier Financing Program
The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations of the Company. Under this program, participating suppliers may finance payment obligations of the Company, prior to their scheduled due dates, at a discounted price to the third-party financial institution.
The Company has lengthened the payment terms for certain suppliers that have chosen to participate in the program. As a result, certain amounts due to suppliers have payment terms that are longer than standard industry practice and as such, these amounts have been excluded from “Accounts payable” in the Condensed Consolidated Balance Sheets as the amounts have been accounted for by the Company as current debt, within “Short-term borrowings and current portion of long-term debt.” As of August 30, 2025, and May 31, 2025, the liability related to the supplier financing program was $1.9 million and $2.0 million, respectively.
12. Accumulated Other Comprehensive Loss
The following table provides an analysis of the changes in accumulated other comprehensive loss for the three months ended August 30, 2025, and August 31, 2024:

(In millions)	Cumulative Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Interest Rate Swap Agreement	Accumulated Other Comprehensive Loss
Balance at May 31, 2025	$(70.6)	$(30.9)	$19.5	$(82.0)
Other comprehensive income (loss), net of tax before reclassifications	18.4	—	(11.2)	7.2
Reclassification from accumulated other comprehensive loss - Other, net	—	0.1	5.4	5.5
Net current period other comprehensive income (loss)	18.4	0.1	(5.8)	12.7
Balance at August 30, 2025	$(52.2)	$(30.8)	$13.7	$(69.3)

Balance at June 1, 2024	$(105.7)	$(33.3)	$46.3	$(92.7)
Other comprehensive income (loss), net of tax before reclassifications	15.4	—	(29.1)	(13.7)
Reclassification from accumulated other comprehensive loss - Other, net	—	0.1	7.8	7.9
Net current period other comprehensive income (loss)	15.4	0.1	(21.3)	(5.8)
Balance at August 31, 2024	$(90.3)	$(33.2)	$25.0	$(98.5)

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
The North America Contract segment includes the operations associated with the design, sourcing, manufacture, and sale of furniture products directly or indirectly through an independent dealership network for office, healthcare, and educational environments throughout the United States and Canada as well as the global operations of the Spinneybeck|FilzFelt, Maharam, Edelman, and Knoll Textile brands.
The International Contract segment includes the operations associated with the design, sourcing, manufacture, and sale of furniture products directly or indirectly through an independent dealership network in Europe, the Middle East, Africa, Asia-Pacific, and Latin America.
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
The CODM uses Adjusted Operating Earnings (Loss) as the key operating metric to measure segment profit or loss, evaluate the performance of the segments, analyze variances of actual performance to forecasts, and make decisions regarding the allocation of resources. Segment Adjusted Operating Earnings (Loss) represents reported Operating Earnings adjusted for restructuring charges, integration charges, amortization of Knoll purchased intangibles, and significant non-recurring or infrequent items that may not be indicative of ongoing operations.
The Company's CODM does not review assets by segment to assess segment performance or allocate resources, nor is such information provided to the CODM. Accordingly, the Company does not present assets by segment.
The accounting policies for each of the operating segments are the same as those of the Company. Additionally, the Company employs a methodology for allocating corporate costs with the underlying objective of this methodology being to allocate corporate costs according to the relative usage of the underlying resources. The majority of the allocations for corporate expenses are based on relative net sales. However, certain corporate costs generally considered the result of isolated business decisions, are not subject to allocation and are evaluated separately from the rest of regular ongoing business operations.
The following is a summary of certain key financial measures for the respective periods indicated:

	Three Months Ended
(In millions)	August 30, 2025	August 31, 2024
Net sales:
North America Contract	$533.9	$476.2
International Contract	167.5	146.4
Global Retail	254.3	238.9
Total	$955.7	$861.5

Refer to Note 3 of the Consolidated Financial Statements for further disaggregation of revenue by operating segment.

	Three Months Ended
(In millions)	August 30, 2025	August 31, 2024
Adjusted cost of sales(1):
North America Contract	$337.9	$304.0
International Contract	108.3	92.5
Global Retail	141.4	128.2
Total	$587.6	$524.7
(1) Adjusted cost of sales is defined as cost of sales excluding, when they occur, the impacts of restructuring charges and integration charges.

	Three Months Ended
(In millions)	August 30, 2025	August 31, 2024
Adjusted operating expenses(1):
North America Contract	$134.9	$127.3
International Contract	44.9	40.6
Global Retail	109.9	103.3
Total reportable segment adjusted operating expenses	289.7	271.2
Corporate	18.3	15.7
Total	$308.0	$286.9
(1) Adjusted operating expenses is defined as operating expenses excluding, when they occur, the impacts of restructuring charges, integration charges, amortization of Knoll purchased intangibles and impairment charges.

	Three Months Ended
(In millions)	August 30, 2025	August 31, 2024
Adjusted operating earnings:
North America Contract	$61.1	$44.9
International Contract	14.3	13.3
Global Retail	3.0	7.4
Total segment adjusted operating earnings	$78.4	$65.6

	Three Months Ended
(In millions)	August 30, 2025	August 31, 2024
Reconciliation to net earnings:
Total segment adjusted operating earnings	$78.4	$65.6
Corporate adjusted operating loss	(18.3)	(15.7)
Total consolidated adjusted operating earnings	60.1	49.9
Net earnings attributable to redeemable noncontrolling interests	0.9	0.7
Net earnings (loss) from:
Equity earnings from nonconsolidated affiliates, net of tax	—	0.1
Income tax expense (benefit)	7.6	(1.1)
Other expense (income), net	7.5	(1.4)
Interest and other investment (income)	(1.1)	(1.6)
Interest expense	18.4	19.9
Restructuring charges	0.5	—
Integration charges	—	28.3
Amortization of Knoll purchased intangibles	6.1	5.9
Knoll pension plan termination charges	—	0.5
Net earnings (loss) attributable to MillerKnoll, Inc.	$20.2	$(1.2)

	Three Months Ended
(In millions)	August 30, 2025	August 31, 2024
Depreciation and amortization:
North America Contract	$20.8	$20.6
International Contract	5.9	6.7
Global Retail	8.7	7.3
Total	$35.4	$34.6
Capital expenditures:
North America Contract	$15.8	$10.6
International Contract	4.5	7.7
Global Retail	10.4	4.3
Total	$30.7	$22.6
Many of the Company's assets, including manufacturing, office and showroom facilities, support multiple segments. For that reason, it is impractical to disclose asset information on a segment basis.

14. Restructuring and Integration Expense
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
For the three months ended August 30, 2025, there were no costs incurred related to the Knoll Integration.
For the three months ended August 31, 2024, we incurred $28.3 million of costs related to the Knoll Integration which was comprised of $25.8 million of long-lived asset impairment costs and other costs related to the consolidation of facilities as well as $2.5 million of other integration costs.
No liability balance remains as of August 30, 2025 for Knoll Integration costs that qualify as exit and disposal costs under U.S. GAAP.
The following is a summary of integration expenses by segment for the periods indicated:

	Three Months Ended
(In millions)	August 30, 2025	August 31, 2024
North America Contract	$—	$24.8
International Contract	—	3.2
Global Retail	—	0.3
Corporate	—	—
Total	$—	$28.3
Restructuring Activities
During the first quarter of fiscal year 2026, the Company announced an action related to the 2026 restructuring plan ("2026 restructuring plan") to reduce expenses. This restructuring activity included expenses related to a facilities consolidation plan, comprised primarily of accelerated depreciation of fixed assets. During the three months ended August 30, 2025, the Company incurred $0.5 million of restructuring charges related to the 2026 restructuring plan.

During the third quarter of fiscal year 2025, the Company announced actions related to the 2025 restructuring plan ("2025 restructuring plan") to reduce expenses. This restructuring activity included involuntary reductions in workforce as well as non-cash right of use asset impairment charges. For the year ended May 31, 2025, the Company incurred $14.8 million of restructuring charges related to the 2025 restructuring plan. The restructuring plan was complete in fiscal 2025 and no future costs related to this plan are expected.
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
The following table provides an analysis of the changes in the restructuring cost reserve that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and exit and disposal activities) for the 2026 restructuring plan for the three months ended August 30, 2025:

	2026 Restructuring Plan
(In millions)	Severance and Employee Related	Exit and Disposal Activities	Total
May 31, 2025	$—	$—	$—
Restructuring Costs	—	0.5	0.5
Amounts Paid	—	—	—
Non-Cash Costs	—	(0.5)	(0.5)
August 30, 2025	$—	$—	$—

The following table provides an analysis of the changes in the restructuring cost reserve that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and exit and disposal activities) for the 2025 restructuring plan for the three months ended August 30, 2025:

	2025 Restructuring Plan
(In millions)	Severance and Employee Related	Exit and Disposal Activities	Total
May 31, 2025	$7.0	$—	$7.0
Restructuring Costs	—	—	—
Amounts Paid	(4.9)	—	(4.9)
Non-Cash Costs	—	—	—
August 30, 2025	$2.1	$—	$2.1
The Company expects that remaining liability for the 2025 restructuring plan as of August 30, 2025, will be paid in fiscal year 2026.
The following table provides an analysis of the changes in the restructuring cost reserve that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and exit and disposal activities) for the 2024 restructuring plan for the three months ended August 30, 2025:

	2024 Restructuring Plan
(In millions)	Severance and Employee Related	Exit and Disposal Activities	Total
May 31, 2025	$1.0	$—	$1.0
Restructuring Costs	—	—	—
Amounts Paid	(0.4)	—	(0.4)
Non-Cash Costs	—	—	—
August 30, 2025	$0.6	$—	$0.6

The Company expects that remaining liability for the 2024 restructuring plan as of August 30, 2025, will be paid in fiscal year 2026.
The following is a summary of restructuring costs by segment for the periods indicated:

	Three Months Ended
(In millions)	August 30, 2025	August 31, 2024
North America Contract	$0.5	$—
International Contract	—	—
Global Retail	—	—
Total	$0.5	$—
15. Variable Interest Entities
The Company entered into long-term notes receivable with certain independently owned dealers that are deemed to be variable interests in variable interest entities. The carrying value of these notes receivable was $12.9 million and $13.5 million as of August 30, 2025, and May 31, 2025, respectively, and represents the Company’s maximum exposure to loss. The Company is not deemed to be the primary beneficiary for any of these variable interest entities as each independently owned dealer controls the activities that most significantly impact the entity’s economic performance, including sales, marketing, and operations.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except share data)
The following is management's discussion and analysis of certain significant factors that affected the Company's financial condition, earnings, and cash flows during the periods included in the accompanying Condensed Consolidated Financial Statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2025. References to “Notes” are to the footnotes included in the accompanying Condensed Consolidated Financial Statements.
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
The following is a summary of results for the three months ended August 30, 2025:
•Net sales were $955.7 million and orders were $885.4 million, representing an increase of 10.9% and a decrease of 5.4%, respectively, when compared to the same quarter of the prior year. On an organic basis, which excludes the impact of foreign currency translation, Net sales were $947.4 million(*) and orders were $877.5 million(*), representing an organic increase of 10.0%(*) and an organic decrease of 6.2%(*), respectively, when compared to the same quarter of the prior year.
•Gross margin in the first quarter was 38.5%, a decrease of 50 basis points when compared to the same quarter of the prior year, related primarily to the impact of increased net tariff-related costs in the period, which were offset in part by benefit from leverage on higher sales volume.
•Operating expenses decreased $6.5 million or 2.0% as compared to the same quarter of the prior year. The decrease was driven primarily by a $27.8 million decrease in integration charges as compared to the same period of the prior year. This decrease was offset in part by an increase in variable sales expenses, compensation and benefit costs and costs associated with the opening of additional retail stores.
•The effective tax rate was 26.5% compared to 66.2% for the same quarter of the prior year. The change as compared to the prior year resulted primarily from the level of net income or net loss in the periods as well as the impact of discrete items in each of the periods.
•Diluted earnings per share in the quarter was $0.29 as compared to diluted loss per share of $0.02 in the prior year. Adjusted diluted earnings per share was $0.45(*), a 25.0%(*) increase as compared to the prior year quarter.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

The following summary includes the Company's view of the economic environment in which it operates:
•The North America Contract segment in the first quarter reported Net sales totaling $533.9 million, up 12.1% compared to the prior year period on a reported and organic basis. North America Contract had new orders of $492.2 million, which represents a decrease of 8.2% from the prior year on both a reported and organic basis.
•The International Contract segment delivered Net sales in the first quarter of $167.5 million, an increase of 14.4% from the year-ago period on a reported basis and an increase of 11.3%(*) organically. New orders in this segment totaled $154.5 million, representing a year-over-year decrease of 6.5% on a reported basis and a decrease of 9.2%(*) organically.
•Net sales in the first quarter for the Global Retail segment totaled $254.3 million, an increase of 6.4% over the same quarter last year on a reported basis and an increase of 4.9%(*) organically. Orders in the quarter totaled $238.7 million, up 1.7% compared to the same period last year on a reported basis and up 0.3%(*) organically.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

The Company's fiscal year is the 52 or 53 week period ending on the Saturday closest to May 31. The fiscal year ending May 30, 2026 ("fiscal 2026") and the fiscal year ended May 31, 2025 ("fiscal 2025") both contain 52 weeks.
The remaining sections within Item 2 include additional analysis of the three months ended August 30, 2025, including discussion of significant variances compared to the prior year periods.
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
Adjusted Earnings per Share represents reported diluted earnings per share excluding the impact from amortization of Knoll purchased intangibles, integration charges, restructuring expenses, Knoll pension plan termination charges, debt extinguishment charges and the related tax effect of these adjustments. These adjustments are described further below.
Organic Growth (Decline) represents the change in sales and orders, excluding currency translation effects.

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
•Restructuring charges: Includes costs associated with actions involving targeted workforce reductions, facility consolidation charges, and accelerated depreciation of fixed assets.
•Knoll pension plan termination charges: Includes expenses incurred associated with the termination of the Knoll pension plan which was completed in the second quarter of fiscal year 2025.
•Debt extinguishment charges: Includes expenses associated with the extinguishment of debt. We excluded these items from our non-GAAP measures because they relate to a specific transaction and are not reflective of our ongoing financial performance.
•Tax related items: We excluded the income tax benefit/provision effect of the tax related items from our non-GAAP measures because they are not associated with the tax expense on our ongoing operating results.

The following tables reconcile Net sales to Net sales, organic for the periods ended as indicated below:

	Three Months Ended
	August 30, 2025
	North America Contract	International Contract	Global Retail	Total
Net sales, as reported	$533.9	$167.5	$254.3	$955.7
% change from PY	12.1%	14.4%	6.4%	10.9%

Adjustments
Currency translation effects (1)	(0.1)	(4.6)	(3.6)	(8.3)
Net sales, organic	$533.8	$162.9	$250.7	$947.4
% change from PY	12.1%	11.3%	4.9%	10.0%

	Three Months Ended
	August 31, 2024
	North America Contract	International Contract	Global Retail	Total
Net sales, as reported	$476.2	$146.4	$238.9	$861.5
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period.

The following tables reconcile orders as reported to organic orders for the periods ended as indicated below:

	Three Months Ended
	August 30, 2025
	North America Contract	International Contract	Global Retail	Total
Orders, as reported	$492.2	$154.5	$238.7	$885.4
% change from PY	(8.2)%	(6.5)%	1.7%	(5.4)%

Adjustments
Currency translation effects (1)	(0.1)	(4.5)	(3.3)	(7.9)
Orders, organic	$492.1	$150.0	$235.4	$877.5
% change from PY	(8.2)%	(9.2)%	0.3%	(6.2)%

	Three Months Ended
	August 31, 2024
	North America Contract	International Contract	Global Retail	Total
Orders, as reported	$536.0	$165.2	$234.7	$935.9
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period.

The following table reconciles earnings per share - diluted to adjusted earnings per share - diluted for the periods ended as indicated below:

	Three Months Ended
	August 30, 2025	August 31, 2024
Earnings (loss) per share - diluted	$0.29	$(0.02)

Add: Amortization of Knoll purchased intangibles	0.09	0.08
Add: Integration charges	—	0.40
Add: Restructuring charges	0.01	—
Add: Debt extinguishment charges	0.11	—
Add: Knoll pension plan termination charges	—	0.01
Tax impact on adjustments	(0.05)	(0.11)
Adjusted earnings per share - diluted	$0.45	$0.36
Weighted average shares outstanding (used for calculating adjusted earnings per share) – diluted	69,194,506	70,206,373

Key Highlights
The following table presents certain key highlights from the results of operations for the three months ended:

	Three Months Ended
(In millions, except share data)	August 30, 2025	August 31, 2024	% Change
Net sales	$955.7	$861.5	10.9%
Cost of sales	587.6	525.2	11.9%
Gross margin	368.1	336.3	9.5%
Operating expenses	314.6	321.1	(2.0)%
Operating earnings	53.5	15.2	252.0%
Other expenses, net	24.8	16.9	46.7%
Earnings (loss) before income taxes and equity income	28.7	(1.7)	N/A
Income tax expense (benefit)	7.6	(1.1)	N/A
Equity earnings (loss) from nonconsolidated affiliates, net of tax	—	0.1	N/A
Net earnings (loss)	21.1	(0.5)	N/A
Net earnings attributable to redeemable noncontrolling interests	0.9	0.7	28.6%
Net earnings (loss) attributable to MillerKnoll, Inc.	$20.2	$(1.2)	N/A
Earnings (loss) per share - basic	$0.29	$(0.02)	N/A
Orders	$885.4	$935.9	(5.4)%
Backlog	$690.9	$758.0	(8.9)%
The following table presents select components of the Company's Condensed Consolidated Statements of Comprehensive Income (Loss) as a percentage of Net sales, for the three months ended:

	Three Months Ended
	August 30, 2025	August 31, 2024
Net sales	100.0%	100.0%
Cost of sales	61.5%	61.0%
Gross margin	38.5%	39.0%
Operating expenses	32.9%	37.3%
Operating earnings	5.6%	1.8%
Other expenses, net	2.6%	2.0%
Earnings (loss) before income taxes and equity income	3.0%	(0.2)%
Income tax expense (benefit)	0.8%	(0.1)%
Net earnings (loss)	2.2%	(0.1)%
Net earnings attributable to redeemable noncontrolling interests	0.1%	0.1%
Net earnings (loss) attributable to MillerKnoll, Inc.	2.1%	(0.1)%

Net Sales
The following chart presents graphically the primary drivers of the year-over-year change in Net sales for the three months ended August 30, 2025. The amounts presented in the graph are expressed in millions and have been rounded.
Net sales increased $94.2 million or 10.9% in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025. The increase was primarily driven by:
•Higher sales volumes in the North America Contract, International Contract, and Global Retail segments, contributed approximately $54 million, $21 million, $9 million, respectively.
•Favorable foreign currency translation, which increased net sales by approximately $8 million.
•Price increases, net of incremental discounting, positively impacted net sales by approximately $2 million. This includes the favorable impact of pricing actions taken to help offset tariff cost pressures.

Gross Margin
Gross margin was 38.5% in the first quarter of fiscal 2026 as compared to 39.0% in the first quarter of fiscal 2025. The year-over-year change in gross margin percentage was primarily driven by the following factors:
•Tariff-related costs, net of pricing actions taken to help offset costs, adversely impacted gross margin by approximately 110 basis points.
•These impacts were partially offset by favorable leverage on fixed costs due to higher sales volumes.

Operating Expenses
The following chart presents graphically the primary drivers of the year-over-year change in Operating expenses for the three months ended August 30, 2025. The amounts presented in the graphs are expressed in millions and have been rounded.

Operating expenses decreased by $6.5 million or 2.0% in the first quarter of fiscal 2026 compared to the prior year period. The following factors contributed to the change:
•A reduction in acquisition-related integration charges, which totaled approximately $28 million. This benefit was partially offset by:
•Increased fixed and variable compensation costs of approximately $9 million.
•Variable selling costs, including sales-based commissions and royalty expenses which rose by approximately $8 million compared to the prior year period.
•Incremental costs of $3 million associated with the expansion of our retail store footprint.
•Foreign currency translation also contributed an unfavorable impact of approximately $2 million relative to the prior year.
Other Income/Expense
During the three months ended August 30, 2025, net Other expense was $24.8 million, representing an increase of $7.9 million compared to the same period in the prior year. The change was primarily driven by a loss on extinguishment of debt of approximately $7.8 million incurred in connection with the refinancing of term loan debt during the current period.
Income Taxes
See Note 8 of the Condensed Consolidated Financial Statements for additional information.

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
The North America Contract segment includes the operations associated with the design, sourcing, manufacture, and sale of furniture products directly or indirectly through an independent dealership network for office, healthcare, and educational environments throughout the United States and Canada as well as the global operations of the Spinneybeck|FilzFelt, Maharam, Edelman, and Knoll Textile brands.
The International Contract segment includes the operations associated with the design, sourcing, manufacture, and sale of furniture products directly or indirectly through an independent dealership network in Europe, the Middle East, Africa, Asia-Pacific and Latin America.
The Global Retail segment includes global operations associated with the sale of modern design furnishings and accessories to third party retailers, as well as direct to consumer sales through eCommerce, direct-mail catalogs, and physical retail stores, along with the global operations of the Holly Hunt brand.
The Company also reports a “Corporate” category consisting primarily of unallocated expenses related to general corporate functions, including, but not limited to, certain legal, executive, corporate finance, information technology, administrative and acquisition-related costs. For descriptions of each segment, refer to Note 13 of the Condensed Consolidated Financial Statements.
The charts below present the relative mix of net sales and operating earnings across each of the Company's segments during the three month period ended August 30, 2025. This is followed by a discussion of the Company's results, by reportable segment. The amounts presented in the charts are in millions and have been rounded.

Global Retail; $254.3; 27%
North America Contract; $533.9; 56%
International Contract; $167.5; 17%

Operating Earnings by Operating Segment
Three Months Ended August 30, 2025
$56.9
$13.5
$1.4
$(18.3)
North America Contract
International Contract
Global Retail
Corporate

North America Contract

	Three Months Ended
(Dollars in millions)	August 30, 2025	August 31, 2024	Change
Net sales	$533.9	$476.2	$57.7
Gross margin	196.0	171.7	24.3
Gross margin %	36.7%	36.1%	0.6%
Operating earnings	56.9	16.1	40.8
Operating earnings %	10.7%	3.4%	7.3%
For the three month comparative period, Net sales increased 12.1%(*) on both a reported and an organic basis compared to the prior year period. This growth was primarily driven by:
•Increased sales volumes within the segment, contributing approximately $54 million to the increase;
•Price increases, net of incremental discounting positively impacted net sales by approximately $4 million. This includes the favorable impact of tariff-related pricing actions.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

For the three month comparative period, operating earnings increased $40.8 million, or 253.4%, over the prior year period due to:
•Increased Gross margin of $24.3 million due to the increase in sales noted above and an increase in gross margin percentage of 60 basis points. The increase in gross margin percentage was due primarily to:
◦Favorable leverage on fixed costs due to higher sales volumes, which contributed approximately 110 basis points to gross margin improvement.
◦Reduced freight and product distribution costs increased margin by approximately 80 basis points.
◦These were partially offset by the impact of tariff-related costs, which more than offset pricing actions taken to help offset tariffs. The net impact of tariffs in the quarter as compared to the prior year adversely impacted gross margin by approximately 130 basis points.
•Decreased Operating expenses of $16.5 million driven primarily by:
◦A reduction in acquisition-related integration charges, which totaled approximately $25 million. This benefit was partially offset by increased variable selling costs, including sales-based commissions and royalty expenses.

International Contract

	Three Months Ended
(Dollars in millions)	August 30, 2025	August 31, 2024	Change
Net sales	$167.5	$146.4	$21.1
Gross margin	59.2	53.9	5.3
Gross margin %	35.3%	36.8%	(1.5)%
Operating earnings	13.5	9.5	4.0
Operating earnings %	8.1%	6.5%	1.6%
For the three month comparative period, Net sales increased 14.4%, or 11.3%(*) on an organic basis compared to the prior year period. This growth was primarily driven by:
•Higher sales volumes within the segment, contributing approximately $21 million to the increase;
•Favorable foreign currency translation, which increased net sales by approximately $5 million.
•These gains were partially offset by incremental discounting attributable to regional and product sales mix, net of price increases, which adversely impacted net sales by approximately $5 million.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."
For the three month comparative period, operating earnings increased $4.0 million or 42.1%, over the prior year period due to:
•Increased Gross margin of $5.3 million driven by the higher sales volumes explained above, which more than offset a decline in gross margin percentage of 150 basis points. The decrease in gross margin percentage was due primarily to:
◦Incremental discounting, net of price increases attributable to regional and product sales mix, resulted in a negative impact of approximately 240 basis points.
◦Tariff-related costs adversely impacted gross margin by approximately 50 basis points.
◦Unfavorable foreign currency translation further reduced margin by approximately 30 basis points.
◦These pressures were partially offset by favorable operating leverage on fixed costs resulting from increased sales volumes, which contributed approximately 170 basis points to margin improvement.
•Increased Operating expenses of $1.3 million. The following factors contributed to the change:
◦Increased fixed and variable compensation costs of $3 million.
◦Foreign currency translation which contributed an unfavorable impact of approximately $1 million relative to the prior year.
◦These increases were partially offset by a reduction in acquisition-related integration charges, which totaled approximately $3 million.
Global Retail

	Three Months Ended
(Dollars in millions)	August 30, 2025	August 31, 2024	Change
Net sales	$254.3	$238.9	$15.4
Gross margin	112.9	110.7	2.2
Gross margin %	44.4%	46.3%	(1.9)%
Operating earnings	1.4	5.3	(3.9)
Operating earnings %	0.6%	2.2%	(1.6)%

For the three month comparative period, Net sales increased 6.4%, and 4.9%(*) on an organic basis compared to the prior year period. This growth was primarily driven by:
•Higher sales volumes within the segment, contributing approximately $9 million to the increase.
•Favorable foreign currency translation, which increased net sales by approximately $3 million.
•Price increases, net of incremental discounting positively impacted net sales by approximately $3 million. This includes the favorable impact of pricing actions taken to help offset tariff cost pressures.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

For the three month comparative period, Operating earnings decreased $3.9 million or 73.6% as compared to the prior year period due to:
•Increased Gross margin of $2.2 million driven by the higher sales volumes explained above, which was offset by a decline in gross margin percentage of 190 basis points. The decrease in gross margin percentage was due primarily to:
◦Increased freight and product distribution costs, net of freight revenue, as compared to the same period of the prior year which reduced margin by approximately 160 basis points.
◦Tariff-related costs, net of pricing actions taken to help offset costs, which adversely impacted gross margin by approximately 50 basis points.
◦Unfavorable foreign currency translation further reduced margin by approximately 40 basis points.
◦These margin percentage pressures were partially offset by favorable operating leverage on fixed costs driven by increased sales volumes and a more favorable product mix which added approximately 60 basis points to margin improvement.
•Increased Operating expenses of $6.1 million. The following factors contributed to the change:
◦Increased fixed and variable compensation costs of approximately $3 million.
◦Incremental costs of $3 million associated with the expansion of our retail store footprint.
Corporate
Corporate unallocated expenses totaled $18.3 million for the first quarter of fiscal 2026, an increase of $2.6 million from the first quarter of fiscal 2025 related primarily to fixed and variable compensation expense.
Liquidity and Capital Resources
The table below summarizes the net change in Cash and cash equivalents for the three months ended as indicated.

(In millions)	August 30, 2025	August 31, 2024
Cash provided by (used in):
Operating activities	$9.4	$21.1
Investing activities	(30.5)	(22.3)
Financing activities	(9.2)	(20.3)
Effect of exchange rate changes	3.8	0.8
Net change in Cash and cash equivalents	$(26.5)	$(20.7)

Cash Flows - Operating Activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture, distribute, and market our products. Net cash provided by operating activities for the three months ended August 30, 2025, totaled $9.4 million compared to $21.1 million in the same period of the prior year. The decrease in cash inflow is due primarily to a net increase in working capital. Our working capital consists primarily of receivables from customers, inventory, prepaid expenses, accounts payable, accrued compensation, and accrued other expenses. The following all affect these account balances:
•Fluctuations in inventory levels; and
•The timing of collection of our receivables; and
•Changes in accruals related to variable compensation.
Cash Flows - Investing Activities
Cash used in investing activities for the three months ended August 30, 2025, was $30.5 million, as compared to $22.3 million in the same period of the prior year. The increase was primarily driven by higher capital expenditures in the current year.
At the end of the first quarter of fiscal 2026, there were outstanding commitments for capital purchases of $14.9 million. The Company plans to fund these commitments through a combination of cash on hand and cash flows from operations. The Company expects full-year capital purchases to be between $120 million and $130 million, which will be primarily related to investments in the Company's facilities, (including manufacturing, showrooms, and retail stores) and equipment as well as investments associated with achieving the Company's sustainability goals. This compares to full-year capital spending of $107.6 million in fiscal 2025. Capital expenditures for the first three months of fiscal 2026 were $30.7 million compared to $22.6 million for the three months ended August 31, 2024.
Cash Flows - Financing Activities
Cash used in financing activities for the three months ended August 30, 2025, was $9.2 million, as compared to $20.3 million in the same period of the prior year. The decrease in cash used in the current year, compared to the prior year, was primarily due to:
•The Company repurchased 377,995 shares at a cost of $7.2 million in the current period as compared to 1,544,733 share repurchases totaling $43.7 million in the same period of the prior year.
•Net borrowings on the credit agreement of $68.9 million in the current period compared to net borrowings of $43.1 million in the same period of the prior year. This was offset in part by:
•The refinancing of Term Loan B resulted in a net cash outflow of $58.7 million in the current period. In the prior year, term loan debt was reduced by $9.1 million through scheduled principal payments.
•Deferred financing costs of $1.2 million were incurred in the current period in connection with the refinancing of Term Loan B.
Sources of Liquidity
The Company maintains an open market share repurchase program under our existing share repurchase authorization and may repurchase shares from time to time based on management’s evaluation of market conditions, share price and other factors.
At the end of the first quarter of fiscal 2026, the Company had a well-positioned balance sheet and liquidity profile. The Company has access to liquidity through credit facilities as well as cash and cash equivalents. These sources have been summarized below. For additional information, refer to Note 11 to the Condensed Consolidated Financial Statements.

(In millions)	August 30, 2025	May 31, 2025
Cash and cash equivalents	$167.2	$193.7
Availability under syndicated revolving line of credit	313.3	382.2
Total liquidity	$480.5	$575.9
Of the Cash and cash equivalents noted above at the end of the first quarter of fiscal 2026, the Company had $158.6 million of Cash and cash equivalents held outside the United States.

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
As of August 30, 2025, the total debt outstanding related to borrowings under the syndicated revolving line of credit was $399.7 million with available borrowings on this facility of $313.3 million.
The Company intends to repatriate $137.3 million of undistributed foreign earnings all of which is held in cash in certain foreign jurisdictions with the remainder of undistributed earnings outside the U.S. recorded in working capital. The Company has recorded a $3.5 million deferred tax liability related to foreign withholding taxes on these future dividends received in the U.S. from foreign subsidiaries. A significant portion of the $137.3 million of undistributed foreign earnings was previously taxed under the U.S. Tax Cut and Jobs Act (TCJA). The Company intends to remain indefinitely reinvested in the remaining undistributed earnings outside the U.S. which is estimated to be approximately $382.9 million on August 30, 2025.
The Company believes cash on hand, cash generated from operations, and borrowing capacity will provide adequate liquidity to fund near term and foreseeable future business operations, capital needs, upcoming debt maturities, future dividends and share repurchases, subject to financing availability in the marketplace.
Contractual Obligations
Contractual obligations associated with ongoing business and financing activities will require cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments as of May 31, 2025, was provided in the Company's Annual Report on Form 10-K for the year ended May 31, 2025. There have been no material changes in such obligations since that date.
Guarantees
See Note 10 to the Condensed Consolidated Financial Statements.
Variable Interest Entities
See Note 15 to the Condensed Consolidated Financial Statements.
Contingencies
See Note 10 to the Condensed Consolidated Financial Statements.
Critical Accounting Policies
The Company strives to report financial results clearly and understandably. The Company follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which require certain estimates and judgments that affect the financial position and results of operations for the Company. The Company continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Company's Annual Report on Form 10-K for the year ended May 31, 2025.
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
For additional information about other factors that could cause actual results to differ materially from those described in the forward-looking statements, please refer to MillerKnoll’s periodic reports and other filings with the SEC, including the risk factors identified in our most recent Quarterly Reports on Form 10-Q and Annual Report on Form 10-K for the year ended May 31, 2025. The forward-looking statements included in this report are made only as of the date hereof. MillerKnoll does not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances, except as required by law.
Item 3: Quantitative and Qualitative Disclosures About Market Risk
The information concerning quantitative and qualitative disclosures about market risk contained in the Company’s Annual Report on Form 10-K for the year ended May 31, 2025, has not changed materially. The nature of market risks from interest rates and commodity prices has not changed materially during the first three months of fiscal 2026.
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

Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 30, 2025, and the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company's disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended August 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1: Legal Proceedings
There have been no material changes in the Company's legal proceedings from those set forth in the Company's Annual Report on Form 10-K for the year ended May 31, 2025.
Item 1A: Risk Factors
There have been no material changes in the Company's risk factors from those set forth in the Company's Annual Report on Form 10-K for the year ended May 31, 2025.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company has one share repurchase plan authorized by the Board of Directors on January 16, 2019, which provides a share repurchase authorization of $250.0 million with no specified expiration date. On July 16, 2024, the Company announced that the Board of Directors approved an increase to this repurchase plan to authorize an additional $200 million to fund share repurchases. The approximate dollar value of shares available for purchase under the plan at August 30, 2025, was $174.2 million.
The following is a summary of share repurchase activity during the fiscal quarter ended August 30, 2025.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions) (2)
6/1/2025 - 6/28/2025	—	$—	—	$181.4
6/29/2025 - 7/26/2025	235,056	$19.50	—	$176.8
7/27/2025 - 8/30/2025	142,939	$18.21	—	$174.2
Total	377,995		—
(1) All purchases were made, at the election of participants, to satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting that we withhold shares with a value equal to the amount of the withholding obligation.

(2) Amounts are as of the end of the period indicated.

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
Item 6: Exhibits
The following exhibits (listed by number corresponding to the Exhibit table as Item 601 in Regulation S-K) are filed with this Report:

Exhibit Number    Document
10.1    Amendment No. 4 to Credit Agreement, dated as of August 7, 2025, by and among MillerKnoll, Inc., certain subsidiaries of MillerKnoll, Inc., Goldman Sachs Bank USA, Wells Fargo Bank, National Association, and the lenders and other parties thereto (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the registrant on August 11, 2025)
31.1     Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2     Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1     Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2     Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS    The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.
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
MillerKnoll, Inc.

September 29, 2025	/s/ Andrea R. Owen
Andrea R. Owen
President and Chief Executive Officer
(Duly Authorized Signatory for Registrant)

September 29, 2025	/s/ Kevin J. Veltman
Kevin J. Veltman
Interim Chief Financial Officer
(Duly Authorized Signatory for Registrant)