Form 10-Q
period 2025-11-29
MILLERKNOLL, INC.
filed 2026-01-05
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 29, 2025
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

As of January 2, 2026, MillerKnoll, Inc. had 68,249,980 shares of common stock outstanding.

MillerKnoll, Inc.
Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements
MillerKnoll, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)

(Dollars in millions, except share data)	Three Months Ended		Six Months Ended
(Unaudited)	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Net sales	$955.2	$970.4	$1,910.9	$1,831.9
Cost of sales	583.0	593.4	1,170.6	1,118.6
Gross margin	372.2	377.0	740.3	713.3
Operating expenses:
Selling, general and administrative	298.3	289.9	592.1	588.3
Restructuring expense	1.4	—	1.9	—
Design and research	24.0	24.6	44.3	47.3
Total operating expenses	323.7	314.5	638.3	635.6
Operating earnings	48.5	62.5	102.0	77.7
Interest expense	17.9	20.4	36.3	40.3
Interest and other investment income	(0.7)	(1.5)	(1.8)	(3.1)
Other (income) expense, net	(1.2)	(1.3)	6.3	(2.7)
Earnings before income taxes and equity income	32.5	44.9	61.2	43.2
Income tax expense	7.3	9.8	14.9	8.7
Equity earnings from nonconsolidated affiliates, net of tax	—	0.1	—	0.2
Net earnings	25.2	35.2	46.3	34.7
Net earnings attributable to redeemable noncontrolling interests	1.0	1.1	1.9	1.8
Net earnings attributable to MillerKnoll, Inc.	$24.2	$34.1	$44.4	$32.9

Earnings per share - basic	$0.35	$0.49	$0.65	$0.47
Earnings per share - diluted	$0.35	$0.49	$0.64	$0.47

Other comprehensive (loss), net of tax
Foreign currency translation adjustments	$(9.8)	$(36.2)	$8.6	$(20.8)
Pension and post-retirement liability adjustments	0.1	2.8	0.2	2.9
Unrealized (loss) gain on interest rate swap agreement	(3.2)	3.6	(9.0)	(17.7)
Other comprehensive (loss), net of tax	$(12.9)	$(29.8)	$(0.2)	$(35.6)
Comprehensive income (loss)	12.3	5.4	46.1	(0.9)
Comprehensive income attributable to redeemable noncontrolling interests	1.0	1.1	1.9	1.8
Comprehensive income (loss) attributable to MillerKnoll, Inc.	$11.3	$4.3	$44.2	$(2.7)
See accompanying notes to Condensed Consolidated Financial Statements.

MillerKnoll, Inc.
Condensed Consolidated Balance Sheets

(Dollars in millions, except share data)
(Unaudited)	November 29, 2025	May 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$180.4	$193.7
Accounts receivable, net of allowance of $9.2 and $9.3	325.3	350.2
Unbilled accounts receivable	36.6	26.9
Inventories	477.8	447.5
Prepaid expenses	82.7	74.6
Other current assets	15.6	15.8
Total current assets	1,118.4	1,108.7
Property and equipment, at cost	1,680.7	1,638.8
Less — accumulated depreciation	(1,179.2)	(1,142.7)
Net property and equipment	501.5	496.1
Right of use assets	407.9	411.2
Goodwill	1,157.4	1,152.4
Indefinite-lived intangibles	434.7	432.5
Other amortizable intangibles, net of accumulated amortization of $285.8 and $265.4	230.5	247.5
Other noncurrent assets	96.0	101.8
Total Assets	$3,946.4	$3,950.2

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$257.1	$271.3
Short-term borrowings and current portion of long-term debt	20.7	16.0
Accrued compensation and benefits	84.0	92.5
Short-term lease liability	77.8	72.0
Accrued warranty	17.0	16.8
Customer deposits	80.2	102.5
Other accrued liabilities	134.9	132.7
Total current liabilities	671.7	703.8
Long-term debt	1,320.9	1,310.6
Pension and post-retirement benefits	7.1	7.1
Lease liabilities	400.7	413.4
Other liabilities	183.2	180.2
Total Liabilities	2,583.6	2,615.1
Redeemable noncontrolling interests	63.1	59.3
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 68,249,980 and 67,804,913 shares issued and outstanding in fiscal 2026 and 2025, respectively)	13.7	13.6
Additional paid-in capital	684.0	679.1
Retained earnings	684.2	665.1
Accumulated other comprehensive loss	(82.2)	(82.0)
Total Stockholders' Equity	1,299.7	1,275.8
Total Liabilities, Redeemable Noncontrolling Interests, and Stockholders' Equity	$3,946.4	$3,950.2
See accompanying notes to Condensed Consolidated Financial Statements.

MillerKnoll, Inc.
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Six Months Ended
(Unaudited)	November 29, 2025	November 30, 2024
Cash Flows from Operating Activities:
Net earnings	$46.3	$34.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	72.0	70.3
Stock-based compensation	15.1	17.9
Amortization of deferred financing costs	1.4	2.3
Loss on extinguishment of debt	7.8	—
Deferred taxes	(0.1)	0.9
Restructuring expense	2.0	—
Increase in current assets	(20.7)	(75.1)
(Decrease) increase in current liabilities	(45.5)	18.0
Other, net	(4.3)	7.4
Net Cash Provided by Operating Activities	74.0	76.4

Cash Flows from Investing Activities:
Advances of notes receivable	—	(2.3)
Collection of notes receivable	1.3	3.2
Capital expenditures	(61.3)	(44.9)
Other, net	(0.3)	(0.8)
Net Cash Used in Investing Activities	(60.3)	(44.8)

Cash Flows from Financing Activities:
Repayments of long-term debt	(605.6)	(18.1)
Proceeds from issuance of debt, net of costs	544.4	—
Payments of deferred financing costs	(1.4)	—
Proceeds from credit facility	659.6	486.6
Repayments of credit facility	(645.4)	(413.5)
Proceeds from securitization facility	97.1	—
Repayments to securitization facility	(42.8)	—
Dividends paid	(25.6)	(26.2)
Common stock issued	1.6	3.4
Common stock repurchases and payments for taxes related to net share settlement of equity awards	(12.2)	(66.9)
Other, net	1.7	0.8
Net Cash Used in Financing Activities	(28.6)	(33.9)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1.6	(7.0)
Net Decrease in Cash and Cash Equivalents	(13.3)	(9.3)

Cash and Cash Equivalents, Beginning of Period	193.7	230.4
Cash and Cash Equivalents, End of Period	$180.4	$221.1
See accompanying notes to Condensed Consolidated Financial Statements.

MillerKnoll, Inc.
Condensed Consolidated Statements of Stockholders' Equity

	Six Months Ended November 29, 2025
(Dollars in millions, except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	MillerKnoll, Inc. Stockholders' Equity
(Unaudited)	Shares	Amount
May 31, 2025	67,804,913	$13.6	$679.1	$665.1	$(82.0)	$1,275.8
Net earnings	—	—	—	20.2	—	20.2
Other comprehensive loss, net of tax	—	—	—	—	12.7	12.7
Stock-based compensation expense	—	—	9.3	—	—	9.3
Exercise of stock options	8,445	—	0.1	—	—	0.1
Restricted and performance stock units released	1,030,034	0.2	0.1	—	—	0.3
Employee stock purchase plan issuances	38,231	—	0.7	—	—	0.7
Repurchase and retirement of common stock and common stock withheld for tax withholdings	(377,995)	(0.1)	(7.1)	—	—	(7.2)
Dividends declared ($0.1875 per share)	—	—	—	(13.1)	—	(13.1)
Other	—	—	—	0.7	—	0.7
August 30, 2025	68,503,628	$13.7	$682.2	$672.9	$(69.3)	$1,299.5
Net earnings	—	—	—	24.2	—	24.2
Other comprehensive income, net of tax	—	—	—	—	(12.9)	(12.9)
Stock-based compensation expense	—	—	5.8	—	—	5.8
Exercise of stock options	6,500	—	0.1	—	—	0.1
Restricted and performance stock units released	14,070	—	0.3	—	—	0.3
Employee stock purchase plan issuances	46,301	—	0.6	—	—	0.6
Repurchase and retirement of common stock and common stock withheld for tax withholdings	(320,519)	—	(5.0)	—	—	(5.0)
Dividends declared ($0.1875 per share)	—	—	—	(13.1)	—	(13.1)
Other	—	—	—	0.2	—	0.2
November 29, 2025	68,249,980	$13.7	$684.0	$684.2	$(82.2)	$1,299.7

	Six Months Ended November 30, 2024
(Dollars in millions, except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	MillerKnoll, Inc. Stockholders' Equity
(Unaudited)	Shares	Amount
June 1, 2024	70,377,692	$14.1	$725.3	$738.4	$(92.7)	$1,385.1
Net (loss)	—	—	—	(1.2)	—	(1.2)
Other comprehensive income, net of tax	—	—	—	—	(5.8)	(5.8)
Stock-based compensation expense	—	—	9.1	—	—	9.1
Exercise of stock options	71,848	—	1.5	—	—	1.5
Restricted and performance stock units released	393,591	0.1	0.1	—	—	0.2
Employee stock purchase plan issuances	30,002	—	0.8	—	—	0.8
Repurchase and retirement of common stock and common stock withheld for tax withholdings	(1,544,733)	(0.3)	(43.7)	—	—	(44.0)
Dividends declared ($0.1875 per share)	—	—	—	(13.2)	—	(13.2)
August 31, 2024	69,328,400	$13.9	$693.1	$724.0	$(98.5)	$1,332.5
Net earnings	—	—	—	34.1	—	34.1
Other comprehensive income, net of tax	—	—	—	—	(29.8)	(29.8)
Stock-based compensation expense	—	—	8.8	—	—	8.8
Exercise of stock options	21,318	—	0.4	—	—	0.4
Restricted and performance stock units released	6,323	—	0.4	—	—	0.4
Employee stock purchase plan issuances	32,251	—	0.7	—	—	0.7
Repurchase and retirement of common stock, including excise tax	(955,646)	(0.2)	(23.2)	—	—	(23.4)
Directors' fees	1,773	—	0.1	—	—	0.1
Dividends declared ($0.1875 per share)	—	—	—	(13.0)	—	(13.0)
November 30, 2024	68,434,419	$13.7	$680.3	$745.1	$(128.3)	$1,310.8
See accompanying notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share data)
(unaudited)
1. Description of Business and Basis of Presentation
MillerKnoll, Inc. (the "Company") researches, designs, manufactures and distributes interior furnishings for use in various environments including residential, office, healthcare, and educational settings and provides related services that support organizations and individuals all over the world. The Company's products are sold primarily through the following channels: independent contract furniture dealers, direct customer sales, owned and independent retailers, direct-mail catalogs, and the Company's eCommerce platforms.
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
The accompanying unaudited Condensed Consolidated Financial Statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly the financial position of the Company as of November 29, 2025. Operating results for the three and six months ended November 29, 2025, are not necessarily indicative of the results that may be expected for the year ending May 30, 2026 ("fiscal 2026"). These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2025 ("fiscal 2025"). All intercompany transactions have been eliminated in the Condensed Consolidated Financial Statements. The financial statements of equity method investments are not consolidated.
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

The Company’s net cash pool position consisted of the following:

(In millions)	November 29, 2025	May 31, 2025
Gross cash position	$133.3	$99.4
Less: cash borrowings	(125.6)	(98.0)
Net cash position	$7.7	$1.4
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
The Other category primarily consists of textiles, uncategorized product sales, and service sales.
Revenue disaggregated by product type and reportable segment is provided in the table below:

	Three Months Ended		Six Months Ended
(In millions)	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
North America Contract:
Workplace	$309.9	$324.0	$637.0	$603.0
Performance Seating	101.1	96.0	204.5	190.0
Lifestyle	52.9	61.2	109.0	116.8
Other	44.6	43.5	91.9	91.1
Total North America Contract	$508.5	$524.7	$1,042.4	$1,000.9

International Contract
Workplace	$44.7	$51.0	$89.2	$86.0
Performance Seating	72.3	80.9	145.4	148.3
Lifestyle	46.3	44.3	88.2	83.2
Other	7.6	6.2	15.6	11.3
Total International Contract	$170.9	$182.4	$338.4	$328.8

Global Retail:
Workplace	$2.1	$2.1	$4.1	$4.7
Performance Seating	56.3	53.2	101.9	97.0
Lifestyle	216.9	207.7	423.0	399.9
Other	0.5	0.3	1.1	0.6
Total Global Retail	$275.8	$263.3	$530.1	$502.2

Total	$955.2	$970.4	$1,910.9	$1,831.9

MillerKnoll, Inc.:
Workplace	$356.7	$377.1	$730.3	$693.7
Performance Seating	229.7	230.1	451.8	435.3
Lifestyle	316.1	313.2	620.2	599.9
Other	52.7	50.0	108.6	103.0
Total MillerKnoll, Inc.	$955.2	$970.4	$1,910.9	$1,831.9
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

	Three Months Ended		Six Months Ended
(In millions)	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Net sales:
United States	$684.2	$684.6	$1,378.6	$1,302.8
International	271.0	285.8	532.3	529.1
Total	$955.2	$970.4	$1,910.9	$1,831.9
Contract Balances
Customers may make payments before the satisfaction of the Company's performance obligation and recognition of revenue. These payments represent contract liabilities and are included within the caption “Customer deposits” in the Condensed Consolidated Balance Sheets. During the three and six months ended November 29, 2025, the Company recognized net sales of $14.2 million and $78.8 million, respectively, related to customer deposits that were included in the balance sheet as of May 31, 2025. During the three and six months ended November 30, 2024, the Company recognized net sales of $8.8 million and $81.6 million, respectively, related to customer deposits that were included in the balance sheet as of June 1, 2024.
4. Inventories

(In millions)	November 29, 2025	May 31, 2025
Finished goods and work in process	$357.9	$329.5
Raw materials	119.9	118.0
Total	$477.8	$447.5
Inventories are valued primarily using the first-in first-out method.
5. Goodwill and Indefinite-Lived Intangibles
Changes in the carrying amount of goodwill, by reportable segment, were as follows:

(In millions)	North America Contract(1)	International Contract	Global Retail(2)	Total
Balance at May 31, 2025	$590.8	$159.1	$402.5	$1,152.4
Foreign currency translation adjustments	1.3	1.2	2.5	5.0
Balance at November 29, 2025	$592.1	$160.3	$405.0	$1,157.4
(1) North America Contract segment had accumulated goodwill impairments of $36.7 million as of November 29, 2025, and May 31, 2025.
(2) Global Retail segment had accumulated goodwill impairments of $181.1 million as of November 29, 2025, and May 31, 2025.

Other indefinite-lived assets included in the Consolidated Balance Sheets consist of the following:

(In millions)	Indefinite-lived Intangible Assets
May 31, 2025	$432.5
Foreign currency translation adjustments	2.2
November 29, 2025	$434.7

Goodwill
Goodwill is tested for impairment at the reporting unit level annually, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. When testing goodwill for impairment, the Company may first assess qualitative factors. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is performed. The Company may also elect to bypass the qualitative testing and proceed directly to the quantitative testing. If the quantitative testing indicates that goodwill is impaired, the carrying value of goodwill is written down to fair value. During the third quarter of fiscal year 2025, the Company performed an assessment to determine whether there were indicators of a triggering event which could indicate the carrying amount of the reporting units may not be supported by the fair value. Although our annual impairment test is performed during the fourth quarter, we perform this qualitative assessment each interim reporting period. Through this assessment management identified an impairment triggering event associated with lower-than-expected operating results. This suggested that the fair value of one or more of our reporting units may have fallen below their carrying amount. Accordingly, we performed a quantitative valuation of each reporting unit during the third quarter of fiscal year 2025. During the second quarter of fiscal year 2026 there was no impairment triggering event identified.
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
In completing the third quarter fiscal year 2025 assessment of indefinite-lived trade name impairment, the respective fair values were estimated using discount rates ranging from 12.75% to 17.25%, royalty rates ranging from 1.00% to 3.00%, and long-term growth rates ranging from 2.50% to 3.00%. The Company’s estimates of the fair value of its indefinite-lived intangible assets are sensitive to changes in the key assumptions above as well as projected financial performance. If the estimated cash flows related to the Company's indefinite-lived intangibles were to decline in future periods, the Company may need to record additional impairment charges. Management has not identified any events or changes in circumstances that may indicate an indefinite-lived intangible is more likely than not to be impaired as of the second quarter of fiscal year 2026.

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
The table below presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share attributable to MillerKnoll, Inc.:

	Three Months Ended		Six Months Ended
	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Numerator:
Net earnings attributable to MillerKnoll, Inc. - in millions	$24.2	$34.1	$44.4	$32.9

Denominator:
Weighted-average common shares outstanding - basic	68,706,216	69,298,740	68,562,348	69,748,265
Potentially dilutive shares resulting from stock plans	201,295	734,219	447,722	1,020,282
Weighted-average common shares outstanding - diluted	68,907,511	70,032,959	69,010,070	70,768,547

Earnings per share attributable to MillerKnoll, Inc. - basic	$0.35	$0.49	$0.65	$0.47
Earnings per share attributable to MillerKnoll, Inc. - diluted	$0.35	$0.49	$0.64	$0.47

Antidilutive equity awards not included in weighted-average common shares - diluted	4,910,589	1,376,198	4,252,532	1,259,270
7. Stock-Based Compensation
The following table summarizes the stock-based compensation expense and related income tax effect for the three and six months ended:

	Three Months Ended		Six Months Ended
(In millions)	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Stock-based compensation expense	$5.8	$8.8	$15.1	$17.9
Related income tax effect	$1.4	$2.2	$3.7	$4.4
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

8. Income Taxes
The Company's process for determining the provision for income taxes for the three and six months ended November 29, 2025, involved using an estimated annual effective tax rate which was based on expected annual income and statutory tax rates across the various jurisdictions in which it operates. The effective tax rates were 22.5% and 21.8%, respectively, for the three month periods ended November 29, 2025, and November 30, 2024. The year over year change in the effective tax rate for the three months ended November 29, 2025, resulted from the prior year quarter reflecting favorable discrete impacts from return to provision true-ups related to the United States research and development credit and the current quarter having no comparable impacts. For both the three months ended November 29, 2025, and the three months ended November 30, 2024, the effective rate is higher than the United States federal statutory rate due to United States state income taxes and the mix of earnings in tax jurisdictions that had rates that were higher than the United States federal statutory rate.
The effective tax rates were 24.3% and 20.0%, respectively, for the six months ended November 29, 2025, and November 30, 2024. The year over year increase in the effective tax rate for the six months ended November 29, 2025, resulted from the current six months having unfavorable discrete impacts from stock compensation and the prior year period having favorable discrete impacts from return to provision true-ups related to the United States research and development tax credit. For the six months ended November 29, 2025, the effective tax rate is higher than the United States federal statutory rate due to United States state income taxes, the mix of earnings in tax jurisdictions having rates higher than the United States federal statutory rate and unfavorable discrete impacts from the vesting of stock compensation. For the six months ended November 30, 2024, the effective tax rate is lower than the United States federal statutory rate due to favorable discrete impacts from stock compensation and return to provision true-ups related to the United States research and development tax credit.
The Company recognizes interest and penalties related to uncertain tax benefits through Income tax expense in its Condensed Consolidated Statements of Comprehensive Income. Interest and penalties recognized in the Company's Condensed Consolidated Statements of Comprehensive Income were negligible for the three and six months ended November 29, 2025, and November 30, 2024.
9. Fair Value Measurements
The Company's financial instruments consist of cash equivalents, accounts and notes receivable, deferred compensation plans, accounts payable, debt, interest rate swaps, and foreign currency exchange contracts. The Company's financial instruments, other than long-term debt, are recorded at fair value.
The carrying value and fair value of the Company's long-term debt, including current maturities, is as follows for the periods indicated:

(In millions)	November 29, 2025	May 31, 2025
Carrying value	$1,350.2	$1,337.0
Fair value	$1,295.6	$1,330.7
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
The following table sets forth financial assets and liabilities measured at fair value through net income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of November 29, 2025, and May 31, 2025.

(In millions)	November 29, 2025		May 31, 2025
Financial Assets	NAV	Quoted prices with other observable inputs (Level 2)	NAV	Quoted prices with other observable inputs (Level 2)
Cash equivalents:
Money market funds	$2.9	$—	$10.8	$—
Other current assets:
Foreign currency forward contracts	—	1.0	—	0.8
Other noncurrent assets:
Deferred compensation plan	—	26.1	—	22.0
Total	$2.9	$27.1	$10.8	$22.8

Financial Liabilities
Other accrued liabilities:
Foreign currency forward contracts	$—	$1.0	$—	$0.2
Total	$—	$1.0	$—	$0.2
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
The following table sets forth financial assets and liabilities measured at fair value through other comprehensive income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of November 29, 2025, and May 31, 2025.

(In millions)		November 29, 2025	May 31, 2025
Financial Assets	Balance Sheet Location	Quoted Prices with Other Observable Inputs (Level 2)	Quoted Prices with Other Observable Inputs (Level 2)
Interest rate swap agreement	Other noncurrent assets	$17.3	$28.1
Total		$17.3	$28.1

Financial Liabilities
Interest rate swap agreement	Other liabilities	$3.2	$2.0
Total		$3.2	$2.0
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
The interest rate swaps were designated as cash flow hedges at inception and the facts and circumstances of the hedged relationships remain consistent with the initial quantitative effectiveness assessment in that the hedged instruments remain an effective accounting hedge as of November 29, 2025. Since a designated derivative meets hedge accounting criteria, the fair value of the hedge is recorded in the Consolidated Statements of Stockholders’ Equity as a component of Accumulated other comprehensive loss, net of tax. The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings. The interest rate swap agreements are assessed for hedge effectiveness on a quarterly basis. The impact of derivative instruments on our Condensed Consolidated Statements of Cash Flows is included in Net cash provided by operating activities.

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
The following table summarizes the effects of the interest rate swap agreements for the three and six months ended:

	Three Months Ended		Six Months Ended
(In millions)	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
(Loss) gain recognized in Other comprehensive loss (income) (effective portion)	$(3.2)	$3.6	$(9.0)	$(17.7)
Gain reclassified from Accumulated other comprehensive loss into earnings	$4.9	$6.8	$10.3	$14.5
There were no gains or losses recognized in earnings for hedge ineffectiveness for the three and six month periods ended November 29, 2025, and November 30, 2024. The amount of gain expected to be reclassified from Accumulated other comprehensive income into earnings during the next twelve months is $13.3 million, net of tax is $10.0 million.
Redeemable Noncontrolling Interests
Changes in the Company's redeemable noncontrolling interest in HAY for the six months ended November 29, 2025, and November 30, 2024, are as follows:

(In millions)	November 29, 2025	November 30, 2024
Beginning Balance	$59.3	$73.9
Net income attributable to redeemable noncontrolling interests	1.9	1.8
Cumulative translation adjustments attributable to redeemable noncontrolling interests	0.7	(0.4)
Foreign currency translation adjustments	1.2	(1.9)
Ending Balance	$63.1	$73.4

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
Changes in the warranty reserve for the stated periods were as follows:

	Three Months Ended		Six Months Ended
(In millions)	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Accrual Balance — beginning	$69.8	$69.7	$69.7	$70.4
Accrual for warranty matters	8.2	6.9	15.4	11.8
Settlements and adjustments	(7.4)	(6.6)	(14.5)	(12.2)
Accrual Balance — ending	$70.6	$70.0	$70.6	$70.0
Guarantees
The Company is periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one year and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies. However, the Company is ultimately liable for claims that may occur against them. As of November 29, 2025, the Company had a maximum financial exposure related to performance bonds totaling approximately $12.4 million. The Company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The Company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded in respect to these bonds as of either November 29, 2025, or May 31, 2025.
The Company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of November 29, 2025, the Company had a maximum financial exposure from these standby letters of credit totaling approximately $12.1 million, all of which is considered usage against the Company's revolving line of credit. The Company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded with respect to these arrangements as of November 29, 2025, or May 31, 2025.

Contingencies
The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect, if any, on the Company's Consolidated Financial Statements.
11. Short-Term Borrowings and Long-Term Debt
Short-term borrowings and long-term debt as of November 29, 2025, and May 31, 2025, consisted of the following:

(In millions)	November 29, 2025	May 31, 2025
Syndicated revolving line of credit, due April 2030	$345.0	$330.8
Term Loan A, 5.6657%, due April 2030	397.5	400.0
Term Loan B, 6.1657%, due August 2032	550.0	603.1
Accounts Receivable Securitization Facility, 4.9477% due September 2028	54.3	—
Supplier financing program	2.4	2.0
Finance lease liability	1.0	1.1
Total debt	$1,350.2	$1,337.0
Less: Unamortized discount and issuance costs	(8.6)	(10.4)
Less: Current debt	(20.7)	(16.0)
Long-term debt	$1,320.9	$1,310.6
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

During the six months ended November 29, 2025, the Company made total principal payments on Term Loan A and B in the amounts of $2.5 million and $1.6 million, respectively. During the six months ended November 30, 2024, the Company made total principal payments on Term Loan A and B in the amounts of $15.0 million and $3.1 million, respectively.
Available borrowings under the syndicated revolving line of credit were as follows for the periods indicated:

(In millions)	November 29, 2025	May 31, 2025
Syndicated revolving line of credit borrowing capacity	$725.0	$725.0
Less: Borrowings under the syndicated revolving line of credit	345.0	330.8
Less: Outstanding letters of credit	12.1	12.0
Available borrowings under the syndicated revolving line of credit	$367.9	$382.2
Accounts Receivable Securitization Facility
In September 2025, the Company entered into a three-year accounts receivable securitization facility (the "Facility"), scheduled to terminate September 2028, in the aggregate amount of up to $90.0 million. Under the terms of the Facility, the Company sells, on a revolving basis, certain accounts receivables to MillerKnoll Receivables LLC, a direct wholly-owned, bankruptcy-remote special purpose entity (the "SPE") of the Company that in turn uses the receivables to secure the borrowings, the proceeds of which will be used for general working capital purposes. The SPE is included in our Condensed Consolidated Financial Statements and therefore the accounts receivable owned by it are included in our Condensed Consolidated Balance Sheets. However, the accounts receivable owned by the SPE are separate and distinct from our other assets and are not available to our other creditors should the Company become insolvent. As of November 29, 2025, the SPE held $57.5 million of accounts receivable. The securitization is treated as a secured borrowing for accounting purposes. The outstanding balance as of November 29, 2025 is reported in Long-term debt in the Condensed Consolidated Balance Sheets.
Supplier Financing Program
The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations of the Company. Under this program, participating suppliers may finance payment obligations of the Company, prior to their scheduled due dates, at a discounted price to the third-party financial institution.
The Company has lengthened the payment terms for certain suppliers that have chosen to participate in the program. As a result, certain amounts due to suppliers have payment terms that are longer than standard industry practice and as such, these amounts have been excluded from “Accounts payable” in the Condensed Consolidated Balance Sheets as the amounts have been accounted for by the Company as current debt, within “Short-term borrowings and current portion of long-term debt.” As of November 29, 2025, and May 31, 2025, the liability related to the supplier financing program was $2.4 million and $2.0 million, respectively.

12. Accumulated Other Comprehensive Loss
The following table provides an analysis of the changes in accumulated other comprehensive loss for the six months ended November 29, 2025, and November 30, 2024:

(In millions)	Cumulative Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Interest Rate Swap Agreement	Accumulated Other Comprehensive Loss
Balance at May 31, 2025	$(70.6)	$(30.9)	$19.5	$(82.0)
Other comprehensive income (loss), net of tax before reclassifications	8.6	—	(19.3)	(10.7)
Reclassification from accumulated other comprehensive loss - Other, net	—	0.2	10.3	10.5
Net current period other comprehensive income (loss)	8.6	0.2	(9.0)	(0.2)
Balance at November 29, 2025	$(62.0)	$(30.7)	$10.5	$(82.2)

Balance at June 1, 2024	$(105.7)	$(33.3)	$46.3	$(92.7)
Other comprehensive (loss) income, net of tax before reclassifications	(20.8)	—	(32.2)	(53.0)
Reclassification from accumulated other comprehensive loss - Other, net	—	2.9	14.5	17.4
Net current period other comprehensive (loss) income	(20.8)	2.9	(17.7)	(35.6)
Balance at November 30, 2024	$(126.5)	$(30.4)	$28.6	$(128.3)

13. Operating Segments
The Company's operations are managed and evaluated around the organization and alignment of internal operations and geographical location. Effective on March 1, 2025, the last day of the third quarter of fiscal year 2025, the Company implemented an organizational change that resulted in a change in reportable segments. The Company has restated historical results to reflect this change. Under our new reportable segments, there are three reportable segments consisting of North America Contract, International Contract and Global Retail.
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
The following is a summary of certain key financial measures for the respective periods indicated:

	Three Months Ended		Six Months Ended
(In millions)	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Net sales:
North America Contract	$508.5	$524.7	$1,042.4	$1,000.9
International Contract	170.9	182.4	338.4	328.8
Global Retail	275.8	263.3	530.1	502.2
Total	$955.2	$970.4	$1,910.9	$1,831.9

Refer to Note 3 of the Consolidated Financial Statements for further disaggregation of revenue by operating segment.

	Three Months Ended		Six Months Ended
(In millions)	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Adjusted cost of sales(1):
North America Contract	$322.6	$334.8	$660.5	$638.8
International Contract	109.0	115.9	217.3	208.4
Global Retail	151.3	142.7	292.7	270.9
Total	$582.9	$593.4	$1,170.5	$1,118.1
(1) Adjusted cost of sales is defined as cost of sales excluding, when they occur, the impacts of restructuring charges and integration charges.

	Three Months Ended		Six Months Ended
(In millions)	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Adjusted operating expenses(1):
North America Contract	$136.7	$136.3	$271.6	$263.6
International Contract	45.3	43.7	90.2	84.3
Global Retail	118.8	110.6	228.7	213.9
Total reportable segment adjusted operating expenses	300.8	290.6	590.5	561.8
Corporate	15.5	17.5	33.8	33.2
Total	$316.3	$308.1	$624.3	$595.0
(1) Adjusted operating expenses is defined as operating expenses excluding, when they occur, the impacts of restructuring charges, integration charges, amortization of Knoll purchased intangibles and Knoll pension plan termination charges.

	Three Months Ended		Six Months Ended
(In millions)	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Adjusted operating earnings:
North America Contract	$49.2	$53.6	$110.3	$98.5
International Contract	16.6	22.8	30.9	36.1
Global Retail	5.7	10.0	8.7	17.4
Total segment adjusted operating earnings	$71.5	$86.4	$149.9	$152.0

	Three Months Ended		Six Months Ended
(In millions)	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Reconciliation to net earnings:
Total segment adjusted operating earnings	$71.5	$86.4	$149.9	$152.0
Corporate adjusted operating loss	(15.5)	(17.5)	(33.8)	(33.2)
Total consolidated adjusted operating earnings	56.0	68.9	116.1	118.8
Net earnings attributable to redeemable noncontrolling interests	1.0	1.1	1.9	1.8
Net earnings (loss) from:
Equity earnings from nonconsolidated affiliates, net of tax	—	0.1	—	0.2
Income tax expense	7.3	9.8	14.9	8.7
Other (income) expense, net	(1.2)	(1.3)	6.3	(2.7)
Interest and other investment (income)	(0.7)	(1.5)	(1.8)	(3.1)
Interest expense	17.9	20.4	36.3	40.3
Restructuring charges	1.5	—	2.0	—
Integration charges	—	—	—	28.3
Amortization of Knoll purchased intangibles	6.0	5.9	12.1	11.8
Knoll pension plan termination charges	—	0.5	—	1.0
Net earnings attributable to MillerKnoll, Inc.	$24.2	$34.1	$44.4	$32.9

	Three Months Ended		Six Months Ended
(In millions)	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Depreciation and amortization:
North America Contract	$21.6	$20.7	$42.4	$41.3
International Contract	5.9	7.4	11.8	14.1
Global Retail	9.1	7.6	17.8	14.9
Total	$36.6	$35.7	$72.0	$70.3
Capital expenditures:
North America Contract	$15.0	$11.6	$30.8	$22.2
International Contract	3.8	2.6	8.3	10.3
Global Retail	11.8	8.1	22.2	12.4
Total	$30.6	$22.3	$61.3	$44.9
Many of the Company's assets, including manufacturing, office and showroom facilities, support multiple segments. For that reason, it is impractical to disclose asset information on a segment basis.
14. Restructuring and Integration Expense
As part of restructuring and integration activities the Company has incurred expenses that qualify as exit and disposal costs under U.S. GAAP. These include severance and employee benefit costs as well as other direct separation benefit costs, right of use asset impairment charges and fixed asset impairment charges. Severance and employee benefit costs primarily relate to cash severance, as well as non-cash severance, including accelerated equity award compensation expense. The Company also incurred expenses that are an integral component of, and directly attributable to, our restructuring and integration activities, which do not qualify as exit and disposal costs under U.S. GAAP. These include integration implementation costs that relate primarily to professional fees, non-cash losses incurred on debt extinguishment, and accelerated depreciation of fixed assets.
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
For the three months ended November 29, 2025 and November 30, 2024, and the six months ended November 29, 2025, there were no costs incurred related to the Knoll Integration.
For the six months ended November 30, 2024, we incurred $28.3 million of costs related to the Knoll Integration which was comprised of $25.8 million of exit and disposal costs related to the consolidation of facilities and $2.5 million of other integration costs.
No liability balance remains as of November 29, 2025 for Knoll Integration costs that qualify as exit and disposal costs under U.S. GAAP.
The following is a summary of integration expenses by segment for the periods indicated:

	Three Months Ended		Six Months Ended
(In millions)	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
North America Contract	$—	$—	$—	$24.8
International Contract	—	—	—	3.2
Global Retail	—	—	—	0.3
Corporate	—	—	—	—
Total	$—	$—	$—	$28.3
Restructuring Activities
During the first quarter of fiscal year 2026, the Company announced an action related to the 2026 restructuring plan ("2026 restructuring plan") to reduce expenses. This restructuring activity included expenses related to a facilities consolidation plan. As a result, the Company revised the estimated useful lives of certain fixed assets, which increased depreciation expense. In connection with the 2026 restructuring plan, restructuring charges totaled $1.5 million and $2.0 million for the three and six months ended November 29, 2025. Included in these amounts was depreciation expense of $1.2 million and $1.7 million for the respective periods.
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

The following table provides an analysis of the changes in the restructuring cost reserve that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and exit and disposal activities) for the 2026 restructuring plan for the six months ended November 29, 2025:

	2026 Restructuring Plan
(In millions)	Severance and Employee Related	Exit and Disposal Activities	Total
May 31, 2025	$—	$—	$—
Restructuring Costs	0.1	0.2	0.3
Amounts Paid	—	(0.2)	(0.2)
Non-Cash Costs	—	—	—
November 29, 2025	$0.1	$—	$0.1

The following table provides an analysis of the changes in the restructuring cost reserve that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and exit and disposal activities) for the 2025 restructuring plan for the six months ended November 29, 2025:

	2025 Restructuring Plan
(In millions)	Severance and Employee Related	Exit and Disposal Activities	Total
May 31, 2025	$7.0	$—	$7.0
Restructuring Costs	—	—	—
Amounts Paid	(6.4)	—	(6.4)
Non-Cash Costs	—	—	—
November 29, 2025	$0.6	$—	$0.6
The Company expects that remaining liability for the 2025 restructuring plan as of November 29, 2025, will be paid in fiscal year 2026.
The following table provides an analysis of the changes in the restructuring cost reserve that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and exit and disposal activities) for the 2024 restructuring plan for the six months ended November 29, 2025:

	2024 Restructuring Plan
(In millions)	Severance and Employee Related	Exit and Disposal Activities	Total
May 31, 2025	$1.0	$—	$1.0
Restructuring Costs	—	—	—
Amounts Paid	(0.7)	—	(0.7)
Non-Cash Costs	—	—	—
November 29, 2025	$0.3	$—	$0.3
The Company expects that remaining liability for the 2024 restructuring plan as of November 29, 2025, will be paid in fiscal year 2026.
The following is a summary of restructuring costs by segment for the periods indicated:

	Three Months Ended		Six Months Ended
(In millions)	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
North America Contract	$1.5	$—	$2.0	$—
International Contract	—	—	—	—
Global Retail	—	—	—	—
Total	$1.5	$—	$2.0	$—

15. Variable Interest Entities
The Company entered into long-term notes receivable with certain independently owned dealers that are deemed to be variable interests in variable interest entities. The carrying value of these notes receivable was $12.2 million and $13.5 million as of November 29, 2025, and May 31, 2025, respectively, and represents the Company’s maximum exposure to loss. The Company is not deemed to be the primary beneficiary for any of these variable interest entities as each independently owned dealer controls the activities that most significantly impact the entity’s economic performance, including sales, marketing, and operations.

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
The following is a summary of results for the three months ended November 29, 2025:
•Net sales were $955.2 million and orders were $972.5 million, representing a decrease of 1.6% and an increase of 5.5%, respectively, when compared to the same quarter of the prior year. On an organic basis, which excludes the impact of foreign currency translation, Net sales were $946.5 million(*) and orders were $963.4 million(*), representing an organic decrease of 2.5%(*) and an organic increase of 4.5%(*), respectively, when compared to the same quarter of the prior year.
•Gross margin in the second quarter was 39.0%, an increase of 20 basis points when compared to the same quarter of the prior year, related primarily to the impact of favorable product and channel mix as well as the benefit from price increase actions, which more than offset cost pressures from tariffs and unfavorable leverage of fixed operations costs on lower sales volume.
•Operating expenses increased $9.2 million or 2.9% as compared to the same quarter of the prior year. The increase was driven primarily from costs associated with the expansion of the retail store footprint in North America and increased fixed and variable compensation costs.
•The effective tax rate was 22.5% compared to 21.8% for the same quarter of the prior year. The change as compared to the prior year resulted primarily from the level of net income or net loss in the periods as well as the impact of discrete items in each of the periods.
•Diluted earnings per share in the quarter was $0.35 as compared to $0.49 in the prior year. Adjusted diluted earnings per share was $0.43(*), a 21.8%(*) decrease as compared to the prior year quarter.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

A comparison of Net sales and orders during the second quarter to the prior year quarter by segment is as follows:
•The North America Contract segment in the second quarter reported Net sales totaling $508.5 million, down 3.1% compared to the prior year period on a reported and organic basis. North America Contract had new orders of $506.8 million, which represents an increase of 4.8% from the prior year on both a reported and organic basis.
•The International Contract segment delivered Net sales in the second quarter of $170.9 million, a decrease of 6.3% from the year-ago period on a reported basis and a decrease of 9.2%(*) organically. New orders in this segment totaled $162.0 million, representing a year-over-year increase of 6.6% on a reported basis and an increase of 3.4%(*) organically.
•Net sales in the second quarter for the Global Retail segment totaled $275.8 million, an increase of 4.7% over the same quarter last year on a reported basis and an increase of 3.4%(*) organically. Orders in the quarter totaled $303.7 million, up 6.0% compared to the same period last year on a reported basis and up 4.5%(*) organically.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

The Company's fiscal year is the 52 or 53 week period ending on the Saturday closest to May 31. The fiscal year ending May 30, 2026 ("fiscal 2026") and the fiscal year ended May 31, 2025 ("fiscal 2025") both contain 52 weeks.
The remaining sections within Item 2 include additional analysis of the three and six months ended November 29, 2025, including discussion of significant variances compared to the prior year periods.
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

The following tables reconcile Net sales to Net sales, organic for the periods ended as indicated below:

	Three Months Ended
	November 29, 2025
	North America Contract	International Contract	Global Retail	Total
Net sales, as reported	$508.5	$170.9	$275.8	$955.2
% change from PY	(3.1)%	(6.3)%	4.7%	(1.6)%

Adjustments
Currency translation effects (1)	—	(5.2)	(3.5)	(8.7)
Net sales, organic	$508.5	$165.7	$272.3	$946.5
% change from PY	(3.1)%	(9.2)%	3.4%	(2.5)%

	Three Months Ended
	November 30, 2024
	North America Contract	International Contract	Global Retail	Total
Net sales, as reported	$524.7	$182.4	$263.3	$970.4
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period.

	Six Months Ended
	November 29, 2025
	North America Contract	International Contract	Global Retail	Total
Net sales, as reported	$1,042.4	$338.4	$530.1	$1,910.9
% change from PY	4.1%	2.9%	5.6%	4.3%

Adjustments
Currency translation effects (1)	(0.1)	(9.8)	(7.1)	(17.0)
Net sales, organic	$1,042.3	$328.6	$523.0	$1,893.9
% change from PY	4.1%	(0.1)%	4.1%	3.4%

	Six Months Ended
	November 30, 2024
	North America Contract	International Contract	Global Retail	Total
Net sales, as reported	$1,000.9	$328.8	$502.2	$1,831.9
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period

The following tables reconcile orders as reported to organic orders for the periods ended as indicated below:

	Three Months Ended
	November 29, 2025
	North America Contract	International Contract	Global Retail	Total
Orders, as reported	$506.8	$162.0	$303.7	$972.5
% change from PY	4.8%	6.6%	6.0%	5.5%

Adjustments
Currency translation effects (1)	—	(4.9)	(4.2)	(9.1)
Orders, organic	$506.8	$157.1	$299.5	$963.4
% change from PY	4.8%	3.4%	4.5%	4.5%

	Three Months Ended
	November 30, 2024
	North America Contract	International Contract	Global Retail	Total
Orders, as reported	$483.4	$152.0	$286.5	$921.9
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period.

	Six Months Ended
	November 29, 2025
	North America Contract	International Contract	Global Retail	Total
Orders, as reported	$999.0	$316.5	$542.4	$1,857.9
% change from PY	(2.0)%	(0.2)%	4.1%	—%

Adjustments
Currency translation effects (1)	(0.1)	(9.4)	(7.5)	(17.0)
Orders, organic	$998.9	$307.1	$534.9	$1,840.9
% change from PY	(2.0)%	(3.2)%	2.6%	(0.9)%

	Six Months Ended
	November 30, 2024
	North America Contract	International Contract	Global Retail	Total
Orders, as reported	$1,019.4	$317.2	$521.2	$1,857.8
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period.

The following table reconciles earnings per share - diluted to adjusted earnings per share - diluted for the periods ended as indicated below:

	Three Months Ended		Six Months Ended
	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Earnings per share - diluted	$0.35	$0.49	$0.64	$0.47

Add: Amortization of Knoll purchased intangibles	0.09	0.08	0.18	0.16
Add: Integration charges	—	—	—	0.40
Add: Restructuring charges	0.02	—	0.03	—
Add: Debt extinguishment charges	—	—	0.11	—
Add: Knoll pension plan termination charges	—	—	—	0.01
Tax impact on adjustments	(0.03)	(0.02)	(0.08)	(0.14)
Adjusted earnings per share - diluted	$0.43	$0.55	$0.88	$0.89
Weighted average shares outstanding (used for calculating adjusted earnings per share) – diluted	68,907,511	70,032,959	69,010,070	70,768,547
Key Highlights
The following table presents certain key highlights from the results of operations for the three and six months ended:

	Three Months Ended			Six Months Ended
(In millions, except share data)	November 29, 2025	November 30, 2024	% Change	November 29, 2025	November 30, 2024	% Change
Net sales	$955.2	$970.4	(1.6)%	$1,910.9	$1,831.9	4.3%
Cost of sales	583.0	593.4	(1.8)%	1,170.6	1,118.6	4.6%
Gross margin	372.2	377.0	(1.3)%	740.3	713.3	3.8%
Operating expenses	323.7	314.5	2.9%	638.3	635.6	0.4%
Operating earnings	48.5	62.5	(22.4)%	102.0	77.7	31.3%
Other expenses, net	16.0	17.6	(9.1)%	40.8	34.5	18.3%
Earnings before income taxes and equity income	32.5	44.9	(27.6)%	61.2	43.2	41.7%
Income tax expense	7.3	9.8	(25.5)%	14.9	8.7	71.3%
Equity earnings (loss) from nonconsolidated affiliates, net of tax	—	0.1	(100.0)%	—	0.2	(100.0)%
Net earnings	25.2	35.2	(28.4)%	46.3	34.7	33.4%
Net earnings attributable to redeemable noncontrolling interests	1.0	1.1	(9.1)%	1.9	1.8	5.6%
Net earnings attributable to MillerKnoll, Inc.	$24.2	$34.1	(29.0)%	$44.4	$32.9	35.0%
Earnings per share - basic	$0.35	$0.49	(28.6)%	$0.65	$0.47	38.3%
Orders	$972.5	$921.9	5.5%	$1,857.9	$1,857.8	—%
Backlog	$708.3	$709.4	(0.2)%

The following table presents select components of the Company's Condensed Consolidated Statements of Comprehensive Income (Loss) as a percentage of Net sales, for the three and six months ended:

	Three Months Ended		Six Months Ended
	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.0%	61.2%	61.3%	61.1%
Gross margin	39.0%	38.8%	38.7%	38.9%
Operating expenses	33.9%	32.4%	33.4%	34.7%
Operating earnings	5.1%	6.4%	5.3%	4.2%
Other expenses, net	1.7%	1.8%	2.1%	1.9%
Earnings before income taxes and equity income	3.4%	4.6%	3.2%	2.4%
Income tax expense	0.8%	1.0%	0.8%	0.5%
Equity earnings (loss) from nonconsolidated affiliates, net of tax	—%	—%	—%	—%
Net earnings	2.6%	3.6%	2.4%	1.9%
Net earnings attributable to redeemable noncontrolling interests	0.1%	0.1%	0.1%	0.1%
Net earnings attributable to MillerKnoll, Inc.	2.5%	3.5%	2.3%	1.8%
Net Sales
The following chart presents graphically the primary drivers of the year-over-year change in Net sales for the three and six months ended November 29, 2025. The amounts presented in the graph are expressed in millions and have been rounded.

Net sales decreased $15.2 million or 1.6% in the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025. The decrease was primarily driven by:
•Decreased sales volumes in the North America Contract and International Contract segments contributed approximately $37 million and $13 million, respectively. These decreases were partially offset by:
•Price increases, net of discounting, which positively impacted net sales by approximately $19 million. This includes the favorable impact of pricing actions taken to help offset tariff cost pressures.
•Favorable foreign currency translation, which increased net sales by approximately $9 million.
•Increased sales volumes in the Global Retail segment increased net sales by $7 million.
Net sales increased $79.0 million or 4.3% in the first six months of fiscal 2026 compared to the first six months of fiscal 2025. The following items contributed to the change:
•Price increases, net of discounting, which positively impacted net sales by approximately $21 million. This includes the favorable impact of pricing actions taken to help offset tariff cost pressures.
•Increased sales volumes in the North America Contract, Global Retail and International Contract segments contributed approximately $17 million, $15 million and $9 million, respectively.
•Favorable foreign currency translation, which increased net sales by approximately $17 million.
Gross Margin
Gross margin was 39.0% in the second quarter of fiscal 2026 as compared to 38.8% in the second quarter of fiscal 2025. The year-over-year change in gross margin percentage was primarily driven by the following factors:
•Favorable channel and product mix positively impacted margin by approximately 90 basis points.
•The impact of incremental list price increases, net of contract price discounting, and excluding tariff-based pricing actions, increased gross margin percentage by 50 basis points. These increases were partially offset by:
•Tariff-related costs, net of pricing actions taken to help offset costs, adversely impacted gross margin by approximately 70 basis points.
•Unfavorable leverage on fixed costs due to lower sales volumes negatively impacted margin by 50 basis points.
Gross margin was 38.7% in the six months ended November 29, 2025, as compared to 38.9% for the same period in the prior fiscal year. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:
•Tariff-related costs, net of pricing actions taken to help offset costs, adversely impacted gross margin by approximately 110 basis points. This increase was partially offset by:
•The impact of incremental list price increases, net of contract price discounting and excluding tariff specific pricing actions, increased gross margin percentage by 50 basis points.

• Favorable channel and product mix which positively impacted margin by approximately 40 basis points.
Operating Expenses
The following chart presents graphically the primary drivers of the year-over-year change in Operating expenses for the three and six months ended November 29, 2025. The amounts presented in the graphs are expressed in millions and have been rounded.

Operating expenses increased by $9.2 million or 2.9% in the second quarter of fiscal 2026 compared to the prior year period. The following factors contributed to the change:
•Incremental costs of $4 million associated with the expansion of our retail store footprint.
•Increased fixed and variable compensation costs of approximately $4 million.
•Variable selling costs, including sales-based commissions and royalty expenses which rose by approximately $1 million compared to the prior year period.

Operating expenses increased by $2.7 million or 0.4% in the first six months of fiscal 2026 compared to the first six months of fiscal 2025. The following factors contributed to the change:
•Increased fixed and variable compensation costs of approximately $13 million.
•Variable selling costs, including sales-based commissions and royalty expenses which rose by approximately $8 million compared to the prior year period.
•Incremental costs of $7 million associated with the expansion of our retail store footprint.
•Foreign currency translation also contributed an increase in operating expenses of approximately $2 million relative to the prior year.
•These increases were partially offset by a reduction in acquisition-related integration charges and restructuring charges, which totaled approximately $28 million.
Other Income/Expense
During the three months ended November 29, 2025, net Other expense was $16.0 million, representing a decrease of $1.6 million compared to the same period in the prior year. The change was primarily driven by lower interest expense of $2.5 million resulting from reduced debt levels, partially offset by a decrease in interest income of $0.8 million.
During the six months ended November 29, 2025, net Other expense was $40.8 million, representing an increase of $6.3 million compared to the same period in the prior year. The change was primarily driven by a loss on extinguishment of debt of approximately $7.8 million incurred in connection with the refinancing of term loan debt during the current year, offset in part by lower interest expense resulting from reduced debt levels.
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
The charts below present the relative mix of net sales and operating earnings across each of the Company's segments during the three and six month periods ended November 29, 2025. This is followed by a discussion of the Company's results, by reportable segment. The amounts presented in the charts are in millions and have been rounded.

Global Retail; $275.8; 29%
North America Contract; $508.5; 53%
International Contract; $170.9; 18%

Net Sales by Operating Segment Six Months Ended November 29, 2025

Global Retail; $530.1; 28%
North America Contract; $1,042.4; 54%
International Contract; $338.4; 18%

Operating Earnings by Operating Segment
Three Months Ended November 29, 2025

$44.0
$15.9
$4.1
$(15.5)
North America Contract
International Contract
Global Retail
Corporate

Operating Earnings by Operating Segment
Six Months Ended November 29, 2025

$100.9
$29.4
$5.5
$(33.8)
North America Contract
International Contract
Global Retail
Corporate

North America Contract

	Three Months Ended			Six Months Ended
(Dollars in millions)	November 29, 2025	November 30, 2024	Change	November 29, 2025	November 30, 2024	Change
Net sales	$508.5	$524.7	$(16.2)	$1,042.4	$1,000.9	$41.5
Gross margin	185.8	189.9	(4.1)	381.8	361.6	20.2
Gross margin %	36.5%	36.2%	0.3%	36.6%	36.1%	0.5%
Operating earnings	44.0	49.5	(5.5)	100.9	65.6	35.3
Operating earnings %	8.7%	9.4%	(0.7)%	9.7%	6.6%	3.1%
For the three month comparative period, Net sales decreased 3.1%(*) on both a reported and organic basis compared to the prior year period due to:
•Decreased sales volumes within the segment, contributing approximately $37 million to the decrease; offset in part by
•Price increases, net of discounting positively impacted net sales by approximately $21 million. This includes the favorable impact of tariff-related pricing actions.

For the six month comparative period, Net sales increased 4.1%(*) on both a reported and an organic basis compared to the prior year period. This growth was primarily driven by:
•Price increases, net of discounting positively impacted net sales by approximately $25 million. This includes the favorable impact of tariff-related pricing actions.
•Increased sales volumes within the segment, contributing approximately $17 million to the increase;
For the three month comparative period, operating earnings decreased $5.5 million, or 11.1%, over the prior year period due to:
•Decreased Gross margin of $4.1 million due to the decrease in sales noted above offset by an increase in gross margin percentage of 30 basis points. The increase in gross margin percentage was due primarily to:
◦Price increases, net of discounting resulted in a positive impact of approximately 130 basis points.
◦Favorable product mix which increased margin by 60 basis points. Offset in part by:
◦Loss of leverage on fixed costs due to lower sales volumes, which contributed approximately 80 basis points to gross margin decline.
◦Tariff-related costs, which more than offset pricing actions taken to help offset tariffs. The net impact of tariffs in the quarter as compared to the prior year adversely impacted gross margin by approximately 50 basis points.
◦Increased freight and product distribution costs increased margin by approximately 30 basis points.
•Increased Operating expenses of $1 million driven primarily by restructuring charges associated with facility consolidation initiatives and elevated compensation and benefit expenses.
For the six month comparative period, operating earnings increased $35.3 million, or 53.8%, over the prior year period due to:
•Increased Gross margin of $20.2 million due to the increase in sales discussed above and an increase in gross margin percentage of 50 basis points. The increase in gross margin percentage was due primarily to:
◦The impact of incremental list price increases, net of contract price discounting, that increased gross margin percentage by approximately 70 basis points.
◦Favorable leverage of fixed costs due to increased production volumes as well as favorable product mix which had a positive impact on margin of approximately 50 basis points.
◦Reduced freight and distribution charges positively impacted margin by 20 basis points. These changes were offset in part by:
◦Tariff-related costs, which more than offset pricing actions taken to help offset tariffs. The net impact of tariffs in the current period as compared to the prior year adversely impacted gross margin by approximately 90 basis points.
•Decreased Operating expenses of $15.1 million. The following factors contributed to the change:
◦A reduction in acquisition-related integration charges, which totaled approximately $25 million. This benefit was partially offset by:
◦Increased variable selling costs, including sales-based commissions and royalty expenses of approximately $6 million.
◦Increase of $2 million driven primarily by restructuring charges associated with facility consolidation initiatives.
◦Increased compensation and benefits of approximately $2 million.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

International Contract

	Three Months Ended			Six Months Ended
(Dollars in millions)	November 29, 2025	November 30, 2024	Change	November 29, 2025	November 30, 2024	Change
Net sales	$170.9	$182.4	$(11.5)	$338.4	$328.8	$9.6
Gross margin	61.9	66.5	(4.6)	121.1	120.4	0.7
Gross margin %	36.2%	36.5%	(0.3)%	35.8%	36.6%	(0.8)%
Operating earnings	15.9	22.2	(6.3)	29.4	31.7	(2.3)
Operating earnings %	9.3%	12.2%	(2.9)%	8.7%	9.6%	(0.9)%
For the three month comparative period, Net sales decreased 6.3%, or 9.2%(*) on an organic basis, over the prior year period due to:
•Decreased sales volumes within the segment, contributing approximately $13 million to the decrease.
•Incremental discounting attributable to regional sales mix, net of price increases, which adversely impacted net sales by approximately $4 million.
•These decreases were partially offset by favorable foreign currency translation, which increased net sales by approximately $5 million.
For the six month comparative period, Net sales increased 2.9% and decreased 0.1%(*) on an organic basis compared to the prior year period. This growth was primarily driven by:
•Favorable foreign currency translation, which increased net sales by approximately $10 million.
•Higher sales volumes within the segment, contributing approximately $9 million to the increase.
•These gains were partially offset by incremental discounting attributable to regional and product sales mix, net of price increases, which adversely impacted net sales by approximately $9 million.
For the three month comparative period, operating earnings decreased $6.3 million or 28.4%, over the prior year period due to:
•Decreased Gross margin of $4.6 million driven by the lower sales volumes explained above and a decline in gross margin percentage of 30 basis points. The decrease in gross margin percentage was due primarily to:
◦Tariff-related costs adversely impacted gross margin by approximately 70 basis points.
◦Unfavorable foreign currency translation further reduced margin by approximately 40 basis points.
◦These pressures were partially offset by favorable product material performance which contributed approximately 80 basis points to margin improvement.
•Increased Operating expenses of $1.7 million driven primarily by increased fixed and variable compensation costs.
For the six month comparative period, operating earnings decreased $2.3 million, or 7.3%, over the prior year period due to:
•Increased Gross margin of $0.7 million driven by the higher sales volumes explained above, which more than offset a decline in gross margin percentage of 80 basis points. The decrease in gross margin percentage was due primarily to:
◦Tariff-related costs adversely impacted gross margin by approximately 60 basis points.
◦Unfavorable foreign currency translation further reduced margin by approximately 40 basis points.
◦These pressures were partially offset by favorable operating leverage on fixed costs resulting from increased sales volumes, which contributed approximately 20 basis points to margin improvement.
•Increased Operating expenses of $3 million. The following factors contributed to the change:
◦Increased fixed and variable compensation costs of approximately $4 million.
◦Foreign currency translation which contributed an unfavorable impact of approximately $1 million relative to the prior year.
◦These increases were partially offset by a reduction in acquisition-related integration charges.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

Global Retail

	Three Months Ended			Six Months Ended
(Dollars in millions)	November 29, 2025	November 30, 2024	Change	November 29, 2025	November 30, 2024	Change
Net sales	$275.8	$263.3	$12.5	$530.1	$502.2	$27.9
Gross margin	124.5	120.6	3.9	237.4	231.3	6.1
Gross margin %	45.1%	45.8%	(0.7)%	44.8%	46.1%	(1.3)%
Operating earnings	4.1	8.3	(4.2)	5.5	13.6	(8.1)
Operating earnings %	1.5%	3.2%	(1.7)%	1.0%	2.7%	(1.7)%
For the three month comparative period, Net sales increased 4.7%, and 3.4%(*) on an organic basis, over the prior year period. This growth was primarily driven by:
•Higher sales volumes within the segment, supported by our North America retail store expansion strategy, contributed approximately $7 million to the increase.
•Favorable foreign currency translation, which increased net sales by approximately $4 million.
•Price increases, net of discounting positively impacted net sales by approximately $2 million. This includes the favorable impact of pricing actions taken to help offset tariff cost pressures.
For the six month comparative period, Net sales increased 5.6%, and 4.1%(*) on an organic basis compared to the prior year period. This growth was primarily driven by:
•Higher sales volumes within the segment, contributing approximately $15 million to the increase.
•Favorable foreign currency translation, which increased net sales by approximately $7 million.
•Price increases, net of discounting positively impacted net sales by approximately $6 million. This includes the favorable impact of pricing actions taken to help offset tariff cost pressures.
For the three month comparative period, Operating earnings decreased $4.2 million or 50.6% as compared to the prior year period due to:
•Increased Gross margin of $3.9 million driven by the higher sales volumes explained above, which was offset by a decline in gross margin percentage of 70 basis points. The decrease in gross margin percentage was due primarily to:
◦Tariff-related costs, net of pricing actions taken to help offset costs, which adversely impacted gross margin by approximately 110 basis points.
◦Unfavorable foreign currency translation further reduced margin by approximately 40 basis points.
◦These margin percentage pressures were partially offset by favorable operating leverage on fixed costs driven by increased sales volumes and a more favorable product mix which added approximately 80 basis points to margin improvement.
•Increased Operating expenses of $8.1 million. The following factors contributed to the change:
◦Incremental costs of $4 million associated with the expansion of our retail store footprint.
◦Increased fixed and variable compensation costs of approximately $2 million.
◦Variable selling costs, including sales-based commissions and royalty expenses which increased by approximately $1 million compared to the prior year period.
◦Unfavorable foreign currency translation.
For the six month comparative period, Operating earnings decreased $8.1 million over the prior year period due to:
•Increased Gross margin of $6.1 million driven by the higher sales volumes explained above, which more than offset a decline in gross margin percentage of 130 basis points. The decrease in gross margin percentage was due primarily to:
◦Tariff-related costs, net of pricing actions taken to help offset costs, which adversely impacted gross margin by approximately 120 basis points.
◦Unfavorable foreign currency translation further reduced margin by approximately 30 basis points.

◦These decreases were offset in part by leverage on fixed costs attributable to higher sales volumes as compared to the prior year which had a favorable impact on gross margin percentage of approximately 20 basis points.
•Increased Operating expenses of $14.2 million. The following factors contributed to the change:
◦Incremental costs of $7 million associated with the expansion of our retail store footprint.
◦Increased fixed and variable compensation costs of approximately $5 million.
◦Variable selling costs, including sales-based commissions and royalty expenses which rose by approximately $2 million compared to the prior year period.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

Corporate
Corporate unallocated expenses totaled $15.5 million for the second quarter of fiscal 2026, a decrease of $2.0 million from the second quarter of fiscal 2025 related primarily to lower fixed and variable compensation expense.
Corporate unallocated expenses totaled $33.8 million for the first six months of fiscal 2026, an increase of $0.6 million from the same period of fiscal 2025 related primarily to higher fixed and variable stock based compensation expense.
Liquidity and Capital Resources
The table below summarizes the net change in Cash and cash equivalents for the six months ended as indicated.

(In millions)	November 29, 2025	November 30, 2024
Cash provided by (used in):
Operating activities	$74.0	$76.4
Investing activities	(60.3)	(44.8)
Financing activities	(28.6)	(33.9)
Effect of exchange rate changes	1.6	(7.0)
Net change in Cash and cash equivalents	$(13.3)	$(9.3)

Cash Flows - Operating Activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture, distribute, and market our products. Net cash provided by operating activities for the six months ended November 29, 2025, totaled $74.0 million compared to $76.4 million in the same period of the prior year. The decrease in cash inflow is due primarily to a net increase in working capital. Our working capital consists primarily of receivables from customers, inventory, prepaid expenses, accounts payable, accrued compensation, and accrued other expenses. The following all affect these account balances:
•Fluctuations in inventory levels; and
•The timing of collection of our receivables; and
•Changes in accruals related to variable compensation.
Cash Flows - Investing Activities
Cash used in investing activities for the six months ended November 29, 2025, was $60.3 million, as compared to $44.8 million in the same period of the prior year. The increase was primarily driven by higher capital expenditures in the current year.
At the end of the second quarter of fiscal 2026, there were outstanding commitments for capital purchases of $17.6 million. The Company plans to fund these commitments through a combination of cash on hand and cash flows from operations. The Company expects full-year capital purchases to be between $120 million and $130 million which will be primarily related to investments in the Company's facilities, (including manufacturing, showrooms, and retail stores) and equipment as well as investments associated with achieving the Company's sustainability goals. This compares to full-year capital spending of $107.6 million in fiscal 2025. Capital expenditures for the first six months of fiscal 2026 were $61.3 million compared to $44.9 million for the six months ended November 30, 2024.
Cash Flows - Financing Activities
Cash used in financing activities for the six months ended November 29, 2025, was $28.6 million, as compared to $33.9 million in the same period of the prior year. The decrease in cash used in the current year, compared to the prior year, was primarily due to:
•The Company repurchased 698,514 shares at a cost of $12.2 million in the current period as compared to 2,500,379 share repurchases totaling $66.9 million in the same period of the prior year.
•During the current period the Company entered into a three-year accounts receivable securitization facility. Net proceeds from the facility totaled $54.3 million in the current period. This was offset in part by:
•Net borrowings on the credit agreement of $14.2 million in the current period compared to net borrowings of $73.1 million in the same period of the prior year.
•The refinancing of Term Loan B resulted in a net cash outflow of $61.2 million in the current period. In the prior year, term loan debt was reduced by $18.1 million through scheduled principal payments.
•Deferred financing costs of $1.4 million were incurred in the current period in connection with the refinancing of Term Loan B.
Sources of Liquidity
The Company maintains an open market share repurchase program under our existing share repurchase authorization and may repurchase shares from time to time based on management’s evaluation of market conditions, share price and other factors.
At the end of the second quarter of fiscal 2026, the Company had a well-positioned balance sheet and liquidity profile. The Company has access to liquidity through credit facilities as well as cash and cash equivalents. These sources have been summarized below. For additional information, refer to Note 11 to the Condensed Consolidated Financial Statements.

(In millions)	November 29, 2025	May 31, 2025
Cash and cash equivalents	$180.4	$193.7
Availability under syndicated revolving line of credit	367.9	382.2
Total liquidity	$548.3	$575.9

Of the Cash and cash equivalents noted above at the end of the second quarter of fiscal 2026, the Company had $173.2 million of Cash and cash equivalents held outside the United States.
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
As of November 29, 2025, the total debt outstanding related to borrowings under the syndicated revolving line of credit was $345.0 million with available borrowings on this facility of $367.9 million.
The Company intends to repatriate $137.3 million of undistributed foreign earnings all of which is held in cash in certain foreign jurisdictions with the remainder of undistributed earnings outside the U.S. recorded in working capital. The Company has recorded a $3.5 million deferred tax liability related to foreign withholding taxes on these future dividends received in the U.S. from foreign subsidiaries. A significant portion of the $137.3 million of undistributed foreign earnings was previously taxed under the U.S. Tax Cut and Jobs Act (TCJA). The Company intends to remain indefinitely reinvested in the remaining undistributed earnings outside the U.S. which is estimated to be approximately $382.9 million on November 29, 2025.
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
Item 3: Quantitative and Qualitative Disclosures About Market Risk
The information concerning quantitative and qualitative disclosures about market risk contained in the Company’s Annual Report on Form 10-K for the year ended May 31, 2025, has not changed materially. The nature of market risks from interest rates and commodity prices has not changed materially during the first six months of fiscal 2026.
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
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 29, 2025, and the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company's disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended November 29, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The Company has one share repurchase plan authorized by the Board of Directors on January 16, 2019, which provides a share repurchase authorization of $250.0 million with no specified expiration date. On July 16, 2024, the Company announced that the Board of Directors approved an increase to this repurchase plan to authorize an additional $200 million to fund share repurchases. The approximate dollar value of shares available for purchase under the plan at November 29, 2025, was $169.2 million.
The following is a summary of share repurchase activity during the fiscal quarter ended November 29, 2025.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions) (2)
8/31/2025 - 9/27/2025	1,469	$20.79	—	$174.2
9/28/2025 - 10/25/2025	182,974	$16.49	181,739	$171.2
10/26/2025 - 11/29/2025	136,076	$14.83	134,823	$169.2
Total	320,519		316,562
(1) Includes shares withheld, at the election of participants, to satisfy tax withholding obligations incurred upon the vesting of restricted stock.

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
Item 6: Exhibits
The following exhibits (listed by number corresponding to the Exhibit table as Item 601 in Regulation S-K) are filed with this Report:

Exhibit Number    Document
4.1    Credit and Security Agreement, dated as of September 10, 2025, among MillerKnoll Receivables, LLC, as borrower, MillerKnoll, Inc., as servicer, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed September 12, 2025)
4.2    Receivables Sale Agreement, dated as of September 10, 2025, among MillerKnoll Receivables, LLC, as company, MillerKnoll, Inc. and certain subsidiaries thereof party thereto from time to time, as originators, and MillerKnoll, Inc., as servicer (incorporated by reference to Exhibit 4.2 to the Form 8-K filed September 12, 2025)
4.3    Performance Undertaking, dated as of September 10, 2025, by MillerKnoll, Inc., as performance guarantor, in favor of Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 4.3 to the Form 8-K filed September 12, 2025)
10.1    MillerKnoll, Inc. 2025 Long-Term Incentive Plan (incorporated by reference to Appendix B to the proxy statement filed August 29, 2025)*
10.2    Offer Letter Agreement between MillerKnoll, Inc. and Jeffrey M. Stutz dated September 2, 2025*
10.3    Offer Letter Agreement between MillerKnoll, Inc. and Kevin Veltman dated October 15, 2025*
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
MillerKnoll, Inc.

January 5, 2026	/s/ Andrea R. Owen
Andrea R. Owen
President and Chief Executive Officer
(Duly Authorized Signatory for Registrant)

January 5, 2026	/s/ Kevin J. Veltman
Kevin J. Veltman
Chief Financial Officer
(Duly Authorized Signatory for Registrant)