Form 10-Q
period 2026-02-28
MILLERKNOLL, INC.
filed 2026-03-30
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2026
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

As of March 26, 2026, MillerKnoll, Inc. had 68,374,732 shares of common stock outstanding.

MillerKnoll, Inc.
Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements
MillerKnoll, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)

(Dollars in millions, except share data)	Three Months Ended		Nine Months Ended
(Unaudited)	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
Net sales	$926.6	$876.2	$2,837.5	$2,708.1
Cost of sales	573.7	543.8	1,744.3	1,662.4
Gross margin	352.9	332.4	1,093.2	1,045.7
Operating expenses:
Selling, general and administrative	285.5	258.1	877.6	846.4
Impairment charges	—	130.0	—	130.0
Restructuring expense	1.9	4.2	3.8	4.2
Design and research	20.6	22.3	64.9	69.6
Total operating expenses	308.0	414.6	946.3	1,050.2
Operating earnings (loss)	44.9	(82.2)	146.9	(4.5)
Interest expense	17.2	19.1	53.5	59.4
Interest and other investment income	(1.5)	(1.2)	(3.3)	(4.3)
Other expense (income), net	—	0.7	6.3	(2.0)
Earnings (loss) before income taxes and equity income	29.2	(100.8)	90.4	(57.6)
Income tax expense (benefit)	5.6	(89.0)	20.5	(80.3)
Equity earnings from nonconsolidated affiliates, net of tax	0.9	0.1	0.9	0.3
Net earnings (loss)	24.5	(11.7)	70.8	23.0
Net earnings attributable to redeemable noncontrolling interests	1.0	1.0	2.9	2.8
Net earnings (loss) attributable to MillerKnoll, Inc.	$23.5	$(12.7)	$67.9	$20.2

Earnings (loss) per share - basic	$0.34	$(0.19)	$0.99	$0.29
Earnings (loss) per share - diluted	$0.34	$(0.19)	$0.98	$0.29

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$21.1	$(16.8)	$29.7	$(37.6)
Pension and post-retirement liability adjustments	0.1	—	0.3	2.9
Unrealized loss on interest rate swap agreement	(3.9)	(4.4)	(12.9)	(22.1)
Other comprehensive income (loss), net of tax	$17.3	$(21.2)	$17.1	$(56.8)
Comprehensive income (loss)	41.8	(32.9)	87.9	(33.8)
Comprehensive income attributable to redeemable noncontrolling interests	1.0	1.0	2.9	2.8
Comprehensive income (loss) attributable to MillerKnoll, Inc.	$40.8	$(33.9)	$85.0	$(36.6)
See accompanying notes to Condensed Consolidated Financial Statements.

MillerKnoll, Inc.
Condensed Consolidated Balance Sheets

(Dollars in millions, except share data)
(Unaudited)	February 28, 2026	May 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$174.6	$193.7
Accounts receivable, net of allowance of $9.0 and $9.3	320.4	350.2
Unbilled accounts receivable	22.9	26.9
Inventories	491.8	447.5
Prepaid expenses	94.4	74.6
Other current assets	17.9	15.8
Total current assets	1,122.0	1,108.7
Property and equipment, net of accumulated depreciation of $1,201.6 and $1,142.7	504.4	496.1
Right of use assets	410.2	411.2
Goodwill	1,167.2	1,152.4
Indefinite-lived intangibles	436.9	432.5
Other amortizable intangibles, net of accumulated amortization of $297.3 and $265.4	223.8	247.5
Other noncurrent assets	87.1	101.8
Total Assets	$3,951.6	$3,950.2

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$264.1	$271.3
Short-term borrowings and current portion of long-term debt	22.6	16.0
Accrued compensation and benefits	86.5	92.5
Short-term lease liability	81.0	72.0
Accrued warranty	15.6	16.8
Customer deposits	90.3	102.5
Other accrued liabilities	122.0	132.7
Total current liabilities	682.1	703.8
Long-term debt	1,278.2	1,310.6
Pension and post-retirement benefits	7.1	7.1
Lease liabilities	400.5	413.4
Accrued warranty	54.8	52.8
Other liabilities	130.5	127.4
Total Liabilities	2,553.2	2,615.1
Redeemable noncontrolling interests	62.8	59.3
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 68,383,040 and 67,804,913 shares issued and outstanding in fiscal 2026 and 2025, respectively)	13.7	13.6
Additional paid-in capital	692.4	679.1
Retained earnings	694.4	665.1
Accumulated other comprehensive loss	(64.9)	(82.0)
Total Stockholders' Equity	1,335.6	1,275.8
Total Liabilities, Redeemable Noncontrolling Interests, and Stockholders' Equity	$3,951.6	$3,950.2
See accompanying notes to Condensed Consolidated Financial Statements.

MillerKnoll, Inc.
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Nine Months Ended
(Unaudited)	February 28, 2026	March 1, 2025
Cash Flows from Operating Activities:
Net earnings	$70.8	$23.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	110.1	104.6
Stock-based compensation	21.0	24.0
Amortization of deferred financing costs	2.1	3.5
Bad debt expense	1.3	4.4
Loss on extinguishment of debt	8.0	—
Deferred taxes	(0.1)	(8.3)
Gain on sale of property	—	0.8
Restructuring expense	4.2	4.2
Impairment expense	—	130.0
Increase in current assets	(24.5)	(146.0)
Decrease in current liabilities	(53.7)	(4.9)
Other, net	(4.1)	3.1
Net Cash Provided by Operating Activities	135.1	138.4

Cash Flows from Investing Activities:
Proceeds from sale of property	—	6.2
Advances of notes receivable	—	(3.1)
Collection of notes receivable	6.8	5.7
Capital expenditures	(83.4)	(68.1)
Other, net	(1.2)	(1.0)
Net Cash Used in Investing Activities	(77.8)	(60.3)

Cash Flows from Financing Activities:
Repayments of long-term debt	(627.4)	(29.7)
Proceeds from issuance of debt, net of costs	561.8	—
Payments of deferred financing costs	(2.2)	—
Proceeds from credit facility	851.9	702.5
Repayments of credit facility	(889.2)	(678.5)
Proceeds from securitization facility	113.1	—
Repayments to securitization facility	(42.9)	—
Dividends paid	(38.3)	(39.0)
Common stock issued	3.8	5.2
Common stock repurchases and payments for taxes related to net share settlement of equity awards	(12.3)	(84.8)
Distribution to noncontrolling interest	(3.1)	(4.4)
Other, net	1.0	1.1
Net Cash Used in Financing Activities	(83.8)	(127.6)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	7.4	(11.1)
Net Decrease in Cash and Cash Equivalents	(19.1)	(60.6)

Cash and Cash Equivalents, Beginning of Period	193.7	230.4
Cash and Cash Equivalents, End of Period	$174.6	$169.8
See accompanying notes to Condensed Consolidated Financial Statements.

MillerKnoll, Inc.
Condensed Consolidated Statements of Stockholders' Equity

	Nine Months Ended February 28, 2026
(Dollars in millions, except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	MillerKnoll, Inc. Stockholders' Equity
(Unaudited)	Shares	Amount
May 31, 2025	67,804,913	$13.6	$679.1	$665.1	$(82.0)	$1,275.8
Net earnings	—	—	—	20.2	—	20.2
Other comprehensive income, net of tax	—	—	—	—	12.7	12.7
Stock-based compensation expense	—	—	9.3	—	—	9.3
Exercise of stock options	8,445	—	0.1	—	—	0.1
Restricted and performance stock units released	1,030,034	0.2	0.1	—	—	0.3
Employee stock purchase plan issuances	38,231	—	0.7	—	—	0.7
Repurchase and retirement of common stock and common stock withheld for tax withholdings	(377,995)	(0.1)	(7.1)	—	—	(7.2)
Dividends declared ($0.1875 per share)	—	—	—	(13.1)	—	(13.1)
Other	—	—	—	0.7	—	0.7
August 30, 2025	68,503,628	$13.7	$682.2	$672.9	$(69.3)	$1,299.5
Net earnings	—	—	—	24.2	—	24.2
Other comprehensive loss, net of tax	—	—	—	—	(12.9)	(12.9)
Stock-based compensation expense	—	—	5.8	—	—	5.8
Exercise of stock options	6,500	—	0.1	—	—	0.1
Restricted and performance stock units released	14,070	—	0.3	—	—	0.3
Employee stock purchase plan issuances	46,301	—	0.6	—	—	0.6
Repurchase and retirement of common stock and common stock withheld for tax withholdings	(320,519)	—	(5.0)	—	—	(5.0)
Dividends declared ($0.1875 per share)	—	—	—	(13.1)	—	(13.1)
Other	—	—	—	0.2	—	0.2
November 29, 2025	68,249,980	$13.7	$684.0	$684.2	$(82.2)	$1,299.7
Net earnings	—	—	—	23.5	—	23.5
Other comprehensive income, net of tax	—	—	—	—	17.3	17.3
Stock-based compensation expense	—	—	5.9	—	—	5.9
Exercise of stock options	8,508	—	0.2	—	—	0.2
Restricted and performance stock units released	37,954	—	0.6	—	—	0.6
Employee stock purchase plan issuances	39,991	—	0.7	—	—	0.7
Repurchase and retirement of common stock, including excise tax	(6,627)	—	(0.1)	—	—	(0.1)
Directors' fees	53,234	—	1.1	—	—	1.1
Dividends declared ($0.1875 per share)	—	—	—	(13.1)	—	(13.1)
Other	—	—	—	(0.2)	—	(0.2)
February 28, 2026	68,383,040	$13.7	$692.4	$694.4	$(64.9)	$1,335.6

	Nine Months Ended March 1, 2025
(Dollars in millions, except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	MillerKnoll, Inc. Stockholders' Equity
(Unaudited)	Shares	Amount
June 1, 2024	70,377,692	$14.1	$725.3	$738.4	$(92.7)	$1,385.1
Net (loss)	—	—	—	(1.2)	—	(1.2)
Other comprehensive loss, net of tax	—	—	—	—	(5.8)	(5.8)
Stock-based compensation expense	—	—	9.1	—	—	9.1
Exercise of stock options	71,848	—	1.5	—	—	1.5
Restricted and performance stock units released	393,591	0.1	0.1	—	—	0.2
Employee stock purchase plan issuances	30,002	—	0.8	—	—	0.8
Repurchase and retirement of common stock and common stock withheld for tax withholdings	(1,544,733)	(0.3)	(43.7)	—	—	(44.0)
Dividends declared ($0.1875 per share)	—	—	—	(13.2)	—	(13.2)
August 31, 2024	69,328,400	$13.9	$693.1	$724.0	$(98.5)	$1,332.5
Net earnings	—	—	—	34.1	—	34.1
Other comprehensive loss, net of tax	—	—	—	—	(29.8)	(29.8)
Stock-based compensation expense	—	—	8.8	—	—	8.8
Exercise of stock options	21,318	—	0.4	—	—	0.4
Restricted and performance stock units released	6,323	—	0.4	—	—	0.4
Employee stock purchase plan issuances	32,251	—	0.7	—	—	0.7
Repurchase and retirement of common stock, including excise tax	(955,646)	(0.2)	(23.2)	—	—	(23.4)
Directors' fees	1,773	—	0.1	—	—	0.1
Dividends declared ($0.1875 per share)	—	—	—	(13.0)	—	(13.0)
November 30, 2024	68,434,419	$13.7	$680.3	$745.1	$(128.3)	$1,310.8
Net (loss)	—	—	—	(12.7)	—	(12.7)
Other comprehensive loss, net of tax	—	—	—	—	(21.2)	(21.2)
Stock-based compensation expense	—	—	6.1	—	—	6.1
Exercise of stock options	2,735	—	0.1	—	—	0.1
Restricted and performance stock units released	508	—	0.7	—	—	0.7
Employee stock purchase plan issuances	39,288	—	0.7	—	—	0.7
Repurchase and retirement of common stock, including excise tax	(785,650)	(0.2)	(17.9)	—	—	(18.1)
Directors' fees	46,614	—	1.0	—	—	1.0
Dividends declared ($0.1875 per share)	—	—	—	(13.0)	—	(13.0)
Other	—	—	(0.5)	0.2	—	(0.3)
March 1, 2025	67,737,914	$13.5	$670.5	$719.6	$(149.5)	$1,254.1
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
The accompanying unaudited Condensed Consolidated Financial Statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly the financial position of the Company as of February 28, 2026. Operating results for the three and nine months ended February 28, 2026, are not necessarily indicative of the results that may be expected for the year ending May 30, 2026 ("fiscal 2026"). These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2025 ("fiscal 2025"). All intercompany transactions have been eliminated in the Condensed Consolidated Financial Statements. The financial statements of equity method investments are not consolidated.
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
Recently Issued Accounting Standards Not Yet Adopted
ASU 2023-09, Income Taxes (Topic 740): Improvements to Tax Disclosures. In December 2023, the FASB issued this ASU which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. The Company expects the adoption of this guidance will modify our disclosures, but we do not expect it to have a material effect on our financial position, results of operations, or cash flows. The Company will adopt ASU 2023-09 prospectively in its fiscal year ending May 30, 2026.

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
The Other category primarily consists of textiles, uncategorized product sales, and service sales.
Revenue disaggregated by product type and reportable segment is provided in the table below:

	Three Months Ended		Nine Months Ended
(In millions)	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
North America Contract:
Workplace	$309.0	$296.7	$973.5	$921.5
Performance Seating	85.3	75.7	262.3	243.9
Lifestyle	48.7	50.1	157.7	166.9
Other	45.6	45.7	137.5	136.8
Total North America Contract	$488.6	$468.2	$1,531.0	$1,469.1

International Contract
Workplace	$42.8	$38.8	$137.1	$132.4
Performance Seating	67.9	60.0	208.2	200.7
Lifestyle	41.5	35.5	129.7	118.7
Other	4.7	11.2	20.3	22.5
Total International Contract	$156.9	$145.5	$495.3	$474.3

Global Retail:
Workplace	$2.6	$2.5	$6.7	$7.2
Performance Seating	60.9	57.0	162.8	154.0
Lifestyle	217.1	201.5	640.1	601.4
Other	0.5	1.5	1.6	2.1
Total Global Retail	$281.1	$262.5	$811.2	$764.7

Total	$926.6	$876.2	$2,837.5	$2,708.1

MillerKnoll, Inc.:
Workplace	$354.4	$338.0	$1,117.3	$1,061.1
Performance Seating	214.1	192.7	633.3	598.6
Lifestyle	307.3	287.1	927.5	887.0
Other	50.8	58.4	159.4	161.4
Total MillerKnoll, Inc.	$926.6	$876.2	$2,837.5	$2,708.1
In the current year, certain products were reclassified within the Workplace and Performance Seating categories based on management's internal reporting of the performance of these product lines. The prior year amounts have been recast to reflect these changes.
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

	Three Months Ended		Nine Months Ended
(In millions)	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
Net sales:
United States	$662.5	$635.4	$2,041.1	$1,938.2
International	264.1	240.8	796.4	769.9
Total	$926.6	$876.2	$2,837.5	$2,708.1
Contract Balances
Customers may make payments before the satisfaction of the Company's performance obligation and recognition of revenue. These payments represent contract liabilities and are included within the caption Customer deposits in the Condensed Consolidated Balance Sheets. During the three and nine months ended February 28, 2026, the Company recognized net sales of $9.4 million and $88.2 million, respectively, related to customer deposits that were included in the balance sheet as of May 31, 2025. During the three and nine months ended March 1, 2025, the Company recognized net sales of $3.9 million and $85.5 million, respectively, related to customer deposits that were included in the balance sheet as of June 1, 2024.
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
The Company’s net cash pool position consisted of the following:

(In millions)	February 28, 2026	May 31, 2025
Gross cash position	$137.0	$99.4
Less: cash borrowings	(136.1)	(98.0)
Net cash position	$0.9	$1.4
5. Inventories

(In millions)	February 28, 2026	May 31, 2025
Finished goods and work in process	$370.6	$329.5
Raw materials	121.2	118.0
Total	$491.8	$447.5
Inventories are valued primarily using the first-in first-out method.

6. Goodwill and Indefinite-Lived Intangibles
Changes in the carrying amount of goodwill, by reportable segment, were as follows:

(In millions)	North America Contract(1)	International Contract	Global Retail(2)	Total
Balance at May 31, 2025	$590.8	$159.1	$402.5	$1,152.4
Foreign currency translation adjustments	6.2	2.7	5.9	14.8
Balance at February 28, 2026	$597.0	$161.8	$408.4	$1,167.2
(1) North America Contract segment had accumulated goodwill impairments of $36.7 million as of February 28, 2026, and May 31, 2025.
(2) Global Retail segment had accumulated goodwill impairments of $181.1 million as of February 28, 2026, and May 31, 2025.

Other indefinite-lived assets included in the Consolidated Balance Sheets consist of the following:

(In millions)	Indefinite-lived Intangible Assets
May 31, 2025	$432.5
Foreign currency translation adjustments	4.4
February 28, 2026	$436.9

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
Although the annual impairment test is performed during the fourth quarter, the assessment of triggering events is performed each interim reporting period. During the third quarter of fiscal year 2026 there was no impairment triggering event identified.
During the third quarter of fiscal year 2025, the Company performed an assessment to determine whether there were indicators of a triggering event which could indicate the carrying amount of the reporting units may not be supported by the fair value. Through this assessment management identified an impairment triggering event associated with lower-than-expected operating results. This suggested that the fair value of one or more of the reporting units may have fallen below their carrying amount. Accordingly, the Company performed a quantitative valuation of each reporting unit during the third quarter of fiscal year 2025.
As part of the 2025 quantitative valuation, the Company used the discounted cash flow method under a weighting of the income and market approach to estimate the fair value of each reporting unit. These approaches are based on a discounted cash flow analysis and observable comparable company information that use several inputs, including:
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
As a result of the third quarter fiscal year 2025 goodwill impairment test, the Company recognized a total non-cash impairment charge of $30.1 million and $62.2 million in its Global Retail and Holly Hunt reporting units, respectively. The goodwill impairment charges were primarily caused by reduced sales and profitability projections as well as an increase in the discount rate. After these impairment charges and before the changes in reporting units resulting from the segment re-organization, the Global Retail and Holly Hunt reporting units had remaining goodwill of $357.0 million and $33.0 million, respectively.
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
In completing the third quarter fiscal year 2025 assessment of indefinite-lived trade name impairment, the respective fair values were estimated using discount rates ranging from 12.75% to 17.25%, royalty rates ranging from 1.00% to 3.00%, and long-term growth rates ranging from 2.50% to 3.00%. The Company’s estimates of the fair value of its indefinite-lived intangible assets are sensitive to changes in the key assumptions above as well as projected financial performance. If the estimated cash flows related to the Company's indefinite-lived intangibles were to decline in future periods, the Company may need to record additional impairment charges. Management has not identified any events or changes in circumstances that may indicate an indefinite-lived intangible is more likely than not to be impaired as of the third quarter of fiscal year 2026.
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

	Three Months Ended		Nine Months Ended
	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
Numerator:
Numerator for both basic and diluted EPS, Net earnings (loss) attributable to MillerKnoll, Inc. - in millions	$23.5	$(12.7)	$67.9	$20.2

Denominator:
Weighted-average common shares outstanding - basic	68,664,546	68,353,906	68,609,898	69,269,956
Potentially dilutive shares resulting from stock plans	467,618	—	490,090	911,323
Weighted-average common shares outstanding - diluted	69,132,164	68,353,906	69,099,988	70,181,279

Earnings per share attributable to MillerKnoll, Inc. - basic	$0.34	$(0.19)	$0.99	$0.29
Earnings per share attributable to MillerKnoll, Inc. - diluted	$0.34	$(0.19)	$0.98	$0.29

Antidilutive equity awards not included in weighted-average common shares - diluted	4,058,206	2,821,894	4,135,918	1,222,986
8. Stock-Based Compensation
The following table summarizes the stock-based compensation expense and related income tax effect for the periods indicated:

	Three Months Ended		Nine Months Ended
(In millions)	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
Stock-based compensation expense	$5.9	$6.1	$21.0	$24.0
Related income tax effect	$1.4	$1.5	$5.1	$5.9
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
9. Income Taxes
The Company's process for determining the provision for income taxes for the three and nine months ended February 28, 2026, involved using an estimated annual effective tax rate which was based on expected annual income and statutory tax rates across the various jurisdictions in which it operates.
The effective tax rates were 19.2% and 88.3%, respectively, for the three month periods ended February 28, 2026, and March 1, 2025. The year over year change in the effective tax rate for the three months ended February 28, 2026, resulted from the current year quarter reflecting favorable discrete impacts from return to provision true-ups related mainly to the United States research and development credit and the prior quarter having impacts from the impairment of indefinite-lived intangible assets. For the three months ended February 28, 2026, the effective rate is lower than the United States federal statutory rate due to favorable discrete impacts from return to provision true-ups related mainly to the United States research and development credit. For the three months ended March 1, 2025, the effective rate is higher than the United States federal statutory rate due to impacts from the impairment of indefinite-lived intangible assets. The effective tax rates were 22.7% and 139.4%, respectively, for the nine months ended February 28, 2026, and March 1, 2025. The year over year change in the effective tax rate for the nine months ended February 28, 2026 resulted from the prior year nine months having impacts from the impairment of indefinite-lived intangible assets and the current year nine months having no comparable impacts. For the nine months ended February 28, 2026, the effective tax rate is higher than the United States federal statutory rate due to United States state income taxes and the mix of earnings in tax jurisdictions having rates higher than the United States federal statutory rate. For the nine months ended March 1, 2025, the effective tax rate is higher than the United States federal statutory rate due to impacts from the impairment of indefinite-lived intangible assets.
The Company recognizes interest and penalties related to uncertain tax benefits through Income tax expense in its Condensed Consolidated Statements of Comprehensive Income. Interest and penalties recognized in the Company's Condensed Consolidated Statements of Comprehensive Income were negligible for the three and nine months ended February 28, 2026, and March 1, 2025.
10. Fair Value Measurements
The Company's financial instruments consist of cash equivalents, accounts and notes receivable, deferred compensation plans, accounts payable, debt, interest rate swaps, and foreign currency exchange contracts. The Company's financial instruments, other than long-term debt, are recorded at fair value.
The carrying value and fair value of the Company's total debt is as follows for the periods indicated:

(In millions)	February 28, 2026	May 31, 2025
Carrying value	$1,310.1	$1,337.0
Fair value	$1,318.8	$1,330.7
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
The following table sets forth financial assets and liabilities measured at fair value through net income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of February 28, 2026, and May 31, 2025.

(In millions)	February 28, 2026		May 31, 2025
Financial Assets	NAV	Quoted prices with other observable inputs (Level 2)	NAV	Quoted prices with other observable inputs (Level 2)
Cash equivalents:
Money market funds	$4.8	$—	$10.8	$—
Other current assets:
Foreign currency forward contracts	—	1.0	—	0.8
Other noncurrent assets:
Deferred compensation plan	—	25.4	—	22.0
Total	$4.8	$26.4	$10.8	$22.8

Financial Liabilities
Other accrued liabilities:
Foreign currency forward contracts	$—	$1.0	$—	$0.2
Total	$—	$1.0	$—	$0.2
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
The following table sets forth financial assets and liabilities measured at fair value through other comprehensive income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of February 28, 2026, and May 31, 2025.

(In millions)		February 28, 2026	May 31, 2025
Financial Assets	Balance Sheet Location	Quoted Prices with Other Observable Inputs (Level 2)	Quoted Prices with Other Observable Inputs (Level 2)
Interest rate swap agreement	Other noncurrent assets	$14.0	$28.1
Total		$14.0	$28.1

Financial Liabilities
Interest rate swap agreement	Other liabilities	$5.1	$2.0
Total		$5.1	$2.0
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
In January 2022, the Company entered into a third interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $575.0 million with a forward start date of January 31, 2022, and a maturity date of January 29, 2027. The interest rate swap locked in the Company’s interest rate on the forecasted outstanding borrowings of $575.0 million at 1.689% exclusive of the credit spread on the variable rate debt. As a result of the transaction, under the terms of the agreement the Company effectively converted one month Term SOFR floating interest rate plus applicable margin to 1.689% fixed interest rate plus applicable margin as of the forward start date. The swap agreement was amended in February 2023 for each calculation period beginning on January 31, 2023, and thereafter, to replace the LIBOR-based floating interest rate with a Term SOFR rate, and a 1.650% modified fixed interest rate. In May 2025, the swap agreement was amended to remove the 0.11448% floor and related CSA.

In February 2023, the Company entered into a fourth interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $150.0 million with a forward start date of March 3, 2023, and a termination date of January 3, 2029. The interest rate swap locked in the Company's interest rate on the forecasted outstanding borrowings of $150.0 million at 3.950% exclusive of the credit spread on the variable rate debt. As a result of the transaction, under the terms of the agreement the Company effectively converted one month Term SOFR floating interest rate plus applicable margin to 3.950% fixed interest rate plus applicable margin as of the forward start date.
In February 2026, the Company entered into a forward-starting interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $200.0 million, with a forward start date of January 29, 2027, and a termination date of January 31, 2030. The interest rate swap locked in the Company's interest rate on the forecasted outstanding borrowings of $200.0 million at 3.380% exclusive of the credit spread on the variable rate debt. As a result of the transaction, under the terms of the agreement the Company effectively will convert one month Term SOFR floating interest rate plus applicable margin to 3.380% fixed interest rate plus applicable margin as of the forward start date.
The interest rate swaps were designated as cash flow hedges at inception and the facts and circumstances of the hedged relationships remain consistent with the initial quantitative effectiveness assessment in that the hedged instruments remain an effective accounting hedge as of February 28, 2026. Since a designated derivative meets hedge accounting criteria, the fair value of the hedge is recorded in the Consolidated Statements of Stockholders’ Equity as a component of Accumulated other comprehensive loss, net of tax. The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings. The interest rate swap agreements are assessed for hedge effectiveness on a quarterly basis. The impact of derivative instruments on our Condensed Consolidated Statements of Cash Flows is included in Net cash provided by operating activities.

(In millions)	Notional Amount	Forward Start Date	Termination Date	Effective Fixed Interest Rate
September 2016 Interest Rate Swap	$150.0	January 3, 2018	January 3, 2028	1.910%
June 2017 Interest Rate Swap	$75.0	January 3, 2018	January 3, 2028	2.348%
January 2022 Interest Rate Swap	$575.0	January 31, 2022	January 29, 2027	1.650%
March 2023 Interest Rate Swap	$150.0	March 3, 2023	January 3, 2029	3.950%
February 2026 Interest Rate Swap	$200.0	January 29, 2027	January 31, 2030	3.380%
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
The following table summarizes the effects of the interest rate swap agreements for the three and nine months ended:

	Three Months Ended		Nine Months Ended
(In millions)	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
(Loss) recognized in Other comprehensive income (loss) (effective portion)	$(3.9)	$(4.4)	$(12.9)	$(22.1)
Gain reclassified from Accumulated other comprehensive loss into earnings	$4.0	$5.5	$14.2	$20.1
There were no gains or losses recognized in earnings for hedge ineffectiveness for the three and nine month periods ended February 28, 2026, and March 1, 2025. The amount of gain expected to be reclassified from Accumulated other comprehensive income into earnings during the next twelve months is $11.6 million, net of tax is $8.8 million.

Redeemable Noncontrolling Interests
Changes in the Company's redeemable noncontrolling interest in HAY for the nine months ended February 28, 2026, and March 1, 2025, are as follows:

(In millions)	February 28, 2026	March 1, 2025
Beginning Balance	$59.3	$73.9
Net income attributable to redeemable noncontrolling interests	2.9	2.8
Dividend attributable to redeemable noncontrolling interests	(3.1)	(4.3)
Cumulative translation adjustments attributable to redeemable noncontrolling interests	1.3	(0.7)
Foreign currency translation adjustments	2.4	(3.3)
Ending Balance	$62.8	$68.4
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
Changes in the warranty reserve for the stated periods were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
Accrual Balance — beginning	$70.6	$70.0	$69.7	$70.4
Accrual for warranty matters	6.7	5.8	22.0	17.5
Settlements and adjustments	(6.9)	(6.5)	(21.3)	(18.6)
Accrual Balance — ending	$70.4	$69.3	$70.4	$69.3
Guarantees
The Company is periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one year and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies. However, the Company is ultimately liable for claims that may occur against them. As of February 28, 2026, the Company had a maximum financial exposure related to performance bonds totaling approximately $15.2 million. The Company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The Company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded in respect to these bonds as of either February 28, 2026, or May 31, 2025.
The Company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of February 28, 2026, the Company had a maximum financial exposure from these standby letters of credit totaling approximately $12.1 million, all of which is considered usage against the Company's revolving line of credit. The Company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded with respect to these arrangements as of February 28, 2026, or May 31, 2025.

Contingencies
The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect, if any, on the Company's Consolidated Financial Statements.
12. Short-Term Borrowings and Long-Term Debt
Short-term borrowings and long-term debt as of February 28, 2026, and May 31, 2025, consisted of the following:

(In millions)	February 28, 2026	May 31, 2025
Syndicated revolving line of credit, due April 2030	$293.5	$330.8
Term Loan A, 5.4230%, due April 2030	395.0	400.0
Term Loan B, 5.6730%, due August 2032	548.6	603.1
Accounts Receivable Securitization Facility, 4.7423% due September 2028	70.2	—
Supplier financing program	1.8	2.0
Finance lease liability	1.0	1.1
Total debt	$1,310.1	$1,337.0
Less: Unamortized discount and issuance costs	(9.3)	(10.4)
Less: Current debt	(22.6)	(16.0)
Long-term debt	$1,278.2	$1,310.6
In connection with the acquisition of Knoll, in July 2021, the Company entered into a credit agreement that provided for a syndicated revolving line of credit (the "Revolver") and two term loans. The Revolver provided the Company with up to $725.0 million in revolving variable rate interest borrowing capacity that matured in July 2026, replacing the previous $500.0 million syndicated revolving line of credit. The term loans consisted of a five-year senior secured Term Loan "A" facility with an aggregate principal amount of $400.0 million and a seven-year senior secured Term Loan "B" facility with an aggregate principal amount of $625.0 million, the proceeds of which were used to finance a portion of the cash consideration for the acquisition of Knoll, for the repayment of certain debt of Knoll, and to pay fees, costs, and expenses related thereto.
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
In August 2025, the Company entered into an amendment to the Credit Agreement. Amended terms for Term Loan B include extending the maturity to August 2032, a new amortization schedule of required quarterly principal payments for Term Loan B, and the elimination of the credit spread adjustment for Term Loan B that was added to accommodate the LIBOR to SOFR benchmark transition. The Company reduced the amount borrowed on Term Loan B to $550.0 million. This amendment was accounted for as a debt extinguishment, and the remaining unamortized debt issuance costs of $7.8 million from the original Term Loan B issuance were written off as an expense and recorded within Other expense (income), net on the Condensed Consolidated Statements of Comprehensive Income (Loss).

In February 2026, the Company entered into an amendment to the Credit Agreement. The amendment revised the applicable margin which is part of the stated interest rate applicable to borrowings under the Term Loan B facility. All other material terms remained consistent with those of the Term Loan B Facility executed in August 2025. In connection with the execution of the amendment, the accounting treatment of Term Loan B was assessed on a lender-by-lender basis in accordance with ASC 470-50. Based on the specific facts and circumstances applicable to each lender in the syndicate, the amendment was accounted for as a modification, extinguishment, or new loan, as appropriate. Unamortized debt issuance costs of $0.2 million were written off as an expense during the quarter and recorded within Other expense (income), net on the Condensed Consolidated Statements of Comprehensive Income (Loss).
Excluding cash flows related to the refinancing of debt that occurred during the nine months ended February 28, 2026, the Company made aggregate principal payments of $5.0 million and $2.9 million on Term Loan A and B, respectively. During the nine months ended March 1, 2025, the Company made aggregate principal payments of $25.0 million on Term Loan A and $4.7 million on Term Loan B.
Available borrowings under the syndicated revolving line of credit were as follows for the periods indicated:

(In millions)	February 28, 2026	May 31, 2025
Syndicated revolving line of credit borrowing capacity	$725.0	$725.0
Less: Borrowings under the syndicated revolving line of credit	293.5	330.8
Less: Outstanding letters of credit	12.1	12.0
Available borrowings under the syndicated revolving line of credit	$419.4	$382.2
Accounts Receivable Securitization Facility
In September 2025, the Company entered into a three-year accounts receivable securitization facility (the "Facility"), scheduled to terminate September 2028, in the aggregate amount of up to $90.0 million. Under the terms of the Facility, the Company sells, on a revolving basis, certain accounts receivables to MillerKnoll Receivables LLC, a direct wholly-owned, bankruptcy-remote special purpose entity (the "SPE") of the Company that, in turn, uses the receivables to secure the borrowings, the proceeds of which will be used for general working capital purposes. The SPE is included in the Condensed Consolidated Financial Statements and therefore the accounts receivable owned by it are included in our Condensed Consolidated Balance Sheets. However, the accounts receivable owned by the SPE are separate and distinct from our other assets and are not available to other creditors should the Company become insolvent. As of February 28, 2026, the SPE held $70.2 million of accounts receivable. The securitization is treated as a secured borrowing for accounting purposes. The outstanding balance as of February 28, 2026 is reported in Long-term debt in the Condensed Consolidated Balance Sheets.
Supplier Financing Program
The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations of the Company. Under this program, participating suppliers may finance payment obligations of the Company, prior to their scheduled due dates, at a discounted price to the third-party financial institution.
The Company has lengthened the payment terms for certain suppliers that have chosen to participate in the program. As a result, certain amounts due to suppliers have payment terms that are longer than standard industry practice and as such, these amounts have been excluded from Accounts payable in the Condensed Consolidated Balance Sheets as the amounts have been accounted for by the Company as current debt, within Short-term borrowings and current portion of long-term debt. As of February 28, 2026, and May 31, 2025, the liability related to the supplier financing program was $1.8 million and $2.0 million, respectively.

13. Accumulated Other Comprehensive Loss
The following table provides an analysis of the changes in accumulated other comprehensive loss for the nine months ended February 28, 2026, and March 1, 2025:

(In millions)	Cumulative Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Interest Rate Swap Agreement	Accumulated Other Comprehensive Loss
Balance at May 31, 2025	$(70.6)	$(30.9)	$19.5	$(82.0)
Other comprehensive income (loss), net of tax before reclassifications	29.7	—	(27.1)	2.6
Reclassification from accumulated other comprehensive loss - Other, net	—	0.3	14.2	14.5
Net current period other comprehensive income (loss)	29.7	0.3	(12.9)	17.1
Balance at February 28, 2026	$(40.9)	$(30.6)	$6.6	$(64.9)

Balance at June 1, 2024	$(105.7)	$(33.3)	$46.3	$(92.7)
Other comprehensive (loss), net of tax before reclassifications	(37.6)	—	(42.2)	(79.8)
Reclassification from accumulated other comprehensive loss - Other, net	—	3.9	20.1	24.0
Tax benefit	—	(1.0)	—	(1.0)
Net current period other comprehensive (loss) income	(37.6)	2.9	(22.1)	(56.8)
Balance at March 1, 2025	$(143.3)	$(30.4)	$24.2	$(149.5)
14. Operating Segments
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
The Company also reports a "Corporate" category consisting primarily of unallocated expenses related to general corporate functions, including, but not limited to, certain legal, executive, corporate finance, information technology, administrative and acquisition-related costs. Management regularly reviews corporate costs and believes disclosing such information provides more visibility and transparency regarding how the chief operating decision maker ("CODM") reviews results of the Company.
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
The following is a summary of certain key financial measures for the respective periods indicated:

	Three Months Ended		Nine Months Ended
(In millions)	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
Net sales:
North America Contract	$488.6	$468.2	$1,531.0	$1,469.1
International Contract	156.9	145.5	495.3	474.3
Global Retail	281.1	262.5	811.2	764.7
Total	$926.6	$876.2	$2,837.5	$2,708.1

Refer to Note 3 of the Consolidated Financial Statements for further disaggregation of revenue by operating segment.

	Three Months Ended		Nine Months Ended
(In millions)	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
Adjusted cost of sales(1):
North America Contract	$312.9	$307.2	$973.4	$946.0
International Contract	101.4	93.3	318.7	301.7
Global Retail	159.1	143.3	451.8	414.2
(1) Adjusted cost of sales is defined as cost of sales excluding, when they occur, the impacts of restructuring charges and integration charges.

	Three Months Ended		Nine Months Ended
(In millions)	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
Adjusted operating expenses(1):
North America Contract	$127.9	$118.2	$399.5	$381.8
International Contract	42.7	38.7	132.9	123.0
Global Retail	114.0	102.8	342.7	316.7
Corporate	15.4	14.7	49.2	47.9
(1) Adjusted operating expenses is defined as operating expenses excluding, when they occur, the impacts of restructuring charges, integration charges, amortization of Knoll purchased intangibles, impairment charges and Knoll pension plan termination charges.

	Three Months Ended		Nine Months Ended
(In millions)	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
Adjusted operating earnings:
North America Contract	$47.8	$42.8	$158.1	$141.3
International Contract	12.8	13.5	43.7	49.6
Global Retail	8.0	16.4	16.7	33.8
Total segment adjusted operating earnings	$68.6	$72.7	$218.5	$224.7

	Three Months Ended		Nine Months Ended
(In millions)	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
Reconciliation to net earnings:
Total segment adjusted operating earnings	$68.6	$72.7	$218.5	$224.7
Corporate adjusted operating loss	(15.4)	(14.7)	(49.2)	(47.9)
Total consolidated adjusted operating earnings	53.2	58.0	169.3	176.8
Net earnings attributable to redeemable noncontrolling interests	1.0	1.0	2.9	2.8
Net earnings (loss) from:
Equity earnings from nonconsolidated affiliates, net of tax	0.9	0.1	0.9	0.3
Income tax expense (benefit)	5.6	(89.0)	20.5	(80.3)
Other (income) expense, net	—	0.7	6.3	(2.0)
Interest and other investment (income)	(1.5)	(1.2)	(3.3)	(4.3)
Interest expense	17.2	19.1	53.5	59.4
Restructuring charges	2.2	4.2	4.2	4.2
Integration charges	—	—	—	28.3
Amortization of Knoll purchased intangibles	6.1	6.0	18.2	17.8
Impairment charges	—	130.0	—	130.0
Knoll pension plan termination charges	—	—	—	1.0
Net earnings (loss) attributable to MillerKnoll, Inc.	$23.5	$(12.7)	$67.9	$20.2

	Three Months Ended		Nine Months Ended
(In millions)	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
Depreciation and amortization:
North America Contract	$22.8	$20.8	$65.2	$62.1
International Contract	6.1	2.4	17.9	16.5
Global Retail	9.2	11.1	27.0	26.0
Total	$38.1	$34.3	$110.1	$104.6
Capital expenditures:
North America Contract	$7.3	$14.3	$38.1	$36.5
International Contract	5.0	2.2	13.3	12.5
Global Retail	9.8	6.7	32.0	19.1
Total	$22.1	$23.2	$83.4	$68.1
Many of the Company's assets, including manufacturing, office and showroom facilities, support multiple segments. For that reason, it is impractical to disclose asset information on a segment basis.
15. Restructuring and Integration Expense
As part of restructuring and integration activities the Company has incurred expenses that qualify as exit and disposal costs under U.S. GAAP. These include severance and employee benefit costs as well as other direct separation benefit costs, expenses incurred related to the facilities consolidation plan, right of use asset impairment charges and fixed asset impairment charges. Severance and employee benefit costs primarily relate to cash severance, as well as non-cash severance, including accelerated equity award compensation expense. The Company also incurred expenses that are an integral component of, and directly attributable to, our restructuring and integration activities, which do not qualify as exit and disposal costs under U.S. GAAP. These include integration implementation costs that relate primarily to professional fees, non-cash losses incurred on debt extinguishment, and accelerated depreciation of fixed assets.

The expense associated with integration initiatives are included in Selling, general and administrative and the expenses associated with restructuring activities are included in Cost of sales or Restructuring expense in the Condensed Consolidated Statements of Comprehensive Income.
Restructuring expenses recorded within Cost of sales totaled $0.3 million and $0.4 million for the three and nine months ended February 28, 2026. Restructuring expenses recorded within Restructuring expense totaled $1.9 million and $3.8 million for the three and nine months ended February 28, 2026.
There were no restructuring expenses recorded within Cost of sales for the three and nine months ended March 1, 2025. Restructuring expenses recorded within Restructuring expense totaled $4.2 million for the three and nine months ended March 1, 2025.
Knoll Integration
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
For the three months ended February 28, 2026 and March 1, 2025, and the nine months ended February 28, 2026, there were no costs incurred related to the Knoll Integration.
For the nine months ended March 1, 2025, we incurred $28.3 million of costs related to the Knoll Integration which was comprised of $25.8 million of exit and disposal costs related to the consolidation of facilities and $2.5 million of other integration costs.
No liability balance remains as of February 28, 2026 for Knoll Integration costs that qualify as exit and disposal costs under U.S. GAAP.
The following is a summary of integration expenses by segment for the periods indicated:

	Three Months Ended		Nine Months Ended
(In millions)	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
North America Contract	$—	$—	$—	$24.8
International Contract	—	—	—	3.2
Global Retail	—	—	—	0.3
Corporate	—	—	—	—
Total	$—	$—	$—	$28.3
Restructuring Activities
During the first quarter of fiscal year 2026, the Company announced an action related to the 2026 restructuring plan ("2026 restructuring plan") to create operational efficiencies. This restructuring activity included expenses related to a facilities consolidation plan. As a result, the Company revised the estimated useful lives of certain fixed assets, which increased depreciation expense. In connection with the 2026 restructuring plan, restructuring charges totaled $2.2 million and $4.2 million for the three and nine months ended February 28, 2026. Included in these amounts was depreciation expense of $1.6 million and $3.3 million for the respective periods.

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
The following table provides an analysis of the changes in the restructuring cost reserve that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and exit and disposal activities) for the 2026 restructuring plan for the nine months ended February 28, 2026:

	2026 Restructuring Plan
(In millions)	Severance and Employee Related	Exit and Disposal Activities	Total
May 31, 2025	$—	$—	$—
Restructuring Costs	0.3	0.6	0.9
Amounts Paid	—	(0.6)	(0.6)
Non-Cash Costs	—	—	—
February 28, 2026	$0.3	$—	$0.3

The following table provides an analysis of the changes in the restructuring cost reserve that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and exit and disposal activities) for the 2025 restructuring plan for the nine months ended February 28, 2026:

	2025 Restructuring Plan
(In millions)	Severance and Employee Related	Exit and Disposal Activities	Total
May 31, 2025	$7.0	$—	$7.0
Restructuring Costs	—	—	—
Amounts Paid	(6.8)	—	(6.8)
Non-Cash Costs	—	—	—
February 28, 2026	$0.2	$—	$0.2
The Company expects that remaining liability for the 2025 restructuring plan as of February 28, 2026, will be paid in the fourth quarter of fiscal year 2026.
The following table provides an analysis of the changes in the restructuring cost reserve that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and exit and disposal activities) for the 2024 restructuring plan for the nine months ended February 28, 2026:

	2024 Restructuring Plan
(In millions)	Severance and Employee Related	Exit and Disposal Activities	Total
May 31, 2025	$1.0	$—	$1.0
Restructuring Costs	—	—	—
Amounts Paid	(0.8)	—	(0.8)
Non-Cash Costs	—	—	—
February 28, 2026	$0.2	$—	$0.2

The Company expects that remaining liability for the 2024 restructuring plan as of February 28, 2026, will be paid in the fourth quarter of fiscal year 2026.
The following is a summary of restructuring costs by segment for the periods indicated:

	Three Months Ended		Nine Months Ended
(In millions)	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
North America Contract	$2.2	$2.4	$4.2	$2.4
International Contract	—	1.7	—	1.7
Global Retail	—	0.1	—	0.1
Total	$2.2	$4.2	$4.2	$4.2
16. Variable Interest Entities
The Company entered into long-term notes receivable with certain independently owned dealers that are deemed to be variable interests in variable interest entities. The carrying value of these notes receivable was $7.2 million and $13.5 million as of February 28, 2026, and May 31, 2025, respectively, and represents the Company’s maximum exposure to loss. The Company is not deemed to be the primary beneficiary for any of these variable interest entities as each independently owned dealer controls the activities that most significantly impact the entity’s economic performance, including sales, marketing, and operations.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except share data)
The following is management's discussion and analysis of certain significant factors that affected the Company's financial condition, earnings, and cash flows during the periods included in the accompanying Condensed Consolidated Financial Statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2025. References to "Notes" are to the footnotes included in the accompanying Condensed Consolidated Financial Statements.
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
The following is a summary of results for the three months ended February 28, 2026:
•Net sales were $926.6 million and orders were $931.6 million, representing an increase of 5.8% and an increase of 9.2%, respectively, when compared to the same quarter of the prior year. On an organic* basis, which excludes the impact of foreign currency translation, Net sales were $909.4 million and orders were $914.8 million, representing an organic* increase of 3.8% and an organic* increase of 7.2%, respectively, when compared to the same quarter of the prior year.
•Gross margin in the third quarter was 38.1%, an increase of 20 basis points when compared to the same quarter of the prior year, related primarily to the impact of favorable leverage on fixed costs on higher sales volumes as well as favorable channel and product mix.
•Operating expenses decreased $106.6 million or 25.7% as compared to the same quarter of the prior year. The decrease was driven primarily from the impact of non-cash impairment charges in the prior year. This decrease was partially offset by an increase in fixed and variable compensation costs and incremental costs related to the expanded retail store footprint.
•The effective tax rate was 19.2% compared to 88.3% for the same quarter of the prior year. The change compared to the prior year relates primarily to the discrete tax impacts of the impairments recorded in the prior year.
•Diluted earnings per share in the quarter was $0.34 compared to a loss of $0.19 in the prior year. Adjusted diluted earnings per share* was $0.43, a 2.3% decrease compared to the prior year quarter.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

A comparison of Net sales and orders during the third quarter to the prior year quarter by segment is as follows:
•The North America Contract segment in the third quarter reported Net sales totaling $488.6 million, an increase of 4.4% compared to the prior year period on a reported basis and 4.1% on an organic* basis. North America Contract had orders of $490.9 million, which represents an increase of 13.1% from the prior year on a reported basis and 12.8% on an organic* basis.
•The International Contract segment delivered Net sales in the third quarter of $156.9 million, an increase of 7.8% compared to the prior year period on a reported basis and an increase of 1.9% organically*. Orders in the segment totaled $160.3 million, representing a year-over-year increase of 0.7% on a reported basis and a decrease of 4.3% organically*.
•Net sales in the third quarter for the Global Retail segment totaled $281.1 million, an increase of 7.1% over the same quarter last year on a reported basis and an increase of 4.4% organically*. Orders in the quarter totaled $280.4 million, up 7.9% compared to the same period last year on a reported basis and up 5.1% organically*.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

The Company's fiscal year is the 52 or 53 week period ending on the Saturday closest to May 31. The fiscal year ending May 30, 2026 ("fiscal 2026") and the fiscal year ended May 31, 2025 ("fiscal 2025") both contain 52 weeks.
The remaining sections within Item 2 include additional analysis of the three and nine months ended February 28, 2026, including discussion of significant variances compared to the prior year periods.
Reconciliation of Non-GAAP Financial Measures
This report contains non-GAAP financial measures that are not in accordance with, nor an alternative to, generally accepted accounting principles (GAAP) and may be different from non-GAAP measures presented by other companies. These non-GAAP financial measures are not measurements of our financial performance under GAAP and should not be considered an alternative to the related GAAP measurement. These non-GAAP measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. The Company's presentation of non-GAAP measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. The Company compensates for these limitations by providing equal prominence of our GAAP results. Reconciliations of these non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are provided in the financial tables included within this report. The Company believes these non-GAAP measures are useful for investors as they provide financial information on a more comparative basis for the periods presented.
The non-GAAP financial measures referenced within this report include: Adjusted Earnings per Share - Diluted and Organic Growth (Decline).
Adjusted Earnings per Share - Diluted represents reported diluted earnings per share excluding the impact from amortization of Knoll purchased intangibles, integration charges, restructuring expenses, impairment charges, Knoll pension plan termination charges, debt extinguishment charges and the related tax effect of these adjustments. These adjustments are described further below.
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
•Integration charges: Includes Knoll integration-related costs which include severance, asset impairment charges associated with lease and operations facility consolidation activity, and expenses related to synergy realization efforts and reorganization initiatives.
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
•Tax related items: Includes the income tax benefit/provision effect of the tax-related items from our non-GAAP measures because they are not associated with the tax expense on our ongoing operating results.

The following tables reconcile Net sales to Net sales, organic for the periods ended as indicated below:

	Three Months Ended
	February 28, 2026
	North America Contract	International Contract	Global Retail	Total
Net sales, as reported	$488.6	$156.9	$281.1	$926.6
% change from PY	4.4%	7.8%	7.1%	5.8%

Adjustments
Currency translation effects (1)	(1.4)	(8.7)	(7.1)	(17.2)
Net sales, organic	$487.2	$148.2	$274.0	$909.4
Organic Growth	4.1%	1.9%	4.4%	3.8%

	Three Months Ended
	March 1, 2025
	North America Contract	International Contract	Global Retail	Total
Net sales, as reported	$468.2	$145.5	$262.5	$876.2
(1) Currency translation effects represent the estimated net impact of translating current period sales using the average exchange rates applicable to the comparable prior year period.

	Nine Months Ended
	February 28, 2026
	North America Contract	International Contract	Global Retail	Total
Net sales, as reported	$1,531.0	$495.3	$811.2	$2,837.5
% change from PY	4.2%	4.4%	6.1%	4.8%

Adjustments
Currency translation effects (1)	(1.5)	(18.5)	(14.2)	(34.2)
Net sales, organic	$1,529.5	$476.8	$797.0	$2,803.3
Organic Growth	4.1%	0.5%	4.2%	3.5%

	Nine Months Ended
	March 1, 2025
	North America Contract	International Contract	Global Retail	Total
Net sales, as reported	$1,469.1	$474.3	$764.7	$2,708.1
(1) Currency translation effects represent the estimated net impact of translating current period sales and using the average exchange rates applicable to the comparable prior year period

The following tables reconcile orders as reported to organic orders for the periods ended as indicated below:

	Three Months Ended
	February 28, 2026
	North America Contract	International Contract	Global Retail	Total
Orders, as reported	$490.9	$160.3	$280.4	$931.6
% change from PY	13.1%	0.7%	7.9%	9.2%

Adjustments
Currency translation effects (1)	(1.5)	(8.0)	(7.3)	(16.8)
Orders, organic	$489.4	$152.3	$273.1	$914.8
Organic Growth (Decline)	12.8%	(4.3)%	5.1%	7.2%

	Three Months Ended
	March 1, 2025
	North America Contract	International Contract	Global Retail	Total
Orders, as reported	$434.0	$159.2	$259.9	$853.1
(1) Currency translation effects represent the estimated net impact of translating current period orders using the average exchange rates applicable to the comparable prior year period.

	Nine Months Ended
	February 28, 2026
	North America Contract	International Contract	Global Retail	Total
Orders, as reported	$1,489.9	$476.8	$822.8	$2,789.5
% change from PY	2.5%	0.1%	5.3%	2.9%

Adjustments
Currency translation effects (1)	(1.6)	(17.4)	(14.8)	(33.8)
Orders, organic	$1,488.3	$459.4	$808.0	$2,755.7
Organic Growth (Decline)	2.4%	(3.6)%	3.4%	1.7%

	Nine Months Ended
	March 1, 2025
	North America Contract	International Contract	Global Retail	Total
Orders, as reported	$1,453.4	$476.4	$781.1	$2,710.9
(1) Currency translation effects represent the estimated net impact of translating current period orders using the average exchange rates applicable to the comparable prior year period.

The following table reconciles earnings per share - diluted to adjusted earnings per share - diluted for the periods ended as indicated below:

	Three Months Ended		Nine Months Ended
	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
Earnings (loss) per share - diluted	$0.34	$(0.19)	$0.98	$0.29

Add: Amortization of Knoll purchased intangibles	0.09	0.09	0.26	0.25
Add: Integration charges	—	—	—	0.40
Add: Restructuring charges	0.03	0.06	0.06	0.06
Add: Impairment charges	—	1.91	—	1.85
Add: Debt extinguishment charges	—	—	0.12	—
Add: Knoll pension plan termination charges	—	—	—	0.01
Tax impact on adjustments	(0.03)	(1.43)	(0.11)	(1.53)
Adjusted earnings per share - diluted	$0.43	$0.44	$1.31	$1.33
Weighted average shares outstanding (used for calculating adjusted earnings per share) – diluted	69,132,164	68,353,906	69,099,988	70,181,279
Key Highlights
The following table presents certain key highlights from the results of operations for the three and nine months ended:

	Three Months Ended			Nine Months Ended
(In millions, except share data)	February 28, 2026	March 1, 2025	% Change	February 28, 2026	March 1, 2025	% Change
Net sales	$926.6	$876.2	5.8%	$2,837.5	$2,708.1	4.8%
Cost of sales	573.7	543.8	5.5%	1,744.3	1,662.4	4.9%
Gross margin	352.9	332.4	6.2%	1,093.2	1,045.7	4.5%
Operating expenses	308.0	414.6	(25.7)%	946.3	1,050.2	(9.9)%
Operating earnings (loss)	44.9	(82.2)	154.6%	146.9	(4.5)	3,364.4%
Other expenses, net	15.7	18.6	(15.6)%	56.5	53.1	6.4%
Earnings (loss) before income taxes and equity income	29.2	(100.8)	129.0%	90.4	(57.6)	256.9%
Income tax expense (benefit)	5.6	(89.0)	106.3%	20.5	(80.3)	125.5%
Equity earnings from nonconsolidated affiliates, net of tax	0.9	0.1	800.0%	0.9	0.3	200.0%
Net earnings (loss)	24.5	(11.7)	309.4%	70.8	23.0	207.8%
Net earnings attributable to redeemable noncontrolling interests	1.0	1.0	—%	2.9	2.8	3.6%
Net earnings (loss) attributable to MillerKnoll, Inc.	$23.5	$(12.7)	285.0%	$67.9	$20.2	236.1%
Earnings (loss) per share - basic	$0.34	$(0.19)	278.9%	$0.99	$0.29	241.4%
Earnings (loss) per share - diluted	$0.34	$(0.19)	278.9%	$0.98	$0.29	237.9%
Orders	$931.6	$853.1	9.2%	$2,789.5	$2,710.9	2.9%
Backlog	$711.6	$686.4	3.7%

The following table presents select components of the Company's Condensed Consolidated Statements of Comprehensive Income (Loss) as a percentage of Net sales, for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.9%	62.1%	61.5%	61.4%
Gross margin	38.1%	37.9%	38.5%	38.6%
Operating expenses	33.2%	47.3%	33.3%	38.8%
Operating earnings (loss)	4.8%	(9.4)%	5.2%	(0.2)%
Other expenses, net	1.7%	2.1%	2.0%	2.0%
Earnings (loss) before income taxes and equity income	3.2%	(11.5)%	3.2%	(2.1)%
Income tax expense (benefit)	0.6%	(10.2)%	0.7%	(3.0)%
Equity earnings from nonconsolidated affiliates, net of tax	0.1%	—%	—%	—%
Net earnings (loss)	2.6%	(1.3)%	2.5%	0.8%
Net earnings attributable to redeemable noncontrolling interests	0.1%	0.1%	0.1%	0.1%
Net earnings (loss) attributable to MillerKnoll, Inc.	2.5%	(1.4)%	2.4%	0.7%
Net Sales
The following chart presents graphically the primary drivers of the year-over-year change in Net sales for the three and nine months ended February 28, 2026. The amounts presented in the graph are expressed in millions and have been rounded.

Net sales increased $50.4 million or 5.8% in the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025. The increase was primarily driven by:
•Price increases, net of discounting, which positively impacted net sales by approximately $23 million.
•Favorable foreign currency translation, which increased net sales by approximately $17 million.
•Increased sales volumes in the Global Retail, International Contract, and North America Contract segments contributed approximately $5 million, $4 million, and $2 million, respectively.
Net sales increased $129.4 million or 4.8% in the first nine months of fiscal 2026 compared to the first nine months of fiscal 2025. The following items contributed to the change:
•Price increases, net of discounting, which positively impacted net sales by approximately $42 million.
•Favorable foreign currency translation, which increased net sales by approximately $34 million.
•Increased sales volumes in the Global Retail, North America Contract and International Contract segments contributed approximately $23 million, $23 million and $8 million, respectively.
Gross Margin
Gross margin was 38.1% in the third quarter of fiscal 2026, compared to 37.9% in the third quarter of fiscal 2025. The year-over-year change in gross margin percentage was primarily driven by:
•Favorable leverage on fixed costs due to higher sales volumes and operational efficiency which positively impacted margin.
Gross margin was 38.5% in the nine months ended February 28, 2026, compared to 38.6% for the same period in the prior fiscal year. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:
•Favorable channel and product mix and the impact of incremental list price increases, net of contract price discounting which positively impacted margin.
•Favorable leverage on fixed costs due to higher sales volumes which positively impacted margin.
•These increases were more than offset by tariff-related costs, net of pricing actions taken to help offset costs, incurred in the first half of the year that adversely impacted gross margin.

Operating Expenses
The following chart presents graphically the primary drivers of the year-over-year change in Operating expenses for the three and nine months ended February 28, 2026. The amounts presented in the graphs are expressed in millions and have been rounded.

Operating expenses decreased by $106.6 million or 25.7% in the third quarter of fiscal 2026 compared to the prior year period. The following factors contributed to the change:
•Impairment charges of $130 million related to goodwill attributed to the Global Retail and Holly Hunt reporting units, as well as related to the Knoll and Muuto indefinite-lived trade name intangible assets that occurred in the prior year period. This decrease was offset in part by:
•Increased fixed and variable compensation costs of approximately $14 million.
•Incremental costs of $4 million associated with the impact from opening new stores.
•Unfavorable foreign currency translation of $4 million as compared to the prior year period.

•Variable selling costs which rose by approximately $1 million compared to the prior year period.
Operating expenses decreased by $103.9 million or 9.9% in the first nine months of fiscal 2026 compared to the first nine months of fiscal 2025. The following factors contributed to the change:
•Impairment charges of $130 million related to goodwill attributed to the Global Retail and Holly Hunt reporting units, as well as related to the Knoll and Muuto indefinite-lived trade name intangible assets that occurred in the prior year period.
•Acquisition-related integration charges which totaled approximately $28 million that occurred in the prior year. These decreases were offset in part by:
◦Increased fixed and variable compensation costs of approximately $27 million.
◦Incremental costs of $11 million associated with the impact from opening new stores.
◦Variable selling costs, including sales-based commissions and royalty expenses which rose by approximately $10 million compared to the prior year period.
◦Foreign currency translation also contributed an increase in operating expenses of approximately $6 million relative to the prior year.
Other Income/Expense
During the three months ended February 28, 2026, net Other expense was $15.7 million, representing a decrease of $2.9 million compared to the same period in the prior year. The change was primarily driven by lower interest expense of $1.9 million resulting from reduced debt levels and increased interest and investment income in the period ended February 28, 2026 compared to the same period in the prior year.
During the nine months ended February 28, 2026, net Other expense was $56.5 million, representing an increase of $3.4 million compared to the same period in the prior year. The change was primarily driven by a loss on extinguishment of debt of approximately $8.0 million incurred in connection with the refinancing of term loan debt during the current year, partially offset by lower interest expense resulting from reduced debt levels.
Income Taxes
See Note 9 of the Condensed Consolidated Financial Statements for additional information.
Operating Segment Results
The business is comprised of various operating segments as defined by generally accepted accounting principles in the United States. These operating segments are determined on the basis of how the Company internally reports and how the chief operating decision maker ("CODM") evaluates financial information used to make operating decisions.
Effective as of March 1, 2025, the last day of the third quarter of fiscal 2025, the Company implemented an organizational change that resulted in a change in the reportable segments. The Company has recast historical results to reflect this change.
Below is a description of each reportable segment.
The North America Contract segment includes the operations associated with the design, sourcing, manufacture, and sale of furniture products directly or indirectly through an independent dealership network for office, healthcare, and educational environments throughout the United States and Canada, as well as the global operations of the Spinneybeck|FilzFelt, Maharam, Edelman, and Knoll Textile brands.
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

The Company also reports a "Corporate" category consisting primarily of unallocated expenses related to general corporate functions, including, but not limited to, certain legal, executive, corporate finance, information technology, administrative and acquisition-related costs. For descriptions of each segment, refer to Note 14 of the Condensed Consolidated Financial Statements.
The charts below present the relative mix of net sales and operating earnings across each of the Company's segments during the three and nine month periods ended February 28, 2026. This is followed by a discussion of the Company's results, by reportable segment. The amounts presented in the charts are in millions and have been rounded.

Global Retail; $281.1; 30%
North America Contract; $488.6; 53%
International Contract; $156.9; 17%

Net Sales by Operating Segment Nine Months Ended February 28, 2026

Global Retail; $811.2; 29%
North America Contract; $1,531.0; 54%
International Contract; $495.3; 17%

Operating Earnings by Operating Segment
Three Months Ended February 28, 2026

$41.9
$12.1
$6.3
$(15.4)
North America Contract
International Contract
Global Retail
Corporate

Operating Earnings by Operating Segment
Nine Months Ended February 28, 2026
$142.8
$41.5
$11.8
$(49.2)
North America Contract
International Contract
Global Retail
Corporate

North America Contract

	Three Months Ended			Nine Months Ended
(Dollars in millions)	February 28, 2026	March 1, 2025	Change	February 28, 2026	March 1, 2025	Change
Net sales	$488.6	$468.2	$20.4	$1,531.0	$1,469.1	$61.9
Gross margin	175.4	161.0	14.4	557.2	522.6	34.6
Gross margin %	35.9%	34.4%	1.5%	36.4%	35.6%	0.8%
Operating earnings	41.9	17.0	24.9	142.8	82.6	60.2
Operating earnings %	8.6%	3.6%	5.0%	9.3%	5.6%	3.7%
For the three month comparative period, Net sales increased 4.4%, or 4.1% on an organic* basis, compared to the prior year period due to:
•Price increases, net of discounting positively impacted net sales by approximately $17 million.
•Increased sales volumes within the segment, contributed approximately $2 million to the increase.
•Favorable foreign currency translation, which increased net sales by approximately $1 million.

For the nine month comparative period, Net sales increased 4.2%, or 4.1% on an organic* basis, compared to the prior year period. This growth was primarily driven by:
•Price increases, net of discounting positively impacted net sales by approximately $38 million.
•Increased sales volumes within the segment, contributing approximately $23 million.
•Favorable foreign currency translation, which increased net sales by approximately $1 million.
For the three month comparative period, operating earnings increased $24.9 million, or 146.5%, over the prior year period due to:
•Increased Gross margin of $14.4 million due to the increase in sales noted and an increase in gross margin percentage of 150 basis points. The increase in gross margin percentage was due primarily to:
◦Favorable product mix and operational efficiency which increased margin.
◦Price increases, net of discounting resulted in a positive impact to margin.
◦Favorable leverage on fixed costs due to increased sales volumes contributed to gross margin improvement.
•Decreased Operating expenses of $10.5 million. The following factors contributed to the change:
◦Decreased non-cash intangible impairment charges of approximately $20 million as compared to the prior year. This decrease was offset in part by:
◦Elevated compensation and benefit expenses of approximately $7 million in the current year period.
◦Variable selling costs which rose by approximately $2 million compared to the prior year period.
For the nine month comparative period, operating earnings increased $60.2 million, or 72.9%, over the prior year period due to:
•Increased Gross margin of $34.6 million due to the increase in sales discussed above and an increase in gross margin percentage of 80 basis points. The increase in gross margin percentage was due primarily to:
◦Favorable product mix and operational efficiency which increased margin.
◦Price increases, net of discounting resulted in a positive impact to margin.
◦Favorable leverage on fixed costs due to increased sales volumes contributed to gross margin improvement.
◦These increases were partially offset by tariff-related costs, net of pricing actions taken to help offset costs, incurred in the first half of the year that adversely impacted gross margin.
•Decreased Operating expenses of $25.6 million. The following factors contributed to the change:
◦A reduction in acquisition-related integration charges, which totaled approximately $25 million.
◦Decreased non-cash intangible impairment charges of approximately $20 million. These decreases were partially offset by:
◦Increased variable selling costs, including sales-based commissions and royalty expenses of approximately $9 million.
◦Increased compensation and benefits of approximately $9 million.
◦Increase of approximately $1 million driven primarily by restructuring charges associated with facility consolidation initiatives.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

International Contract

	Three Months Ended			Nine Months Ended
(Dollars in millions)	February 28, 2026	March 1, 2025	Change	February 28, 2026	March 1, 2025	Change
Net sales	$156.9	$145.5	$11.4	$495.3	$474.3	$21.0
Gross margin	55.5	52.2	3.3	176.6	172.6	4.0
Gross margin %	35.4%	35.9%	(0.5)%	35.7%	36.4%	(0.7)%
Operating earnings	12.1	9.9	2.2	41.5	41.6	(0.1)
Operating earnings %	7.7%	6.8%	0.9%	8.4%	8.8%	(0.4)%
For the three month comparative period, Net sales increased 7.8%, or 1.9% on an organic* basis, over the prior year period due to:
•Favorable foreign currency translation, which increased net sales by approximately $8 million.
•Increased sales volumes within the segment, contributing approximately $4 million to the increase.
•These increases were partially offset by incremental discounting attributable to product mix, net of price increases, which adversely impacted net sales by approximately $1 million.
For the nine month comparative period, Net sales increased 4.4% or 0.5% on an organic* basis compared to the prior year period. This growth was primarily driven by:
•Favorable foreign currency translation, which increased net sales by approximately $18 million.
•Higher sales volumes within the segment, contributing approximately $8 million to the increase.
•These increases were partially offset by incremental discounting attributable to regional and product sales mix, net of price increases, which adversely impacted net sales by approximately $5 million.
For the three month comparative period, operating earnings increased $2.2 million or 22.2%, over the prior year period due to:
•Increased Gross margin of $3.3 million driven by the higher sales volumes explained above, partially offset by a decline in gross margin percentage of 50 basis points. The decrease in gross margin percentage was due primarily to:
◦Unfavorable foreign currency translation which negatively impacted gross margin.
◦Regional and product sales mix which had an unfavorable impact to gross margin.
◦These pressures was partially offset by favorable operating leverage on fixed costs resulting from increased sales volumes.
•Increased Operating expenses of $1.1 million driven primarily by:
◦Increased compensation and benefits of approximately $3 million.
◦Foreign currency translation which contributed an unfavorable impact of approximately $2 million compared to the prior year. These increases were offset in part by decreased restructuring charges and impairment charges as compared to the prior year period.
For the nine month comparative period, operating earnings decreased $0.1 million, or 0.2%, over the prior year period due to:
•Increased Gross margin of $4.0 million driven by the higher sales volumes explained above, and a decline in gross margin percentage of 70 basis points. The decrease in gross margin percentage was due primarily to:
◦Unfavorable foreign currency translation which negatively impacted gross margin.
◦Regional and product sales mix which had an unfavorable impact to gross margin.
◦These pressures were partially offset by favorable operating leverage on fixed costs resulting from increased sales volumes and favorable material performance.
•Increased Operating expenses of $4.1 million driven primarily by:
◦Increased fixed and variable compensation costs of approximately $5 million.

◦Foreign currency translation which contributed an unfavorable impact of approximately $2 million compared to the prior year. These increases were offset in part by decreased acquisition-related integration charges and impairment charges during the prior year period.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

Global Retail

	Three Months Ended			Nine Months Ended
(Dollars in millions)	February 28, 2026	March 1, 2025	Change	February 28, 2026	March 1, 2025	Change
Net sales	$281.1	$262.5	$18.6	$811.2	$764.7	$46.5
Gross margin	122.0	119.2	2.8	359.4	350.5	8.9
Gross margin %	43.4%	45.4%	(2.0)%	44.3%	45.8%	(1.5)%
Operating earnings (loss)	6.3	(94.4)	100.7	11.8	(80.8)	92.6
Operating earnings %	2.2%	(36.0)%	38.2%	1.5%	(10.6)%	12.1%
For the three month comparative period, Net sales increased 7.1%, or 4.4% on an organic* basis, over the prior year period. This growth was primarily driven by:
•Price increases, net of discounting positively impacted net sales by approximately $7 million.
•Favorable foreign currency translation, which increased net sales by approximately $7 million.
•Higher sales volumes within the segment, supported by our North America retail store expansion strategy, contributed approximately $5 million to the increase.
For the nine month comparative period, Net sales increased 6.1%, or 4.2% on an organic* basis compared to the prior year period. This growth was primarily driven by:
•Higher sales volumes within the segment, contributing approximately $23 million to the increase.
•Favorable foreign currency translation, which increased net sales by approximately $14 million.
•Price increases, net of discounting positively impacted net sales by approximately $9 million.
For the three month comparative period, Operating earnings increased $100.7 million or 106.7% compared to the prior year period due to:
•Increased Gross margin of $2.8 million driven by the higher sales volumes explained above, which was offset by a decline in gross margin percentage of 200 basis points. The decrease in gross margin percentage was due primarily to:
◦Targeted incremental promotional actions to offset adverse weather conditions which negatively impacted gross margin.
◦Unfavorable foreign currency translation negatively impacted gross margin.
◦These pressures were partially offset by favorable operating leverage on fixed costs resulting from increased sales volumes.
•Decreased Operating expenses of $97.9 million driven primarily by decreased non-cash intangible impairment charges of $109.0 million compared to the prior year. This decrease was offset in part by:
◦Increased fixed and variable compensation costs of approximately $5 million.
◦Incremental costs of $4 million associated with the impact from opening new stores.
◦Foreign currency translation which contributed an unfavorable impact of approximately $2 million compared to the prior year.
For the nine month comparative period, Operating earnings increased $92.6 million over the prior year period due to:
•Increased Gross margin of $8.9 million driven by the higher sales volumes explained above, which was offset by a decline in gross margin percentage of 150 basis points. The decrease in gross margin percentage was due primarily to:

◦Tariff-related costs, net of pricing actions taken to help offset costs, incurred in the first half of the year that adversely impacted gross margin.
◦Unfavorable foreign currency translation negatively impacted gross margin.
◦These pressures were partially offset by favorable operating leverage on fixed costs resulting from increased sales volumes.
•Decreased Operating expenses of $83.7 million driven primarily by decreased non-cash intangible impairment charges of $109.0 million compared to the prior year. This decrease was offset in part by:
◦Increased fixed and variable compensation costs of approximately $12 million.
◦Incremental costs of $11 million associated with the impact from opening new stores.
◦Foreign currency translation which contributed an unfavorable impact of approximately $4 million compared to the prior year.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

Corporate
Corporate unallocated expenses totaled $15.4 million for the third quarter of fiscal 2026, an increase of $0.7 million from the third quarter of fiscal 2025 related primarily to higher fixed and variable compensation expense.
Corporate unallocated expenses totaled $49.2 million for the first nine months of fiscal 2026, an increase of $1.3 million from the same period of fiscal 2025 related primarily to higher fixed and variable stock based compensation expense.
Liquidity and Capital Resources
The table below summarizes the net change in Cash and cash equivalents for the nine months ended as indicated.

(In millions)	February 28, 2026	March 1, 2025
Cash provided by (used in):
Operating activities	$135.1	$138.4
Investing activities	(77.8)	(60.3)
Financing activities	(83.8)	(127.6)
Effect of exchange rate changes	7.4	(11.1)
Net change in Cash and cash equivalents	$(19.1)	$(60.6)

Cash Flows - Operating Activities
Net cash provided by operating activities for the nine months ended February 28, 2026, totaled $135.1 million compared to $138.4 million in the same period of the prior year. The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture, distribute, and market our products and changes in working capital. Working capital remained a use of cash in the current year but decreased compared to the prior year. Our working capital consists primarily of receivables from customers, inventory, prepaid expenses, accounts payable, accrued compensation, and accrued other expenses. The following all affect these account balances:
•Fluctuations in inventory levels; and
•The timing of collection of our receivables; and
•Changes in accruals related to variable compensation.
Cash Flows - Investing Activities
Cash used in investing activities for the nine months ended February 28, 2026, was $77.8 million, as compared to $60.3 million in the same period of the prior year. The increase was primarily driven by higher capital expenditures in the current year.
At the end of the third quarter of fiscal 2026, there were outstanding commitments for capital purchases of $22.7 million. The Company plans to fund these commitments through a combination of cash on hand and cash flows from operations. The Company expects full-year capital purchases to be between $120 million and $130 million which will be primarily related to investments in the Company's facilities, (including manufacturing, showrooms, and retail stores) and equipment as well as investments associated with achieving the Company's sustainability goals. This compares to full-year capital spending of $107.6 million in fiscal 2025. Capital expenditures for the first nine months of fiscal 2026 were $83.4 million compared to $68.1 million for the nine months ended March 1, 2025.
Cash Flows - Financing Activities
Cash used in financing activities for the nine months ended February 28, 2026, was $83.8 million, compared to $127.6 million in the same period of the prior year. The decrease in cash used in the current year, compared to the prior year, was primarily due to:
•The Company repurchased 705,141 shares, including shares withheld to satisfy tax withholdings, at a cost of $12.3 million in the current period as compared to 3,286,029 share repurchases, including shares withheld to satisfy tax withholding totaling $84.8 million in the same period of the prior year.
•During the current period the Company entered into a three-year accounts receivable securitization facility. Net proceeds from the facility totaled $70.2 million in the current period. This was offset in part by:
•Net payments on the credit agreement of $37.3 million in the current period compared to net borrowings of $24.0 million in the same period of the prior year.
•The refinancing of Term Loan B resulted in a net cash outflow of $65.6 million in the current period. In the prior year, term loan debt was reduced by $29.7 million through scheduled principal payments.
•Deferred financing costs of $2.2 million were incurred in the current period in connection with the refinancing of Term Loan B.
Sources of Liquidity
The Company maintains an open market share repurchase program under our existing share repurchase authorization and may repurchase shares from time to time based on management’s evaluation of market conditions, share price and other factors.
At the end of the third quarter of fiscal 2026, the Company had a well-positioned balance sheet and liquidity profile. The Company has access to liquidity through credit facilities as well as cash and cash equivalents. These sources have been summarized below. For additional information, refer to Note 12 to the Condensed Consolidated Financial Statements.

(In millions)	February 28, 2026	May 31, 2025
Cash and cash equivalents	$174.6	$193.7
Availability under syndicated revolving line of credit	419.4	382.2
Total liquidity	$594.0	$575.9

Of the Cash and cash equivalents noted above at the end of the third quarter of fiscal 2026, the Company had $161.4 million of Cash and cash equivalents held outside the United States.
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
As of February 28, 2026, the total debt outstanding related to borrowings under the syndicated revolving line of credit was $293.5 million with available borrowings on this facility of $419.4 million.
The Company intends to repatriate $137.3 million of undistributed foreign earnings all of which is held in cash in certain foreign jurisdictions with the remainder of undistributed earnings outside the U.S. recorded in working capital. The Company has recorded a $3.5 million deferred tax liability related to foreign withholding taxes on these future dividends received in the U.S. from foreign subsidiaries. A significant portion of the $137.3 million of undistributed foreign earnings was previously taxed under the U.S. Tax Cut and Jobs Act (TCJA). The Company intends to remain indefinitely reinvested in the remaining undistributed earnings outside the U.S. which is estimated to be approximately $382.9 million on February 28, 2026.
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
New Accounting Standards
See Note 2 to the Condensed Consolidated Financial Statements.

Cautionary Note Regarding Forward-Looking Statements
This communication includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include those relating to future events, anticipated results of operations, our expectations regarding future market conditions, our business strategies, our assessment of risks we face, and other aspects of our operations or operating results. These forward-looking statements generally can be identified by phrases such as "will," "expects," "anticipates," "foresees," "forecasts," "estimates" or other words or phrases of similar import. It is uncertain whether any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do, what impact they will have on our results of operations or financial condition or the price of our stock. These forward-looking statements involve certain risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those indicated in such forward-looking statements, including, but not limited to:
•The effects of the ongoing conflict and broader geopolitical instability in the Middle East, including with respect to negative impacts on our supply chain, decreased sales within the region or beyond due to supply chain constraints, and broader inflationary and macroeconomic effects;
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
•Global and national economic conditions such as heightened inflation, uncertainty regarding future interest rates, foreign currency exchange rate fluctuations, the escalating conflict in the Middle East, the continuation of the Russia-Ukraine war, and potential governmental responses to these events;
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
Item 3: Quantitative and Qualitative Disclosures About Market Risk
The information concerning quantitative and qualitative disclosures about market risk contained in the Company’s Annual Report on Form 10-K for the year ended May 31, 2025, has not changed materially. The nature of market risks from interest rates and commodity prices has not changed materially during the first nine months of fiscal 2026.

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
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2026, and the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company's disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended February 28, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1: Legal Proceedings
There have been no material changes in the Company's legal proceedings from those set forth in the Company's Annual Report on Form 10-K for the year ended May 31, 2025.
Item 1A: Risk Factors
Other than the risk factor noted below, there have been no material changes in the Company's risk factors from those set forth in the Company's Annual Report on Form 10-K for the year ended May 31, 2025.
Our business is exposed to risks related to the current and potential future conflicts in the Middle East
Current and potential future developments related to the conflicts in the Middle East have had, and could continue to have, a broader impact on the global markets in which we do business. These conflicts are expected to cause decreased sales within the region, disruptions in our supply chain, and broader inflationary and macroeconomic effects.
In particular, continued or intensifying conflicts in the Middle East are expected to limit our ability to serve customers within the broader region, cause disruption to global supply chains, increase volatility in energy prices, and create constraint on the availability of petroleum based products, which may increase costs of raw materials, including manufacturing, transportation, and distribution inputs.
The duration, severity, and ultimate impact of these conflicts, as well as any resulting geopolitical instability, cannot be predicted with any reasonable degree of certainty. Accordingly, the extent to which these events may continue to affect our business, financial condition, results of operations, cash flows, and operational strategies remain uncertain, and such effects could be material.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company has one share repurchase plan authorized by the Board of Directors on January 16, 2019, which provides a share repurchase authorization of $250.0 million with no specified expiration date. On July 16, 2024, the Company announced that the Board of Directors approved an increase to this repurchase plan to authorize an additional $200 million to fund share repurchases. The approximate dollar value of shares available for purchase under the plan at February 28, 2026, was $169.0 million.
The following is a summary of share repurchase activity during the fiscal quarter ended February 28, 2026.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions) (2)
11/30/2025 - 12/27/2025	—	$—	—	$169.2
12/28/2025 - 1/24/2026	2,555	$18.26	2,555	$169.1
1/25/2026 - 2/28/2026	4,072	$22.28	4,072	$169.0
Total	6,627		6,627
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

Item 5: Other Information
On January 29, 2026 Andrea R. Owen, President and Chief Executive Officer, adopted a trading arrangement intended to satisfy the affirmative defense of SEC Rule 10b5-1(c). The trading arrangement provides for the sale of up to 142,657 of shares of the Company's common stock and has a duration that expires on February 1, 2027. During the period covered by this Quarterly Report on Form 10-Q, no other director or officer of the Company adopted or terminated a "Rule 10b5-1 Trading Arrangement" or "Non-Rule 10b5-1 Trading Arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 6: Exhibits
The following exhibits (listed by number corresponding to the Exhibit table as Item 601 in Regulation S-K) are filed with this Report:

Exhibit Number    Document
10.1    Amendment No. 5 to Credit Agreement, dated as of February 10, 2026, by and among MillerKnoll, Inc., certain subsidiaries of MillerKnoll, Inc., Wells Fargo Bank, National Association, and the lenders and other parties thereto (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the registrant on February 11, 2026)
31.1     Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2     Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1     Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2     Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS    The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.
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
MillerKnoll, Inc.

March 30, 2026	/s/ Andrea R. Owen
Andrea R. Owen
President and Chief Executive Officer
(Duly Authorized Signatory for Registrant)

March 30, 2026	/s/ Kevin J. Veltman
Kevin J. Veltman
Chief Financial Officer
(Duly Authorized Signatory for Registrant)