Form 10-K
period 2026-05-30
MILLERKNOLL, INC.
filed 2026-07-20
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). □
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐  No  ☒
The aggregate market value of the voting stock held by “nonaffiliates” of the registrant (for this purpose only, the affiliates of the registrant have been assumed to be the executive officers and directors of the registrant and their associates) as of November 29, 2025, was $1.1 billion (based on $15.83 per share which was the closing sale price as reported by Nasdaq). As of July 16, 2026, the registrant had 68,123,238 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant's Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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
Powering the world's most dynamic design brands, MillerKnoll includes Herman Miller® and Knoll®, as well as Colebrook Bosson Saunders, Design Within Reach®, Edelman®, FilzFelt®, Geiger®, HAY®, Holly Hunt®, KnollTextiles®, Maharam®, Muuto®, NaughtOne®, and Spinneybeck®. MillerKnoll's corporate offices are located at 855 East Main Avenue, PO Box 302, Zeeland, Michigan, 49464-0302 and its telephone number is 616 654 3000. Unless otherwise noted or indicated by the context, all references to "MillerKnoll," "we," "our," "Company" and similar references are to MillerKnoll, Inc. and its controlled subsidiaries. Further information relating to principles of consolidation is provided in Note 1 to the Consolidated Financial Statements included in Item 8 of this report.

HermanMiller	Knoll

colebrook bosson saunders	DWR	Edelman
filzfelt	GEIGER	HAY
HOLLY HUNT	KnollTextiles	maharam
MUUTO	NaughtOne	spinneybeck

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
The Company's products are marketed worldwide by its own sales staff, independent dealers and retailers, via its eCommerce websites, and through its owned Herman Miller, Design Within Reach ("DWR"), HAY, Knoll, and Muuto retail stores. Salespeople work with dealers, the architecture and design community, and directly with end-users. Independent dealerships concentrate on the sale of MillerKnoll products and some complementary product lines of other manufacturers. It is estimated that approximately 53.6% of the Company's sales in the fiscal year ended May 30, 2026, were made directly through independent dealers. The remaining sales were made directly to end-users, including federal, state and local governments and several business organizations by the Company's own sales staff, retail channels, or to independent retailers.
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
The Company considers the following trademarks and any stylized depictions of its word marks to be among its most important trademarks for distinguishing the Company, its subsidiaries and its goods from those of others: MillerKnoll®, Herman Miller®, Knoll®, Maharam®, Geiger®, Design Within Reach®, DWR®, HAY®, NaughtOne®, Colebrook Bosson Saunders, Nemschoff®, Holly Hunt®, Vladimir Kagan®, Muuto®, FilzFelt®, Edelman®, Spinneybeck®, the Herman Miller “Circled Symbolic M” logo, Aeron®, Mirra®, Embody®, Setu®, Sayl®, Cosm®, Caper®, Eames®, Knoll Extra®, Knoll Luxe®, Knoll Studio®, KnollTextiles®, Remix®, Dividends®, Generation by Knoll®, Regeneration by Knoll®, MultiGeneration by Knoll®, Barcelona®, and Womb®, as well as trademark registrations and common law trade dress rights for the Company’s product designs such as the Eames® Lounge Chair and Ottoman, the Barcelona® lounge chair, the Womb® chair, the Nelson Platform bench, the Aeron® chair, the Embody® chairs, and many others.
Customer Base
The Company approximates that no single independent dealer accounted for more than 2% of the Company's net sales in the fiscal year ended May 30, 2026. The Company estimates that the largest customer accounted for $196.8 million, $197.4 million and $180.3 million of the Company's net sales in fiscal 2026, 2025, and 2024, respectively. This represents approximately 5% of the Company's net sales in fiscal 2026, 5% in fiscal 2025, and 5% in fiscal 2024. The Company's ten largest customers in the aggregate accounted for approximately 16% of net sales in fiscal 2026, 18% in fiscal 2025, and 16% in fiscal 2024.
Backlog of Unfilled Orders
As of May 30, 2026, the Company's backlog of unfilled orders was $678.8 million. At May 31, 2025, the Company's backlog totaled $761.3 million. It is expected that substantially all of the orders forming the backlog at May 30, 2026, will be filled during the next fiscal year. Many orders received by the Company are reflected in the backlog for only a short period while other orders request extended delivery dates and are carried in the backlog for up to one year. Accordingly, the backlog at any particular time does not necessarily indicate the level of net sales for a particular succeeding period.
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
Competition
All aspects of the Company's business are highly competitive. The Company competes largely on design, product and service quality, speed of delivery and product pricing. Although the Company is one of the largest furniture manufacturers in the world, it competes with manufacturers that have significant resources and sales as well as many smaller companies. The Company's most significant competitors are Haworth and HNI Corporation.
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

Research, Design and Development
The Company believes it draws great competitive strength from its research, design and development programs. Through research, the Company seeks to understand, define and clarify customer needs and problems. The Company designs innovative products and services that address customer needs and solve their problems. The Company uses both internal and independent research and design resources. Exclusive of royalty payments, the Company spent approximately $66.7 million, $60.7 million, and $62.0 million on design and research activities in fiscal 2026, 2025 and 2024, respectively. Generally, royalties are paid to designers of the Company's products as the products are sold and are included in the Design and research line item within the Consolidated Statements of Comprehensive Income.
Environmental Matters
The Company believes that a business must stand for more than just its products and services and the Company's people around the globe share a commitment to using business as a force for good.
Increased focus by overseas governmental authorities on environmental matters is likely to lead to new governmental initiatives, particularly in the area of climate change. While we cannot predict the precise nature of these initiatives, we expect that they may impact our business both directly and indirectly. Execution of the Company's sustainability strategy and efforts to comply with new regulations have increased, and are expected to continue to increase costs for the Company. Also, there is a possibility that governmental initiatives, or actual or perceived effects of changes in weather patterns, climate, or water resources could have a direct impact on the operations of the Company in ways we cannot predict at this time.
The Company monitors developments related to environmental matters and plans to respond to governmental initiatives in a timely and appropriate manner. The Company seeks to reduce the environmental impact of its global operations and design products with materials and processes that support its sustainability objectives.
Human Resources
The Company considers its employees to be amongst its competitive strengths. The Company has a focus on individual employee participation and incentives, believing that this emphasis has helped attract and retain a competent and engaged workforce. The Company's human resources group provides employee recruitment, education and development, as well as compensation planning and counseling. There have been no work stoppages or labor disputes in the Company's history. As of May 30, 2026, approximately 2% of the Company's employees are covered by collective bargaining agreements, most of whom are employees located in the United Kingdom, Italy, and Brazil.
As of May 30, 2026, the Company had approximately 10,544 employees. In addition to its employee workforce, the Company uses temporary labor to meet fluctuating demand in its manufacturing operations.
Community and Belonging
At MillerKnoll, we value being better together. We believe that our unique differences contribute to our collective success. We also respect that when we come together, we find more attributes that we share in common. We are committed to creating opportunities for all people. This includes people with a broad range of backgrounds, from locations around the globe, people with differing abilities, those from military backgrounds, as well as those who have long tenure with the Company or may be reentering the workforce for a variety of reasons. We are committed to supporting a culture of belonging that helps all individuals thrive. We believe that embracing varied perspectives contributes to an inclusive workplace and strengthens the communities where we live and work.
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
•Recruiting, developing, retaining, and promoting talent through concerted efforts that drive better results and support equal opportunity.

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
The Company's products currently sold in international markets are manufactured primarily by controlled subsidiaries in the United States, the United Kingdom, Italy, Canada, China, Brazil, Mexico and India. A portion of the Company's products sold internationally are also manufactured by third-party suppliers. Sales are made through wholly owned subsidiaries or branches in Canada, the United Kingdom, Italy, France, Denmark, the Netherlands, Mexico, Australia, Singapore, Japan, China (including Hong Kong), India and Brazil. Additionally the Company's products are offered through independent dealer and retail channels in Canada, Europe, the Middle East, Africa, Latin America and the Asia Pacific region.
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
Our executive leadership transition may adversely affect our ability to execute our strategy and maintain business momentum.
In June 2026, we announced the departure of our President and Chief Executive Officer and the appointment of our Chief Operating Officer as Interim Chief Executive Officer while the Board conducts a search for a permanent successor. Executive leadership transitions and searches can create uncertainty among employees, customers, dealers, suppliers, investors, and other stakeholders, and may disrupt management focus or delay decision-making. If we are unable to complete an effective transition, retain and motivate key leaders and employees, or maintain continuity in the execution of our strategic priorities, our business, results of operations, and financial condition could be adversely affected.
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
Approximately 36% of the sales within our Global Retail segment are transacted within our retail stores. Additionally, we believe our retail stores have a direct influence on the volume of business transacted through other channels, including our consumer eCommerce and direct-mail catalog platforms, as many customers utilize these physical spaces to view and experience products prior to placing an order online or through the catalog call center. Our ability to open additional stores or close existing stores successfully will depend upon a number of factors beyond our control, including, without limitation:
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
Artificial intelligence and agentic commerce could transform our industry and business model, and our failure to adopt, integrate, and optimize these capabilities could adversely affect our competitive position.
The increasing use of artificial intelligence, including generative AI and autonomous or agentic commerce tools, may materially change how customers identify, evaluate, specify, purchase, and manage furniture and workplace solutions. These technologies could alter customer expectations, affect the role of dealers, designers, and digital channels, and change competitive dynamics in our industry. If competitors, customers, dealers, suppliers, or other market participants adopt AI-enabled tools more quickly or effectively than we do, or if AI-enabled platforms disintermediate existing sales channels or influence purchasing decisions in ways that do not favor our brands, product portfolio, or pricing, our sales, margins, and customer relationships could be adversely affected.
We are investing in technology and digital capabilities, and we may increase our use of AI tools in areas such as customer experience, product specification, operations, supply chain, marketing, data analytics, and other business processes. These initiatives may require significant investment and may not produce the expected benefits. Our use of AI may also increase risks related to inaccurate or biased outputs, insufficient governance, data privacy, cybersecurity, intellectual property, confidentiality, regulatory compliance, employee misuse, third-party tool availability, and reputational harm. If we do not responsibly and effectively adopt, integrate, and optimize AI capabilities, or if our governance and controls do not keep pace with evolving technology, customer expectations, or legal requirements, our business, results of operations, and reputation could be adversely affected.
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
                                         8

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
A sustained downturn in the economy has and could adversely impact our access to capital.
Previous disruptions in the global economic and financial markets have adversely impacted the broader financial and credit markets, at times reducing the availability of debt and equity capital for the market as a whole. Conditions such as these could re-emerge in the future. Accordingly, our ability to access the capital markets could be restricted at a time when we would like, or need, to access those markets, which could have an adverse impact on our flexibility to react to changing economic and business conditions. The resulting lack of available credit, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition, results of operations, our ability to take advantage of market opportunities and our ability to obtain and manage our liquidity. In addition, the cost of debt financing and the proceeds of equity financing may be materially and adversely impacted by these market conditions. The extent of any impact would depend on several factors, including our operating cash flows, the duration of tight credit conditions and volatile equity markets, our credit capacity, the cost of financing, and other general economic and business conditions. Our credit agreements contain performance covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization, and limits on subsidiary debt and incurrence of liens. Although we believe none of these covenants is currently restrictive to our operations, our ability to meet the financial covenants can be affected by events beyond our control.
Manufacturing, Supply Chain and Distribution Related Risks
We expect changes to U.S. trade policy, including new or increased tariffs, changing import/export regulations, and uncertainty regarding potential tariff refunds, to continue to affect our operating results.
Changes in U.S. or international social, political, regulatory, or economic conditions, including laws and policies governing foreign trade, tariffs, customs, and import/export regulations, and any potential negative sentiment toward the U.S. as a result of such changes, have affected and could continue to materially and adversely affect our business. The U.S. has instituted, and may continue to institute or modify, trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., and other government regulations affecting trade between the U.S. and other countries (such as Canada, Mexico, China, and the European Union) where we conduct our business. Global trade disruption, significant introductions of trade barriers, bilateral trade frictions, and related uncertainty may materially and adversely affect our supply chain, customer demand, financial performance, and results of operations.
Tariffs and tariff-related uncertainty have affected, and may continue to affect, the cost and availability of steel, plastic, aluminum components, particleboard, and other raw materials, components, and finished goods that we use or source. Tariff-related costs, net of pricing actions taken to help offset costs, adversely impacted gross margin during the first half of fiscal 2026. Although we have implemented mitigation actions, including pricing actions and tariff surcharges, these actions may not fully offset increased costs, may reduce customer demand, may be delayed by contractual limitations or competitive pressures, and may not protect us from additional or retaliatory trade measures.
During fiscal 2026, court rulings created the potential for importers to seek refunds of certain tariffs imposed under the International Emergency Economic Powers Act (IEEPA), and we have submitted, and/or intend to submit, claims for refunds on substantially all IEEPA tariffs paid that may be eligible for recovery. However, uncertainty remains regarding the ultimate resolution of the related legal proceedings, including the U.S. government’s appeal, and the amount and timing of any refunds that may be realized remain uncertain. Even if we ultimately recognize refunds, the tariff environment may remain volatile, and
                                         9

new, modified, or retaliatory tariffs or other trade measures could continue to adversely affect our business, financial condition, and results of operations.
Global geopolitical instability could indirectly affect our supply chain, costs, and results of operations.
Current and potential future geopolitical conflicts, including in the Middle East and involving Russia and Ukraine, as well as broader political instability and governmental responses to these events, may affect the global markets in which we do business. Although our direct sales exposure in currently affected regions may not be material, these events can indirectly affect our operations and financial results through disruption to global supply chains, volatility in energy prices, increased freight and logistics costs, constraints on petroleum-based products and other raw materials, inflationary pressure, changes in customer demand, foreign currency volatility, and increased cybersecurity threats.
The duration, severity, and ultimate impact of geopolitical instability cannot be predicted with any reasonable degree of certainty. If these conditions persist, broaden, or intensify, they could adversely affect our supply chain, cost structure, ability to produce and distribute products, business strategies, financial condition, results of operations, and cash flows.
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
Financial Related Risks
Our indebtedness and related covenants could adversely affect our financial flexibility and ability to operate our business.
The consolidated long-term debt of MillerKnoll as of May 30, 2026, was $1.26 billion. Our level of indebtedness increases demands on cash resources, may reduce funds available for working capital, capital expenditures, acquisitions, and other general corporate purposes, and may reduce our flexibility to respond to changing business and economic conditions. The agreements governing our indebtedness also contain covenants that, subject to exceptions, restrict our ability and the ability of certain subsidiaries to take specified actions, including incurring liens or additional indebtedness, entering into sale and lease-back transactions, making certain investments or asset sales, declaring or paying dividends, engaging in share repurchases or
                                         10

other equity distributions, merging or consolidating, or selling or conveying certain assets. If we fail to comply with these covenants, and any default is not cured or waived, our repayment obligations could be accelerated. We may also need additional financing to fund working capital, capital expenditures, acquisitions, or other general corporate requirements, and there can be no assurance that such financing will be available on acceptable terms or at all.
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
Although no impairment was recognized in fiscal 2026, the current-year quantitative goodwill impairment assessment indicated limited cushion for certain reporting units, including International Contract, Global Retail, and Coverings, whose fair values exceeded carrying values by 3.1%, 1.1%, and 8.5%, respectively. Certain indefinite-lived trade name assets also had limited cushion, including the Knoll and Muuto trade name assets, whose fair values exceeded carrying values by 6.8% and 2.1%, respectively. As a result, relatively modest adverse changes in projected revenue growth, operating margins, royalty rates, discount rates, or other valuation assumptions could result in material impairment charges.
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
We are subject to risks associated with self-insurance related to certain liabilities and employee benefits.
We are partially self-insured for general liability, workers’ compensation, and certain employee health and dental benefits under insurance arrangements that provide for third-party coverage of claims exceeding our loss retention levels, and our health benefit and auto liability retention levels do not include an aggregate stop loss policy. Unforeseen or catastrophic losses, changes in medical costs, legal actions, payment lag times or actual claims experience could cause our self-insurance estimates to change and could have a material adverse effect on our financial condition and operating results.
General Risks
We are subject to risks and potential costs associated with disruption to our technology systems and our ability to maintain and update those systems to support growth initiatives and increasing business complexity.
Our business is increasingly dependent on complex information technology systems, including our ERP systems, order entry, manufacturing scheduling, production, eCommerce, financial reporting, human resources, supplier connectivity, and other systems that support our operations and growth initiatives. These systems may be disrupted by system failures, implementation difficulties, integration issues, power or telecommunications outages, natural disasters, human error, third-party service provider failures, cybersecurity events, or other causes. If we experience difficulties maintaining or operating existing systems or implementing new systems, or if we are unable to successfully modernize legacy systems in a coordinated manner across internal and external stakeholders, we could experience business interruption, operational delays, manufacturing or distribution disruption, financial reporting or internal control issues, increased costs, reputational harm, and other adverse impacts.
We also rely on information technology systems and processes to collect, process, store, and transmit business, supplier, customer, employee, and other data. If our systems, processes, or controls are not adequate to protect or appropriately manage such data, including data received from or relating to suppliers and other third parties, we could be subject to operational
                                         11

disruption, contractual claims, regulatory inquiries, litigation, remediation costs, reputational harm, or loss of confidence by customers, suppliers, dealers, employees, and other stakeholders.
We are subject to cybersecurity and data security risks that could compromise our systems, data, operations, and reputation.
We, our vendors, and other third parties on which we rely are subject to evolving and increasingly sophisticated cybersecurity threats, including threats from criminal hackers, ransomware operators, phishing and social engineering schemes, insiders, hacktivists, and nation-state or state-sponsored actors, including actors associated with areas of geopolitical instability such as Iran. These actors may attempt to gain unauthorized access to our systems or data; misappropriate assets, confidential information, intellectual property, or personal information; introduce malware or corrupt data; extort payments; disrupt our operations, supply chain, eCommerce websites, retail studios, manufacturing, distribution, or financial reporting processes; or compromise third-party systems connected to our operations.
Our systems maintain personally identifiable information, including employee data, customer and payment-related information, and other confidential business information. We cannot guarantee that our security measures, monitoring, incident response processes, vendor risk management program, or other controls will prevent or timely detect all unauthorized access, misuse, or disclosure of such information. A cybersecurity incident could result in operational disruption, loss of business information, litigation, regulatory investigations, notification obligations, fines, claims for damages, remediation costs, increased compliance costs, negative publicity, reputational harm, and loss of confidence by customers, dealers, suppliers, employees, and other stakeholders, any of which could adversely affect our business, financial condition, and results of operations.
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
Additionally, continued focus by governmental authorities on climate change and other environmental matters has led to enhanced regulation in these areas, which is expected to result in increased compliance costs and could subject us to additional potential liabilities. The extent of these costs and risks is difficult to predict and will depend in large part on the extent of final regulations and the ways in which those regulations are enforced. We operate and have manufacturing facilities in multiple regions across the globe, and the impact of additional regulations in this area is likely to vary by region. It is expected the costs we incur to comply with any such final regulations and execute on our own sustainability goals could be material.
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
                                         12

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
•network security controls
•access controls
•physical security
•asset management
•systems monitoring
•vendor risk management program
•employee training
Notwithstanding the approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on the Company. As of the date of this report, we have not identified risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. Refer to Item 1A for a discussion of cybersecurity risks.
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
                                         13

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
                                         14

Item 2 Properties
The Company owns or leases facilities located throughout the United States and several foreign countries. The location, square footage and use of the most significant facilities at May 30, 2026, were as follows:

Owned Locations	Square Footage (in Thousands)	Use
Zeeland, Michigan	771	Manufacturing, Warehouse, Office
East Greenville, Pennsylvania	735	Manufacturing, Warehouse, Office
Spring Lake, Michigan	615	Manufacturing, Warehouse, Office
North York, Canada	386	Manufacturing, Warehouse, Office
Muskegon, Michigan	367	Manufacturing, Office
Holland, Michigan	357	Warehouse
Holland, Michigan	293	Manufacturing, Office
Foligno, Italy	260	Manufacturing, Warehouse, Office
Holland, Michigan	242	Office, Design
Melksham, United Kingdom	170	Manufacturing, Warehouse, Office
Graffignana, Italy	108	Manufacturing, Warehouse, Office

Leased Locations	Square Footage (in Thousands)	Use
Alburtis, Pennsylvania	718	Warehouse
Batavia, Ohio	618	Warehouse
Dongguan, China	423	Manufacturing, Office
Ringsted, Denmark	274	Warehouse
La Grange Highlands, Illinois	210	Warehouse
Atlanta, Georgia	180	Manufacturing
Buffalo, New York	128	Manufacturing
New York City, New York	120	Showroom
Chicago, Illinois	110	Showroom
Ramanagara District, India	105	Manufacturing
The properties above are primarily used in the Company's segments as indicated below:

Segment Primarily Supported	Owned	Leased	Total
North America Contract	7	6	13
International Contract	3	3	6
Global Retail	—	1	1
Corporate	1	—	1
As of May 30, 2026, the Company operated 93 retail stores that totaled approximately 577,366 square feet of selling space. Store locations are summarized by brand in the table below.

DWR Stores	45
DWR Outlets	3
Herman Miller U.S. Stores	30
Herman Miller International Stores	9
Other(1)	6
Total Store Locations	93
(1) Other includes Knoll, HAY, and Muuto
The Company considers its existing facilities to be in good condition and adequate for its design, production, distribution, and selling requirements. The Company maintains administrative and sales offices and showrooms in various other locations throughout North America, Europe, Asia Pacific and Latin America. In addition to the properties listed above, the Company owns or leases approximately 115 other facilities aggregating approximately 1.7 million square feet that are not individually disclosed due to their size.
                                         15

Item 3 Legal Proceedings
The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s consolidated operations, cash flows or financial condition.
Information About Our Executive Officers
Certain information relating to executive officers of the Company is as follows:

Jeffrey M. Stutz Interim Chief Executive Officer Age 55, elected as an executive officer in 2009	Kevin J. Veltman Chief Financial Officer Age 51, elected as an executive officer in 2025

John P. Michael President, North America Contract Age 64, elected as an executive officer in 2020	Debbie F. Propst President, Global Retail Age 45, elected as an executive officer in 2020

Jacqueline H. Rice Chief Legal Officer and Corporate Secretary Age 54, elected as an executive officer in 2019	B. Ben Watson Chief Creative Officer Age 61, elected as an executive officer in 2010

Except as discussed below, each of the named officers has served the Company in an executive position for more than five years.
Mr. Veltman began serving as Interim Chief Financial Officer on September 8, 2025, and was appointed Chief Financial Officer effective October 16, 2025. He served as Senior Vice President, Finance – North America Contract from June 2023 until he assumed the role of Interim CFO. Prior to that, he served as Senior Vice President – Integration Lead from May 2021 through June 2023. He first joined the Company in October 2014 as Vice President – FP&A, Investor Relations, and Treasurer and was promoted to Vice President – Corporate Finance & Treasurer in May 2020.
There are no family relationships between or among the above-named executive officers. There are no arrangements or understandings between any of the above-named officers pursuant to which any of them was named an officer.
Item 4 Mine Safety Disclosures
Not applicable.
                                         16

PART II
Item 5 Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities and Dividend Market Information
MillerKnoll, Inc.'s common stock is traded on the Nasdaq Global Select Market System (Symbol: MLKN). As of July 16, 2026, there were approximately 36,000 shareholders of record, including individual participants in security position listings, of the Company's common stock.
Dividends were declared and paid quarterly for fiscal 2026 as approved by the Board of Directors. On April 14, 2026, the Company's Board of Directors approved a quarterly cash dividend of 18.75 cents ($0.1875) per share that was paid on July 15, 2026, to shareholders of record on May 30, 2026. While it is anticipated that the Company will continue to pay quarterly cash dividends, the amount and timing of such dividends is subject to the discretion of the Board depending on the Company's future results of operations, financial condition, capital requirements and other relevant factors. In addition, the Company’s ability to pay dividends and repurchase shares is subject to restrictions under the Company’s credit agreements. Refer to Item 1A, “Risk Factors - Financial Related Risks,” and Note 5 to the Consolidated Financial Statements for additional information regarding these restrictions.
During the period covered by this report, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, other than transactions previously reported, if applicable.
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
The following is a summary of share repurchase activity during the fiscal quarter ended May 30, 2026:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions) (2)
3/1/26-3/28/26	8,401	$14.86	8,401	$168.9
3/29/26-4/25/26	123,869	$15.48	123,869	$167.0
4/26/26-5/30/26	128,495	$15.76	128,495	$164.9
Total	260,765		260,765
(1) Includes shares withheld (if any), at the election of participants, to satisfy tax withholding obligations incurred upon the vesting of restricted stock.
(2) Amounts are as of the end of the period indicated.

                                         17

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
                                         18

Stockholder Return Performance Graph
Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company's common stock with that of the cumulative total return of the Standard & Poor's 500 Stock Index and the Company's Peer Group for the five-year period ended May 30, 2026. The Peer Group consists of HNI Corporation and Steelcase Inc. During the period, Steelcase Inc. was acquired by HNI Corporation. The performance graph reflects Steelcase’s total shareholder return through the acquisition date, after which proceeds were assumed to be reinvested in the peer group consistent with total return methodology. These companies also manufacture office furniture and have industry characteristics that we believe are similar to MillerKnoll, Inc.
The graph assumes an investment of $100 on May 29, 2021, in the Company's common stock, the Standard & Poor's 500 Stock Index and the Peer Group, with dividends reinvested.

$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2021
2022
2023
2024
2025
2026
MillerKnoll, Inc.
S&P 500 Index
Peer Group

	2021	2022	2023	2024	2025	2026
MillerKnoll, Inc.	$100	$66	$32	$64	$41	$41
S&P 500 Index	100	99	102	126	141	180
Peer Group	100	85	68	93	89	77
Information required by this item is also contained in Item 12 of this report.
                                         19

Item 6 [Reserved]
Not applicable.
                                         20

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Refer also to the information provided under the heading "Forward-Looking Statements" in this Annual Report on Form 10-K.
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
The Company is comprised of various operating segments as defined by generally accepted accounting principles in the United States (U.S. GAAP). The operating segments are determined on the basis of how the Company internally reports and evaluates financial information used to make operating decisions. The Company has identified the following segments:
•North America Contract — Includes the operations associated with the design, sourcing, manufacture, and sale of furniture products directly or indirectly through an independent dealership network for office, healthcare, and educational environments throughout the United States and Canada as well as the global operations of the Spinneybeck, FilzFelt, Maharam, Edelman, and Knoll Textile brands.
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

                                         21

Core Strengths
The Company relies on the following core strengths in delivering solutions to customers:
•Product Portfolio and Brand Collective - MillerKnoll is a collective of globally recognized design brands known for working with some of the most well-known and respected designers in the world. Combined, the Company represents over 100 years of design research and exploration in service of humanity. Within the industries in which the Company operates, Herman Miller and Knoll, along with Colebrook Bosson Saunders, Design Within Reach, Edelman, FilzFelt, Geiger, HAY, Holly Hunt, Maharam, Muuto, NaughtOne and Spinneybeck are acknowledged as leading brands that inspire architects and designers to create their best design solutions. This portfolio has enabled MillerKnoll to connect with new audiences, channels, geographies, and product categories. Leveraging the collective brand equity of MillerKnoll across the lines of business is an important element of the Company's business strategy.
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
•Unique Business Model - The Company has built a multi-channel distribution capability that it considers unique. Through contract furniture dealers, direct customer sales, retail stores and studios, eCommerce, wholesalers, and independent retailers, the Company serves contract and residential customers across a range of channels and geographies. As it pertains to its operations, the Company was among the first in the industry to embrace the concept of lean manufacturing. MKPS provides the foundation for all the Company's manufacturing operations. The Company is committed to continuously improving both product quality and production and operational efficiency. The Company believes these concepts hold significant promise for further gains in reliability, quality, and efficiency.
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
                                         22

•Retail Locations - As of May 30, 2026, the Company operated 93 retail stores, including 45 DWR stores, 39 Herman Miller stores, 4 Knoll stores, 1 Muuto store, 1 HAY store, and 3 outlet stores.
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
Drive Customer Demand and Order Growth
We are prioritizing programs to deliver world class experiences with every client interaction. We have a global, go-to-market framework for contract sellers, Design With Impact, that is organized around well-being, connection and change, and we are investing in MillerKnoll showrooms that bring our brands closer together to show the breadth of our offerings. As part of this work, we are enhancing and opening MillerKnoll showrooms in select markets, including, Atlanta, Chicago, Dallas, London, Los Angeles, New York, Toronto and San Francisco. In addition, we will continue to leverage the wide reach of our dealers’ showrooms around the globe.
In retail, we are working to evolve and enhance the DWR experience. We are expanding the retail footprint of both our DWR and Herman Miller stores into new geographic markets, with a primary focus on growth within the United States. We are testing new store formats, expanding our product assortment and offering design services both in store and online to enhance the customer experience, attract new customers and grow existing customers. In addition, we continue to launch new online tools to support our trade customers, making it easier for them to incorporate our products in their client projects.
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
The Company believes that engagement and education are critical to enabling Associates to deliver extraordinary performance. The Company conducts annual engagement surveys across its global associate population to gather feedback on its human capital practices and measure employee engagement. The results help identify areas for improvement and guide action plans that support continued associate engagement and development.
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
Our collective of dynamic brands is united in its commitment to our purpose - design for the good of humankind - and offers a complementary set of design solutions. By leveraging our global operations footprint, we are able to fuel our brands and build solutions in market closer to our customers, and we are creating centers of excellence in our operations facilities to support all brands in each region.
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
                                         23

Business Overview
The following summary provides an overview of the Company’s operating performance and segment results for the year ended May 30, 2026:
Consolidated Results
•Net sales were $3,841.7 million, representing an increase of 4.7% when compared to the prior year. Growth was primarily driven by increased sales volumes across all segments, along with the positive impact of pricing actions and favorable foreign currency translation. On an organic basis, net sales were $3,800.4 million(*), representing an increase of 3.6% when compared to the prior year.
•Gross margin was 38.8% in both fiscal 2026 and fiscal 2025.
•Operating expenses decreased by $81.6 million or 5.9% as compared to the prior year. The decrease was driven primarily from the impact of non-cash intangible impairment charges in the prior year, partially offset by an increase in fixed and variable compensation costs and incremental costs related to the expanded retail store footprint.
◦Operating earnings were $198.3 million in fiscal 2026 compared to $50.5 million in fiscal 2025.
◦Adjusted operating income was $238.4 million in fiscal 2026 compared to $248.7 million in fiscal 2025.
•The effective tax rate was 25.3% compared to negative 53.1% for the prior year. The fiscal 2025 tax rate was impacted by non-deductible goodwill impairment charges that did not occur in fiscal 2026.
•Diluted earnings per share for the full year totaled $1.32 compared to loss per share of $0.54 in the prior year. Adjusted diluted earnings per share(*) totaled $1.86 in fiscal 2026 compared to $1.95 in fiscal 2025.
•The Company declared cash dividends of $0.75 per share in both fiscal 2026 and fiscal 2025.
Segment Results
•The North America Contract segment reported a net sales increase of 4.9% and an organic sales increase of 4.8%(*) year-over-year. Operating margin increased 280 basis points year-over year and 60 basis points on an adjusted basis(*).
•The International Contract segment reported a net sales increase of 2.1% and an organic sales decrease of 1.2%(*) year-over-year. Operating margin decreased 150 basis points year-over-year and decreased 250 basis points on an adjusted basis(*).
•The Global Retail segment reported a net sales increase of 5.9% and an organic sales increase of 4.3%(*) year-over-year. Operating margin increased 860 basis points year-over year and decreased 200 basis points on an adjusted basis(*). The increase on a reported basis was primarily driven by non-cash intangible asset impairment charges recorded in the prior year.
The remaining sections of Item 7 include additional analysis of the fiscal year ended May 30, 2026, including discussion of significant variances compared to the prior year period. A detailed review of our fiscal 2025 performance compared to our fiscal 2024 performance is set forth in Part II, Item 7 of our Form 10-K for the fiscal year ended May 31, 2025.
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
                                         24

The non-GAAP financial measures referenced within this report include: Adjusted Earnings per Share - Diluted, Adjusted Operating Earnings (Loss), Adjusted Operating Margin and Organic Growth (Decline).
Adjusted Earnings per Share - Diluted represents reported diluted earnings per share excluding the impact from amortization of Knoll purchased intangibles, integration charges, restructuring expenses, impairment charges, Knoll pension plan termination charges, debt extinguishment charges, CEO transition costs, and the related tax effect of these adjustments.
Adjusted Operating Earnings (Loss) represents reported operating earnings less integration charges, amortization of Knoll purchased intangibles, restructuring expenses, impairment charges, Knoll pension plan termination charges, and CEO transition costs.
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
•Impairment charges: Includes non-cash charges for the impairment of the Knoll and Muuto trade names as well as impairment of goodwill attributed to the Global Retail and Holly Hunt reporting units.
•CEO transition costs: Includes expenses consisting primarily of severance, benefits and advisory fees.
We excluded the income tax benefit/provision effect of the tax related items from our non-GAAP measures because they are not associated with the tax expense on our ongoing operating results.
The following table reconciles Operating Earnings (Loss) to Adjusted Operating Earnings (Loss) by Segment and on a consolidated basis for MillerKnoll, Inc. for the periods ended as indicated below (in millions):
                                         25

	Twelve Months Ended
	May 30, 2026		May 31, 2025
North America Contract
Net sales	$2,061.2	100.0%	$1,965.2	100.0%
Operating earnings	$186.4	9.0%	$120.9	6.2%

Adjustments
Restructuring charges	12.1	0.6%	9.8	0.5%
Integration charges	—	—%	24.8	1.3%
Amortization of Knoll purchased intangibles	14.6	0.7%	14.6	0.7%
Impairment charges	—	—%	19.9	1.0%
Knoll pension plan termination charges	—	—%	1.0	0.1%
Adjusted operating earnings	$213.1	10.3%	$191.0	9.7%
International Contract
Net sales	$674.0	100.0%	$660.0	100.0%
Operating earnings	$54.9	8.1%	$63.3	9.6%

Adjustments
Restructuring charges	0.4	0.1%	3.3	0.5%
Integration charges	—	—%	3.2	0.5%
Amortization of Knoll purchased intangibles	3.0	0.4%	2.5	0.4%
Impairment charges	—	—%	1.2	0.2%
Adjusted operating earnings	$58.3	8.6%	$73.5	11.1%
Global Retail
Net sales	$1,106.5	100.0%	$1,044.7	100.0%
Operating earnings (loss)	$25.3	2.3%	$(66.0)	(6.3)%

Adjustments
Restructuring charges	1.0	0.1%	1.7	0.2%
Integration charges	—	—%	0.3	—%
Amortization of Knoll purchased intangibles	6.4	0.6%	7.0	0.7%
Impairment charges	—	—%	108.9	10.4%
Adjusted operating earnings	$32.7	3.0%	$51.9	5.0%
Corporate
Operating (loss)	$(68.3)	—%	$(67.7)	—%

Adjustments
CEO transition costs	$2.6	—%	$—	—%
Adjusted operating (loss)	$(65.7)	—%	$(67.7)	—%
MillerKnoll, Inc.
Net sales	$3,841.7	100.0%	$3,669.9	100.0%
Operating earnings	$198.3	5.2%	$50.5	1.4%

Adjustments
Restructuring charges	13.5	0.4%	14.8	0.4%
Integration charges	—	—%	28.3	0.8%
Amortization of Knoll purchased intangibles	24.0	0.6%	24.1	0.7%
Impairment charges	—	—%	130.0	3.5%
Knoll pension plan termination charges	—	—%	1.0	—%
CEO transition costs	2.6	0.1%	—	—%
Adjusted operating earnings	$238.4	6.2%	$248.7	6.8%
                                         26

The following table reconciles net sales to organic net sales for the years ended as indicated below (in millions):

	Twelve Months Ended
	May 30, 2026
	North America Contract	International Contract	Global Retail	Total
Net sales, as reported	$2,061.2	$674.0	$1,106.5	$3,841.7
% change from PY	4.9%	2.1%	5.9%	4.7%

Adjustments
Currency translation effects (1)	(2.3)	(22.2)	(16.8)	(41.3)
Net sales, organic	$2,058.9	$651.8	$1,089.7	$3,800.4
Organic Growth (Decline)	4.8%	(1.2)%	4.3%	3.6%

	Twelve Months Ended
	May 31, 2025
	North America Contract	International Contract	Global Retail	Total
Net sales, as reported	$1,965.2	$660.0	$1,044.7	$3,669.9
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period.

The following tables reconcile orders as reported to organic orders for the periods ended as indicated below (in millions):

	Twelve Months Ended
	May 30, 2026
	North America Contract	International Contract	Global Retail	Total
Orders, as reported	$2,000.8	$649.8	$1,110.4	$3,761.0
% change from PY	(1.0)%	(2.4)%	4.7%	0.4%

Adjustments
Currency translation effects (1)	(2.3)	(21.0)	(17.0)	(40.3)
Orders, organic	$1,998.5	$628.8	$1,093.4	$3,720.7
Organic (Decline) Growth	(1.1)%	(5.6)%	3.1%	(0.7)%

	Twelve Months Ended
	May 31, 2025
	North America Contract	International Contract	Global Retail	Total
Orders, as reported	$2,021.0	$665.9	$1,060.8	$3,747.7
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period.

                                         27

The following table reconciles EPS to Adjusted EPS for the years ended as of indicated below:

	Twelve Months Ended
	May 30, 2026	May 31, 2025
Earnings (loss) per share - diluted	$1.32	$(0.54)

Add: Amortization of Knoll purchased intangibles	0.34	0.35
Add: Integration charges	—	0.41
Add: Restructuring charges	0.20	0.22
Add: Impairment charges	—	1.88
Add: Debt extinguishment charges	0.11	—
Add: Knoll pension plan termination charges	—	0.01
Add: CEO transition costs	0.04	—
Tax impact on adjustments	(0.15)	(0.38)
Adjusted earnings per share - diluted	$1.86	$1.95

Weighted average shares outstanding (used for calculating adjusted earnings per share) – diluted	69,321,661	68,977,267

                                         28

Financial Results
The following is a comparison of our annual results of operations and year-over-year percentage changes for the periods indicated:

(Dollars in millions)	Fiscal 2026	Fiscal 2025	% Change
Net sales	$3,841.7	$3,669.9	4.7%
Cost of sales	2,352.9	2,247.3	4.7%
Gross margin	1,488.8	1,422.6	4.7%
Operating expenses	1,290.5	1,372.1	(5.9)%
Operating earnings	198.3	50.5	292.7%
Other expenses, net	70.1	72.4	(3.2)%
Earnings (loss) before income taxes and equity income	128.2	(21.9)	685.4%
Income tax expense	32.4	11.6	179.3%
Equity (loss) income from nonconsolidated affiliates, net of tax	(0.1)	0.3	(133.3)%
Net earnings (loss)	95.7	(33.2)	388.3%
Net earnings attributable to redeemable noncontrolling interests	4.2	3.7	13.5%
Net earnings (loss) attributable to MillerKnoll, Inc.	$91.5	$(36.9)	348.0%
Earnings (loss) per share - diluted	1.32	(0.54)	344.4%
Orders	$3,761.0	$3,747.7	0.4%
Backlog	$678.8	$761.3	(10.8)%
The following table presents, for the periods indicated, the components of the Company's Consolidated Statements of Comprehensive Income as a percentage of Net sales:

	Fiscal 2026	Fiscal 2025
Net sales	100.0%	100.0%
Cost of sales	61.2%	61.2%
Gross margin	38.8%	38.8%
Operating expenses	33.6%	37.4%
Operating earnings	5.2%	1.4%
Other expenses, net	1.8%	2.0%
Earnings (loss) before income taxes and equity income	3.3%	(0.6)%
Income tax expense	0.8%	0.3%
Equity (loss) income from nonconsolidated affiliates, net of tax	—%	—%
Net earnings (loss)	2.5%	(0.9)%
Net earnings attributable to redeemable noncontrolling interests	0.1%	0.1%
Net earnings (loss) attributable to MillerKnoll, Inc.	2.4%	(1.0)%
                                         29

Net Sales
The following chart presents graphically the primary drivers of the year-over-year change in Net sales. The amounts presented in the bar graph are expressed in millions and have been rounded.
Net sales for fiscal 2026 increased $172 million, or 4.7% compared to the prior year. This increase was primarily driven by the following factors:
•Price increases, net of discounting, which positively impacted Net sales by approximately $74 million.
•Favorable foreign currency translation, which increased Net sales by approximately $41 million.
•Increased sales volume in the North America Contract, Global Retail, and International Contract segments contributed approximately $25 million, $24 million and $8 million respectively.

Gross Margin
Gross margin for fiscal 2026 and fiscal 2025 was 38.8%. Gross margin was stable year over year, reflecting offsetting favorable and unfavorable impacts as described below.
•Favorable channel and product mix and the impact of incremental list price increases, partially offset by contract price discounting, which positively impacted margin.
•Favorable leverage on fixed costs due to higher sales volumes which positively impacted margin.
•These increases were offset by tariff-related costs, partially offset by pricing actions, incurred in the first half of the year which adversely impacted gross margin.
                                         30

Operating Expenses
The following chart presents graphically the primary drivers of the year-over-year change in Operating expenses. The amounts presented in the bar graph are expressed in millions and have been rounded.
Operating expenses decreased by $82 million or 5.9% compared to the prior year fiscal period. The following factors contributed to the change:
•Impairment charges of $130 million related to goodwill attributed to the Global Retail and Holly Hunt reporting units, as well as related to the Knoll and Muuto indefinite-lived trade name intangible assets, that occurred in the prior year period.
•Acquisition-related integration charges which totaled approximately $28 million, that occurred in the prior year. These decreases were offset in part by:
•Increased fixed and variable compensation costs of approximately $33 million.
•Incremental costs of $15 million associated with the impact from opening new stores.
•Variable selling costs, including sales-based commissions and royalty expenses, which rose by approximately $14 million.
•Foreign currency translation also contributed an increase in operating expenses of approximately $10 million.
•Increase of approximately $5 million in other expenses driven in part by program spend.
Other Income/Expense
Net other expenses for fiscal 2026 totaled $70 million, compared to $72 million in fiscal 2025. The year-over-year decrease of $2 million was primarily driven by lower interest expense due to reduced debt levels and a reduction in foreign currency losses, partially offset by a loss on extinguishment of debt of approximately $8 million incurred in connection with the refinancing of term loan debt during the current year.
Income Taxes
See Note 10 of the Consolidated Financial Statements for additional information.
                                         31

Operating Segments Results
The business is composed of various operating segments as defined by generally accepted accounting principles in the United States. These operating segments are determined on the basis of how the Company internally reports and how the chief operating decision maker ("CODM") evaluates financial information used to make operating decisions.
Below is a description of each reportable segment.
The North America Contract segment includes the operations associated with the design, sourcing, manufacture and sale of furniture products directly or indirectly through an independent dealership network for office, healthcare, and educational environments throughout the United States and Canada as well as the global operations of the Spinneybeck, FilzFelt, Maharam, Edelman, and Knoll Textile brands.
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
                                             32

North America Contract

(Dollars in millions)	Fiscal 2026	Fiscal 2025	Change
Net sales	$2,061.2	$1,965.2	$96.0
Gross margin	753.3	702.3	51.0
Gross margin %	36.5%	35.7%	0.8%
Operating earnings	186.4	120.9	65.5
Operating earnings %	9.0%	6.2%	2.8%
Net sales increased 4.9%, or 4.8%(*) on an organic basis, from the prior year due to:
•Price increases, net of discounting positively impacted net sales by approximately $69 million.
•Increased sales volume within the segment of approximately $25 million.
•Favorable foreign currency translation increased net sales by approximately $2 million.
Operating earnings increased $66 million, or 54.2% compared to the same period of the prior year due to:
•Increased Gross margin of $51 million, driven by the higher sales volumes discussed above and an increase in gross margin percentage of 80 basis points. The increase in gross margin percentage was due primarily to:
◦Price increases, net of discounting resulted in a positive impact to margin.
◦Favorable product mix and operational efficiency which increased margin.
◦These increases were partially offset by tariff-related costs, net of pricing actions, incurred in the first half of the year that adversely impacted gross margin.
•Decreased operating expenses of $15 million. The following factors contributed to the change:
◦A reduction in acquisition-related integration charges, which totaled approximately $25 million.
◦Decreased non-cash intangible impairment charges of approximately $20 million. These decreases were partially offset by:
◦Increased variable selling costs, including sales-based commissions and royalty expenses of approximately $16 million.
◦Increased compensation and benefits of approximately $13 million.
◦Increase of approximately $1 million driven primarily by restructuring charges associated with facility consolidation initiatives.
                                             33

(*) Non-GAAP measurements; see accompanying reconciliations and explanations.
International Contract

(Dollars in millions)	Fiscal 2026	Fiscal 2025	Change
Net sales	$674.0	$660.0	$14.0
Gross margin	242.8	240.8	2.0
Gross margin %	36.0%	36.5%	(0.5)%
Operating earnings	54.9	63.3	(8.4)
Operating earnings %	8.1%	9.6%	(1.5)%
Net sales increased 2.1%, and decreased 1.2%(*) on an organic basis, from the prior year due to:
•Favorable foreign currency translation, which increased net sales by approximately $22 million.
•Higher sales volume within the segment, contributing approximately $8 million to the increase.
•These increases were partially offset by incremental discounting attributable to regional and product sales mix, partially offset by price increases, which adversely impacted net sales by approximately $16 million.
Operating earnings decreased $8 million, or 13.3%, compared to the prior year due to:
•Increased Operating expenses of $10 million driven primarily by:
◦Increased fixed and variable compensation costs of approximately $6 million.
◦Foreign currency translation which contributed an unfavorable impact of approximately $4 million compared to the prior year.
◦Incremental charges driven by the timing of program spend, partially offset by decreased acquisition-related integration charges and impairment charges during the prior year period.
•Increased gross margin of $2 million driven by the higher sales volumes explained above, partially offset by a decline in gross margin percentage of 50 basis points. The decrease in gross margin percentage was due primarily to:
◦Unfavorable foreign currency translation which negatively impacted gross margin.
◦Regional sales mix which had an unfavorable impact to gross margin.
◦These pressures were partially offset by favorable operating leverage on fixed costs resulting from increased sales volumes and favorable material performance.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations.
Global Retail

(Dollars in millions)	Fiscal 2026	Fiscal 2025	Change
Net sales	$1,106.5	$1,044.7	$61.8
Gross margin	492.7	479.5	13.2
Gross margin %	44.5%	45.9%	(1.4)%
Operating earnings (loss)	25.3	(66.0)	91.3
Operating earnings (loss) %	2.3%	(6.3)%	8.6%
Net sales increased 5.9% as reported and 4.3%(*) on an organic basis, from the prior year due to:
•Higher sales volumes within the segment, contributing approximately $24 million to the increase.
•Price increases, net of discounting positively impacted net sales by approximately $21 million.
•Favorable foreign currency translation, which increased net sales by approximately $17 million.
Operating earnings increased $91 million, or 138.3% over the prior year due to:
•Increased gross margin of $13 million driven by the higher sales volumes explained above, partially offset by a decline in gross margin percentage of 140 basis points. The decrease in gross margin percentage was due primarily to:
◦Tariff-related costs, net of pricing actions, that adversely impacted gross margin.
                                             34

◦Unfavorable foreign currency translation negatively impacted gross margin.
◦These pressures were partially offset by favorable operating leverage on fixed costs resulting from increased sales volumes.
•Decreased Operating expenses of $78 million driven primarily by decreased non-cash intangible impairment charges of $109 million compared to the prior year. This decrease was offset in part by:
◦Incremental costs of $15 million associated with the impact from opening new stores.
◦Increased fixed and variable compensation costs of approximately $14 million.
◦Foreign currency translation which contributed an unfavorable impact of approximately $2 million compared to the prior year.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations.
Corporate
Corporate unallocated expenses totaled $68 million for fiscal 2026, an increase of $1 million from fiscal 2025. The increase primarily related to higher stock-based compensation expense.
Liquidity and Capital Resources
The table below summarizes the net change in cash and cash equivalents for the fiscal years indicated.

	Fiscal Year Ended
(In millions)	2026	2025
Cash provided by (used in):
Operating activities	$199.9	$209.3
Investing activities	(115.6)	(100.9)
Financing activities	(117.0)	(150.3)
Effect of exchange rate changes	6.7	5.2
Net change in cash and cash equivalents	$(26.0)	$(36.7)
Cash Flow — Operating Activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture, distribute, and market our products. Net cash provided by operating activities for the twelve months ended May 30, 2026, totaled $199.9 million compared to $209.3 million in the twelve months ended May 31, 2025. Working capital remained a use of cash in the current year and increased compared to the prior year. Our working capital consists primarily of receivables from customers, inventory, prepaid expenses, accounts payable, accrued compensation, and accrued other expenses. The following all affect these account balances:
•Fluctuations in inventory levels;
•The timing of collection of our receivables;
•Fluctuations in customer deposits; and
•Changes in accruals related to variable compensation.
Cash Flow — Investing Activities
Cash used in investing activities for the twelve months ended May 30, 2026, was $115.6 million, as compared to $100.9 million in the twelve months ended May 31, 2025, primarily reflecting increased capital expenditures in the current year. Cash used in the prior year included $6.0 million of offsetting proceeds from the sale of a manufacturing facility located in Wisconsin.
Capital expenditures for the current year were $122.3 million as compared to $107.6 million in the prior year. At the end of fiscal 2026, there were outstanding commitments for capital purchases of $82.1 million. The Company plans to fund these commitments through a combination of cash on hand and cash generated from operations. The Company expects capital spending in fiscal 2027 to be between $125.0 million and $135.0 million, which will be primarily related to investments in the Company's facilities, (including manufacturing, showrooms, and retail stores) and equipment.

                                             35

Cash Flow — Financing Activities
Cash used in financing activities for the twelve months ended May 30, 2026 was $117.0 million, compared to $150.3 million in the twelve months ended May 31, 2025. The decrease in cash used in the current year, compared to the prior year, was primarily due to:
•The Company repurchased 965,907 shares at a cost of $16.3 million in the current year as compared to 3,291,176 share repurchases totaling $84.9 million in the prior year.
•Net payments on the credit facility of $21.6 million in the current period compared to $61.7 million in the same period of the prior year.
•During the current period the Company entered into a three-year accounts receivable securitization facility. Net proceeds from the facility totaled $42.9 million in the current period. This was offset in part by:
•Scheduled principal payments on term loan debt as well as the refinancing of Term Loan B resulted in a net cash outflow of $69.5 million in the current period. In the prior year, term loan debt was increased by $47.4 million due to the refinancing of Term Loan A, net of scheduled principal payments.
Sources of Liquidity
The Company is closely managing spending levels, capital investments, and working capital. The Company maintains an open market share repurchase program under our existing share repurchase authorization and may repurchase shares from time to time based on management’s evaluation of market conditions, share price and other factors.
At the end of fiscal 2026, the Company has a well-positioned balance sheet and liquidity profile. The Company has access to liquidity through credit facilities as well as cash and cash equivalents. These sources have been summarized below. For additional information, refer to Note 5 to the Consolidated Financial Statements.

(In millions)	May 30, 2026	May 31, 2025
Cash and cash equivalents	$167.7	$193.7
Availability under revolving lines of credit(1)	404.0	382.2
Total liquidity	$571.7	$575.9
(1) Available access to our revolving line of credit is subject to covenant restrictions outlined in our credit agreement.
Of the cash and cash equivalents noted above at the end of fiscal 2026, the Company had $161.7 million of cash and cash equivalents held outside the United States.
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
As of May 30, 2026, the total debt outstanding related to borrowings under the syndicated revolving line of credit was $309.2 million with available borrowings against this facility of $404.0 million.
The Company intends to repatriate $119.9 million of undistributed foreign earnings, all of which is held in cash in certain foreign jurisdictions. The Company has recorded a $1.4 million deferred tax liability related to foreign withholding taxes on these future dividends received in the U.S. from foreign subsidiaries. A significant portion of the $119.9 million of undistributed foreign earnings was previously taxed under the U.S. Tax Cut and Jobs Act (TCJA). The Company intends to remain indefinitely reinvested in the remaining undistributed earnings outside the U.S. which is estimated to be approximately $377.8 million on May 30, 2026.
Material Cash Requirements
As of May 30, 2026, the Company's primary material cash requirements consisted of debt obligations, operating lease commitments, purchase obligations, pension and other post-employment benefit plan funding requirements, and dividend commitments.
Debt obligations, including associated interest payments, represented the Company's most significant contractual cash requirement, totaling approximately $1.6 billion. Scheduled principal and interest payments are expected to be funded through a
                                             36

combination of cash generated from operations, existing cash balances, and available borrowing capacity under the Company's credit arrangements.
The Company also had operating lease commitments of approximately $621.6 million, primarily related to manufacturing facilities, distribution centers, showrooms, offices, and retail locations. Lease payments are expected to be made throughout the remaining lease terms, with approximately $111.8 million due in fiscal 2027 and the remainder payable over future periods.
Purchase obligations totaled approximately $61.4 million and primarily relate to commitments with suppliers for inventory, raw materials, and other goods and services used in the normal course of business. The majority of these commitments are expected to be settled within the next fiscal year.
In addition, the Company expects to make future contributions related to pension and other post-employment benefit plans totaling approximately $58.3 million based on current funding estimates. The timing and amount of future contributions may vary depending on changes in plan asset values, interest rates, regulatory requirements, and other actuarial assumptions.
The Company also had cash requirements related to declared stockholder dividends and other contractual commitments totaling approximately $17.0 million as of May 30, 2026.
Management expects these cash requirements to be funded through a combination of cash flows generated from operating activities, cash and cash equivalents on hand, and available borrowing capacity. Based on current operating plans and liquidity levels, the Company believes it has sufficient resources to meet both its short-term and long-term cash requirements as they become due.
Contingencies
The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's Consolidated Financial Statements. Refer to Note 12 of the Consolidated Financial Statements for more information relating to contingencies.
Basis of Presentation
The Company's fiscal year ends on the Saturday closest to May 31. The fiscal year ended May 30, 2026, the fiscal year ended May 31, 2025, and the fiscal year ended June 1, 2024, all contained 52 weeks.
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
Goodwill, Indefinite-lived Intangibles and Long-lived Assets
We perform our annual impairment assessment for goodwill and other indefinite-lived intangible assets each year as of March 31 or more frequently if events or changes in circumstances indicate an impairment might be possible. We may consider qualitative factors to assess if it is more likely than not that the fair value for goodwill or indefinite-lived intangible assets is below the carrying amount. We may also elect to bypass the qualitative assessment and perform a quantitative assessment.
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
                                             37

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
Goodwill
Certain business acquisitions have resulted in the recording of goodwill. At May 30, 2026, and May 31, 2025, we had goodwill recorded within the Consolidated Balance Sheets of $1,161.3 million and $1,152.4 million, respectively.
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
During the fourth quarter of the current year, the Company performed its annual impairment assessment. For the current year, the Company elected to take a quantitative valuation approach for all four reporting units.
The Company used a weighting of the income and market approaches to estimate the fair value of our reporting units. These approaches are based on a discounted cash flow analysis and observable comparable company information that use several inputs, including:
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
The Company employed a market-based approach in selecting the discount rate used in our analysis. The discount rate selected represents the market rate of return equal to what the Company believes a market participant would expect to achieve on investments of similar size to each reporting unit.
Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit. For example, a 1.0% decrease in estimated annual future cash flows would decrease the estimated fair value of the reporting unit by approximately 1.0%. The estimated long-term growth rate can have a significant impact on the estimated future cash flows, and therefore, the fair value of each reporting unit. Of the other key assumptions that impact the estimated fair values, most reporting units have the greatest sensitivity to changes in the estimated discount rate. In completing the goodwill impairment test, the respective fair values were estimated using discount rates ranging from 13.5% to 16.5% and a long-term growth rate of 2.5%. The increase in the discount rates, from a range of 12.0% to 15.0% in the prior year, was primarily attributable to higher company-specific risk premiums reflecting current market conditions. The current year quantitative assessment resulted in the fair values of the North America Contract, International Contract, Global Retail and Coverings reporting units exceeding their respective carrying values by 45.5%, 3.1%, 1.1% and 8.5%, respectively. While no impairment was recognized in the current year, the International Contract, Global Retail and Coverings reporting units remain sensitive to changes in key assumptions, including projected revenue growth, operating margins, and discount rates. Management will continue to monitor these reporting units, as adverse changes in market conditions or operating performance could result in future impairment charges.
                                             38

The Company evaluated the sensitivity of changes in projected revenue growth rates, operating margin rates and discount rates for the reporting units as of March 31, 2026. For any reporting unit not specifically identified below, the simulated sensitivity changes would not have resulted in an impairment charge.
•A decrease in the forecasted sales by 500 basis points in all years, leaving all other assumptions static, would result in impairment for the International Contract, Global Retail and Coverings reporting units of $99.4 million, $177.3 million and $18.9 million, respectively.
•A decrease in the operating margin of 100 basis points in all years, leaving all other assumptions static, would result in impairment for the International Contract and Global Retail reporting units of $46.6 million and $70.9 million, respectively.
•An increase in the discount rate of 100 basis points, leaving all other assumptions static, would result in impairment for the International Contract and Global Retail reporting units of $29.2 million and $36.6 million, respectively.
The sensitivities above are calculated assuming all other variables remain constant. However, changes in these assumptions may not occur in isolation. A change in multiple assumptions could compound the calculated impairment impact on our reporting units.
During the third quarter of fiscal 2025, management identified impairment triggering events resulting from lower-than-expected operating performance and, accordingly, performed a quantitative goodwill impairment assessment for each reporting unit. As a result, the Company recognized non-cash goodwill impairment charges of $30.1 million and $62.2 million related to the Global Retail and Holly Hunt reporting units, respectively. This impairment was driven primarily by reduced sales and profitability projections, as well as higher discount rates. Additionally, in connection with a third-quarter organizational realignment that modified the Company's reportable segments and reporting units, goodwill was reassigned using a relative fair value approach. This resulted in the transfer of $26.1 million from the Americas Contract reporting unit to International Contract and the reassignment of the remaining $33.0 million of Holly Hunt goodwill to the Global Retail reporting unit. Following this reorganization, the Company's reporting units consisted of North America Contract, International Contract, Global Retail, and Coverings.
We performed our annual quantitative impairment test as of March 31, 2026. Subsequently, we performed a qualitative assessment from April 1, 2026 to May 30, 2026 to determine if any triggering events occurred. No such events were identified.
Indefinite-lived Intangible Assets
Certain business acquisitions have resulted in the recording of trade names as indefinite-lived intangible assets, which are not amortized. At May 30, 2026, and May 31, 2025, the Company held trade name assets with a carrying value of $435.3 million and $432.5 million, respectively.
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
During the fourth quarter of fiscal year 2026 the Company performed its annual test of the indefinite-lived intangible assets. The Company performed qualitative tests over all of the indefinite-lived intangible assets, with the exception of the Knoll, Muuto, and Holly Hunt trade name assets. The Company elected to perform quantitative tests over these assets due to the history of recent impairments and corresponding expectation that there was little cushion between the fair values and carrying values of these assets. As a result of the qualitative and quantitative test over indefinite-lived intangible assets, we concluded there were no impairments in the current year.
In performing quantitative assessments, we estimate the fair value of these intangible assets using the relief-from-royalty method which requires assumptions related to:
•actual and forecasted revenue growth rates,
•assumed royalty rates that could be payable if we did not own the trademark, and
•a market participant discount rate based on a weighted-average cost of capital.
In the current year assessment, the Knoll and Muuto trade name asset fair values exceeded their carrying values by 6.8% and 2.1%, respectively. These fair values were estimated using discount rates ranging from 12.7% to 13.0%, royalty rates ranging
                                             39

from 2.0% to 4.5% and long-term growth rates ranging from 2.5% to 3.0%. The Company’s estimates of the fair value of its indefinite-lived intangible assets are sensitive to changes in the key assumptions above as well as projected financial performance. If the estimated cash flows related to the Company's indefinite-lived intangibles were to decline in future periods, the Company may need to record impairment charges.
For the Knoll trade name, keeping all other assumptions constant, a 500 basis point decrease in forecasted sales would have resulted in a $15.0 million pre-tax impairment charge; a decrease in the royalty rate of 25 basis points would have resulted in an $8.0 million of impairment charge; and a 100 basis point increase in the discount rate would have resulted in a $4.0 million impairment charge.
For the Muuto trade name, keeping all other assumptions constant, a 500 basis point decrease in forecasted sales would have resulted in $12.0 million pre-tax impairment charge; a decrease in the royalty rate of 25 basis points would have resulted in an $3.0 million of impairment charge; and a 100 basis point increase in the discount rate would have resulted in a $5.0 million impairment charge.
The sensitivities above are calculated assuming all other variables remain constant. However, changes in these assumptions may not occur in isolation. A change in multiple assumptions could compound the calculated impairment impact on our indefinite-lived intangible assets.
In fiscal 2025, the Company performed quantitative assessments in testing the Knoll product brand and Muuto brand indefinite-lived intangible assets for impairment, which resulted in the carrying values of the trade names exceeding their fair values by $37.7 million, resulting in impairment charges.
In fiscal 2024, the Company performed quantitative assessments in testing the Knoll product brand and Muuto brand indefinite-lived intangible assets for impairment, which resulted in the carrying values of the trade names exceeding their fair values by $16.8 million, resulting in impairment charges.
If the estimated cash flows related to the Company's indefinite-lived intangibles were to decline in future periods, the Company may need to record additional impairment charges.
We performed our annual quantitative impairment test as of March 31, 2026. Subsequently, we performed a qualitative assessment from April 1, 2026 to May 30, 2026 to determine if any triggering events occurred. No such events were identified.
Long-lived Assets
The Company evaluates other long-lived assets and acquired business units for indicators of impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. If such indicators are present, the future undiscounted cash flows attributable to the asset group are compared to the carrying value of the asset or asset group. The judgments regarding the existence of impairment are based on market conditions, operational performance, and estimated future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded to adjust the asset to its estimated fair value. As of and for the year ended May 30, 2026 we have not identified any asset groups where the estimated undiscounted future cash flows are not in excess of their carrying values.
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
                                             40

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

                                             41

Item 7A Quantitative and Qualitative Disclosures About Market Risk
The Company manufactures, markets, and sells its products throughout the world and, as a result, is subject to changing economic conditions, which could reduce the demand for its products or increase the demand for components and raw materials purchased by the Company.
Direct Material Costs
The Company is exposed to risks arising from price changes for certain direct materials and assembly components used in its operations. The largest of such costs incurred by the Company are for steel, plastics, textiles, wood particleboard and aluminum components. The impact from changes in all commodity prices increased the Company's costs by approximately $0.9 million during fiscal 2026 compared to the prior year primarily due to increased steel costs. The impact from changes in commodity prices decreased the Company's costs by approximately $5.7 million during fiscal 2025 as compared to fiscal 2024. Note that these changes include the impact of tariffs on the Company's direct material costs.
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
As of May 30, 2026, the Company had outstanding 18 forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies.

(In millions of local currency,, except number of forward contracts)
Net Asset Exposure
Currency	Number of Forward Contracts	Net Exposure
USD	3	45.7
CAD	2	9.1
EUR	1	0.5
GBP	1	3.0
JPY	1	857.3

Net Liability Exposure
Currency	Number of Forward Contracts	Net Exposure
GBP	6	62.6
EUR	2	6.0
DKK	1	25.6
USD	1	24.2
                                             42

As of May 31, 2025, the Company had outstanding 21 forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies.

(In millions of local currency, except number of forward contracts)
Net Asset Exposure
Currency	Number of Forward Contracts	Net Exposure
USD	10	91.5
EUR	3	38.0
CNY	1	24.0

Net Liability Exposure
Currency	Number of Forward Contracts	Net Exposure
USD	6	34.5
EUR	1	1.1
The cost of the foreign currency hedges and remeasuring all foreign currency transactions into the appropriate functional currency resulted in a net loss of $0.9 million in fiscal 2026 compared to a net loss of $6.1 million in fiscal 2025 included in net earnings. These amounts are included in Other expense (income), net in the Consolidated Statements of Comprehensive Income. Additionally, the cumulative effect of translating the balance sheet and income statement accounts from the functional currency into the United States dollar increased the accumulated comprehensive loss component of total stockholders' equity by $19.6 million compared to an increase of $35.1 million as of the end of fiscal 2026 and 2025, respectively.
Interest Rate Risk
The Company enters into interest rate swap agreements to manage its exposure to interest rate changes and its overall cost of borrowing. The Company's interest rate swap agreements were entered into to exchange variable rate interest payments for fixed rate payments over the life of the agreement without the exchange of the underlying notional amounts. The notional amount of the interest rate swap agreements is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense. As of May 30, 2026, the Company had $299.0 million of borrowings under the revolving credit facility and term loans which were not covered by the interest rate swap agreements. Based on the Company's variable-rate debt balance outstanding at May 30, 2026, a hypothetical 100 basis point change in the applicable interest rates would have an estimated $3.0 million annual impact on the interest expense incurred by the Company.
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
                                             43

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
The fair market value of the effective interest rate swap instruments was a net asset of $16.2 million and $26.1 million as of May 30, 2026, and May 31, 2025, respectively. All cash flows related to the Company's interest rate swap instruments are denominated in U.S. Dollars. For further information, refer to Note 5 and Note 11 of the Consolidated Financial Statements.
Expected cash outflows (notional amounts) over the next five years related to debt instruments are as follows.

(In millions)	2027	2028	2029	2030	2031	Total(1)
Long-Term Debt Instruments:
Interest rate 1.650%(2)	$575.0	$—	$—	$—	$—	$575.0
Interest rate 1.910%(2)	$—	$150.0	$—	$—	$—	$150.0
Interest rate 2.348%(2)	$—	$75.0	$—	$—	$—	$75.0
Interest rate 3.950%(2)	$—	$—	$150.0	$—	$—	$150.0
Interest rate 3.380%(2)	$—	$—	$—	$200.0	$—	$200.0
(1) Amount does not include the recorded fair value of the swap instruments.
(2) The Company's revolving credit facility and Term Loans have a variable interest rate, but due to the interest rate swaps, the rate on $150.0 million, $75.0 million, $575.0 million $150.0 million and $200.0 million will be fixed at 1.91%, 2.348%, 1.65%, 3.95% and 3.380%, respectively.
                                             44

Item 8 Financial Statements and Supplementary Data
MillerKnoll, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended
(In millions, except per share data)	May 30, 2026	May 31, 2025	June 1, 2024
Net sales	$3,841.7	$3,669.9	$3,628.4
Cost of sales	2,352.9	2,247.3	2,208.9
Gross margin	1,488.8	1,422.6	1,419.5
Operating expenses:
Selling, general and administrative	1,178.3	1,133.5	1,112.1
Impairment charges	—	130.0	16.8
Restructuring expenses	11.9	14.8	30.8
Design and research	100.3	93.8	92.6
Total operating expenses	1,290.5	1,372.1	1,252.3
Operating earnings	198.3	50.5	167.2
Interest expense	69.9	76.7	76.2
Interest and other investment income	(4.1)	(5.4)	(6.1)
Other expense (income), net	4.3	1.1	(2.6)
Earnings (loss) before income taxes and equity income	128.2	(21.9)	99.7
Income tax expense	32.4	11.6	14.7
Equity (loss) earnings from nonconsolidated affiliate, net of tax	(0.1)	0.3	(0.4)
Net earnings (loss)	95.7	(33.2)	84.6
Net earnings attributable to redeemable noncontrolling interests	4.2	3.7	2.3
Net earnings (loss) attributable to MillerKnoll, Inc.	$91.5	$(36.9)	$82.3

Earnings (loss) per share - basic	$1.33	$(0.54)	$1.12
Earnings (loss) per share - diluted	1.32	(0.54)	1.11

Other comprehensive income, net of tax
Foreign currency translation adjustments	19.6	35.1	8.3
Pension and post-retirement liability adjustments	0.2	2.4	(9.5)
Unrealized (loss) gain on interest rate swap agreement	(7.1)	(26.8)	3.6
Other comprehensive income, net of tax	12.7	10.7	2.4
Comprehensive income (loss)	108.4	(22.5)	87.0
Comprehensive income attributable to redeemable noncontrolling interests	4.2	3.7	2.3
Comprehensive income (loss) attributable to MillerKnoll, Inc.	$104.2	$(26.2)	$84.7
                                             45

MillerKnoll, Inc.
Consolidated Balance Sheets

(In millions, except share and per share data)	May 30, 2026	May 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$167.7	$193.7
Accounts receivable, net of allowances of $8.4 and $9.3	357.4	350.2
Unbilled accounts receivable	18.3	26.9
Inventories, net	488.4	447.5
Prepaid expenses	88.7	74.6
Other current assets	16.7	15.8
Total current assets	1,137.2	1,108.7
Property and equipment, net of accumulated depreciation of $1,221.3 and $1,142.7	511.3	496.1
Right of use assets	445.9	411.2
Goodwill	1,161.3	1,152.4
Indefinite-lived intangibles	435.3	432.5
Other amortizable intangibles, net of accumulated amortization of $304.1 and $265.4	214.0	247.5
Other noncurrent assets	95.5	101.8
Total Assets	$4,000.5	$3,950.2

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$279.1	$271.3
Short-term borrowings and current portion of long-term debt	25.1	16.0
Accrued compensation and benefits	93.8	92.5
Short-term lease liability	82.0	72.0
Accrued warranty	16.7	16.8
Customer deposits	89.7	102.5
Other accrued liabilities	134.7	132.7
Total current liabilities	721.1	703.8
Long-term debt	1,260.6	1,310.6
Pension and post-retirement benefits	7.0	7.1
Lease liabilities	433.8	413.4
Accrued warranty	52.6	52.8
Other liabilities	119.5	127.4
Total Liabilities	2,594.6	2,615.1
Redeemable noncontrolling interests	63.3	59.3
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 68,180,011 and 67,804,913 shares issued and outstanding in 2026 and 2025, respectively)	13.6	13.6
Additional paid-in capital	694.3	679.1
Retained earnings	704.0	665.1
Accumulated other comprehensive loss	(69.3)	(82.0)
Total Stockholders' Equity	1,342.6	1,275.8
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders' Equity	$4,000.5	$3,950.2
                                             46

MillerKnoll, Inc.
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	MillerKnoll, Inc. Stockholders' Equity
(In millions, except share and per share data)	Shares	Amount
June 3, 2023	75,698,670	$15.1	$836.5	$676.1	$(95.1)	$1,432.6
Net earnings	—	—	—	82.3	—	82.3
Other comprehensive income, net of tax	—	—	—	—	2.4	2.4
Stock-based compensation expense	(983)	—	20.7	—	—	20.7
Exercise of stock options	74,096	—	1.7	—	—	1.7
Restricted and performance stock units released	457,965	0.1	0.9	—	—	1.0
Employee stock purchase plan issuances	139,211	0.1	2.9	—	—	3.0
Repurchase and retirement of common stock	(6,022,646)	(1.2)	(138.2)	—	—	(139.4)
Director's fees	31,379	—	0.8	—	—	0.8
Redemption Value Adjustment	—	—	—	34.5	—	34.5
Dividends declared ($0.75 per share)	—	—	—	(55.0)	—	(55.0)
Other	—	—	—	0.5	—	0.5
June 1, 2024	70,377,692	$14.1	$725.3	$738.4	$(92.7)	$1,385.1
Net (loss)	—	—	—	(36.9)	—	(36.9)
Other comprehensive income, net of tax	—	—	—	—	10.7	10.7
Stock-based compensation expense	—	—	31.8	—	—	31.8
Exercise of stock options	95,901	—	1.9	—	—	1.9
Restricted and performance stock units released	417,843	0.1	1.4	—	—	1.5
Employee stock purchase plan issuances	155,758	0.1	2.9	—	—	3.0
Repurchase and retirement of common stock	(3,291,176)	(0.7)	(84.9)	—	—	(85.6)
Deferred stock unit	508	—	—	—	—	—
Director's fees	48,387	—	1.1	—	—	1.1
Redemption Value Adjustment	—	—	—	16.4	—	16.4
Dividends declared ($0.75 per share)	—	—	—	(52.3)	—	(52.3)
Other	—	—	(0.4)	(0.5)	—	(0.9)
May 31, 2025	67,804,913	$13.6	$679.1	$665.1	$(82.0)	$1,275.8
Net earnings	—	—	—	91.5	—	91.5
Other comprehensive income, net of tax	—	—	—	—	12.7	12.7
Stock-based compensation expense	—	—	26.0	—	—	26.0
Exercise of stock options	23,453	—	0.4	—	—	0.4
Restricted and performance stock units released	1,089,404	0.2	1.3	—	—	1.5
Employee stock purchase plan issuances	174,824	—	2.6	—	—	2.6
Repurchase and retirement of common stock, including excise tax	(965,907)	(0.2)	(16.1)	—	—	(16.3)
Director's fees	53,324	—	1.0	—	—	1.0
Redemption Value Adjustment	—	—	—	(0.9)	—	(0.9)
Dividends declared ($0.75 per share)	—	—	—	(52.4)	—	(52.4)
Other	—	—	—	0.7	—	0.7
May 30, 2026	68,180,011	$13.6	$694.3	$704.0	$(69.3)	$1,342.6

                                             47

MillerKnoll, Inc.
Consolidated Statements of Cash Flows

	Year Ended
(In millions)	May 30, 2026	May 31, 2025	June 1, 2024
Cash Flows from Operating Activities:
Net earnings (loss)	$95.7	$(33.2)	$84.6
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation expense	110.3	102.6	117.5
Amortization expense	38.0	37.9	37.6
Deferred taxes	(11.6)	(45.0)	(38.8)
Pension contributions	(0.9)	(0.3)	(1.8)
Loss on extinguishment of debt	8.0	—	—
Impairment charges	—	130.0	16.8
Restructuring expenses	1.9	14.8	30.8
Stock-based compensation	26.0	31.8	20.7
Amortization of deferred financing costs	2.7	4.6	4.6
Bad debt expense	1.6	5.1	3.3
Operating leases	(4.3)	4.7	(4.3)
(Increase) decrease in long-term assets	(0.6)	2.0	2.4
Changes in current assets and liabilities:
Decrease (increase) in accounts receivable & unbilled accounts receivable	1.2	(41.9)	35.2
(Increase) decrease in inventories	(37.5)	(16.9)	59.0
(Increase) decrease in prepaid expenses and other	(13.9)	(13.9)	25.6
Increase (decrease) in accounts payable	1.7	26.7	(28.9)
(Decrease) increase in accrued liabilities	(14.0)	1.0	(7.5)
Other, net	(4.4)	(0.7)	(4.5)
Net Cash Provided by Operating Activities	199.9	209.3	352.3

Cash Flows from Investing Activities:
Advances of notes receivable	—	(3.3)	(14.7)
Collection of notes receivable	6.9	6.8	2.8
Capital expenditures	(122.3)	(107.6)	(78.4)
Proceeds from sale of property	0.2	6.5	—
Proceeds from the sale of equity method investment	—	—	3.5
Other, net	(0.4)	(3.3)	0.5
Net Cash Used in Investing Activities	(115.6)	(100.9)	(86.3)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, net of discounts	561.8	123.1	—
Payments of deferred financing costs	(2.2)	(0.3)	—
Repayments of long-term debt	(631.3)	(75.7)	(31.3)
Proceeds from credit facility	1,107.5	1,101.8	833.2
Repayments of credit facility	(1,129.1)	(1,163.5)	(869.9)
Proceeds from securitization facility	113.1	—	—
Repayments to securitization facility	(70.2)	—	—
Dividends paid	(51.1)	(51.7)	(55.6)
Common stock issued	4.5	6.0	5.9
Common stock repurchases and payments for taxes related to net share settlement of equity awards	(16.3)	(84.9)	(138.2)
Distribution to noncontrolling interest	(3.1)	(4.4)	(2.8)
Other, net	(0.6)	(0.7)	(0.1)
Net Cash Used in Financing Activities	(117.0)	(150.3)	(258.8)
Effect of exchange rate changes on cash and cash equivalents	6.7	5.2	(0.3)
Net (Decrease) Increase In Cash and Cash Equivalents	(26.0)	(36.7)	6.9
Cash and cash equivalents, Beginning of Year	193.7	230.4	223.5
Cash and Cash Equivalents, End of Year	$167.7	$193.7	$230.4

                                             48

Notes to the Consolidated Financial Statements
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
MillerKnoll is a collective of dynamic brands that comes together to design the world we live in. A global leader in design, MillerKnoll includes Herman Miller® and Knoll®, as well as Colebrook Bosson Saunders, Design Within Reach®, Edelman®, FilzFelt®, Geiger®, HAY®, Holly Hunt®, KnollTextiles®, Maharam®, Muuto®, NaughtOne®, and Spinneybeck®. Combined, MillerKnoll represents over 100 years of design research and exploration in service of humanity. The Company is united by a belief in design as a tool to create positive impact and shape a more sustainable, caring, and beautiful future for all people and the planet.
Fiscal Year
The Company's fiscal year ends on the Saturday closest to May 31. The fiscal year ended May 30, 2026, the fiscal year ended May 31, 2025, and the fiscal year ended June 1, 2024 all contained 52 weeks.
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
The financial statement impact of gains and losses resulting from remeasuring foreign currency transactions into the appropriate functional currency resulted in a net loss of $0.9 million, $6.1 million, and $3.0 million for the fiscal years ended May 30, 2026, May 31, 2025, and June 1, 2024, respectively. These amounts are included in Other expense (income), net in the Consolidated Statements of Comprehensive Income.
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
                                             50

provide deposits, letters of credit or other credit enhancement measures. Some sales contracts are structured such that the customer payment or obligation is direct to the Company. In those cases, the Company may assume the credit risk. Whether from dealers or customers, the Company's trade credit exposures are not concentrated with any particular entity.
Inventories
Inventories are valued at the lower of cost or net realizable value and include material, labor and overhead. The Company establishes reserves for excess and obsolete inventory based on prevailing circumstances and judgment for consideration of current events, such as economic conditions, that may affect inventory. The reserve required to record inventory at lower of cost or net realizable value may be adjusted in response to changing conditions, however inventory cannot be subsequently written back up, since the reserve establishes a new (lower) cost basis. The Company recorded inventory reserves reducing finished goods, raw materials, and work in process of $55.2 million and $49.6 million as of May 30, 2026 and May 31, 2025, respectively, to adjust for excess and obsolete inventory. Inventory cost is primarily determined using the first in, first out (FIFO) method. Further information on the Company's recorded inventory balances can be found in Note 4 of the Consolidated Financial Statements.
Goodwill and Indefinite-lived Intangible Assets
The changes in the carrying amount of goodwill, by reporting segment, are as follows:

(In millions)	North America Contract(1)	International Contract	Global Retail(2)	Total
Balance at June 1, 2024	$584.3	$154.0	$488.0	$1,226.3
Impairment charges	—	—	(92.3)	(92.3)
Foreign currency translation adjustments	6.5	5.1	6.8	18.4
Balance at May 31, 2025	$590.8	$159.1	$402.5	$1,152.4
Foreign currency translation adjustments	4.3	1.3	3.3	8.9
Balance at May 30, 2026	$595.1	$160.4	$405.8	$1,161.3
(1) North America Contract segment had accumulated goodwill impairments of $36.7 million as of May 30, 2026, May 31, 2025, and June 1, 2024.
(2) Global Retail segment had accumulated goodwill impairments of $181.1 million as of May 30, 2026, and May 31, 2025, and $88.8 million as of June 1, 2024.

                                             51

Other indefinite-lived assets included in the Consolidated Balance Sheets consist of the following:

(In millions)	Indefinite-lived Intangible Assets
Balance at June 1, 2024	$465.5
Impairment charges	(37.7)
Foreign currency translation adjustments	4.7
Balance at May 31, 2025	$432.5
Foreign currency translation adjustments	2.8
Balance at May 30, 2026	$435.3
Goodwill
Goodwill is tested for impairment at the reporting unit level annually on March 31, or more frequently, when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. When testing goodwill for impairment, the Company may first assess qualitative factors. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is performed. The Company may also elect to bypass the qualitative testing and proceed directly to the quantitative testing. If the quantitative testing indicates that goodwill is impaired, the carrying value of goodwill is written down to fair value.
During the fourth quarter of the current year, the Company performed its annual impairment assessment. For the current year, the Company elected to take a quantitative valuation approach for all four reporting units.
The Company used a weighting of the income and market approaches to estimate the fair value of our reporting units. These approaches are based on a discounted cash flow analysis and observable comparable company information that use several inputs, including:
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
The Company employed a market-based approach in selecting the discount rate used in our analysis. The discount rate selected represents the market rate of return equal to what the Company believes a market participant would expect to achieve on investments of similar size to each reporting unit.
In completing the goodwill impairment test, the respective fair values were estimated using discount rates ranging from 13.5% to 16.5% and a long-term growth rate of 2.5%. While no impairment was recognized in the current year, the International Contract, Global Retail and Coverings reporting units remain sensitive to changes in key assumptions, including projected revenue growth, operating margins, and discount rates. Management will continue to monitor these reporting units, as adverse changes in market conditions or operating performance could result in future impairment charges. We performed our annual quantitative impairment test as of March 31, 2026. Subsequently, we performed a qualitative assessment from April 1, 2026 to May 30, 2026 to determine if any triggering events occurred. No such events were identified.
During the third quarter of fiscal 2025, management identified impairment triggering events resulting from lower-than-expected operating performance and, accordingly, performed a quantitative goodwill impairment assessment for each reporting unit. As a result, the Company recognized non-cash goodwill impairment charges of $30.1 million and $62.2 million related to the Global Retail and Holly Hunt reporting units, respectively. This impairment was driven primarily by reduced sales and profitability projections, as well as higher discount rates. Additionally, in connection with a third-quarter organizational realignment that modified the Company's reportable segments and reporting units, goodwill was reassigned using a relative fair value approach. This resulted in the transfer of $26.1 million from the Americas Contract reporting unit to International Contract and the reassignment of the remaining $33.0 million of Holly Hunt goodwill to the Global Retail reporting unit. Following this reorganization, the Company's reporting units consisted of North America Contract, International Contract, Global Retail, and Coverings.
                                             52

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
During the fourth quarter of fiscal year 2026 the Company performed its annual test of the indefinite-lived intangible assets. The Company performed qualitative tests over all of the indefinite-lived intangible assets, with the exception of the Knoll, Muuto, and Holly Hunt trade name assets. The Company elected to perform quantitative tests over these assets due to the history of recent impairments and corresponding expectation that there was little cushion between the fair values and carrying values of these assets. As a result of the qualitative and quantitative test over indefinite-lived intangible assets, we concluded there were no impairments in the current year.
In performing quantitative assessments, we estimate the fair value of these intangible assets using the relief-from-royalty method which requires assumptions related to:
•actual and forecasted revenue growth rates,
•assumed royalty rates that could be payable if we did not own the trademark, and
•a market participant discount rate based on a weighted-average cost of capital.
In the current year assessment, the respective fair values were estimated using discount rates ranging from 12.7% to 13.0%, royalty rates ranging from 2.0% to 4.5% and long-term growth rates ranging from 2.5% to 3.0%. The Company’s estimates of the fair value of its indefinite-lived intangible assets are sensitive to changes in the key assumptions above as well as projected financial performance. If the estimated cash flows related to the Company's indefinite-lived intangibles were to decline in future periods, the Company may need to record impairment charges.
In fiscal 2025, the Company performed quantitative assessments in testing the Knoll product brand and Muuto brand indefinite-lived intangible assets for impairment, which resulted in the carrying values of the trade names exceeding their fair values by $37.7 million, resulting in impairment charges.
In fiscal 2024, the Company performed quantitative assessments in testing the Knoll product brand and Muuto brand indefinite-lived intangible assets for impairment, which resulted in the carrying values of the trade names exceeding their fair values by $16.8 million, resulting in impairment charges. We performed our annual quantitative impairment test as of March 31, 2026. Subsequently, we performed a qualitative assessment from April 1, 2026 to May 30, 2026 to determine if any triggering events occurred. No such events were identified.
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
The following table summarizes our property as of the dates indicated:

(In millions)	May 30, 2026	May 31, 2025
Land and improvements	$56.6	$56.3
Buildings and improvements	456.2	407.2
Machinery and equipment	1,150.5	1,107.3
Construction in progress	69.3	68.0
Accumulated depreciation	(1,221.3)	(1,142.7)
Property and equipment, net	$511.3	$496.1
As of the end of fiscal 2026, outstanding commitments for future capital purchases approximated $82.1 million.
                                             53

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

	May 30, 2026
(In millions)	Patent and Trademarks	Customer Relationships	Designs and Patterns	Backlog	Other	Total
Gross carrying value	$67.7	$366.3	$42.9	$28.6	$12.6	$518.1
Accumulated amortization	56.0	188.4	19.4	28.6	11.7	304.1
Net	$11.7	$177.9	$23.5	$—	$0.9	$214.0

	May 31, 2025
	Patent and Trademarks	Customer Relationships	Designs and Patterns	Backlog	Other	Total
Gross carrying value	$65.2	$362.8	$42.6	$28.5	$13.8	$512.9
Accumulated amortization	52.1	157.8	15.9	28.5	11.1	265.4
Net	$13.1	$205.0	$26.7	$—	$2.7	$247.5
The Company amortizes these assets over their remaining useful lives using the straight-line method over periods ranging from 3 years to 20 years, or on an accelerated basis, to reflect the expected realization of the economic benefits. It is estimated that the weighted-average remaining useful life of the patents and trademarks is approximately 1.5 years and the weighted-average remaining useful life of the customer relationships is 6.7 years.
Estimated amortization expense on existing amortizable intangible assets as of May 30, 2026, for each of the succeeding five fiscal years, is as follows:

(In millions)
2027	$35.6
2028	$30.9
2029	$25.9
2030	$20.0
2031	$20.0
In the first quarter of fiscal 2025, the decision was made to cease the use of certain leased locations resulting in impairment charges of $17.4 million related to the right of use assets associated with these locations.
The table below provides information related to the impairments recognized in fiscal 2026 and fiscal 2025. These charges are included in "Selling, general and administrative" within the Consolidated Statements of Comprehensive Income.

(In millions)	May 30, 2026	May 31, 2025
Property and equipment	$—	$—
Right of use asset	—	17.4
Total	$—	$17.4
Self-Insurance
The Company is partially self-insured for general liability, workers' compensation and certain employee health and dental benefits under insurance arrangements that provide for third-party coverage of claims exceeding the Company's loss retention levels. The Company's health benefit and auto liability retention levels do not include an aggregate stop loss policy. The Company's retention levels designated within significant insurance arrangements as of May 30, 2026, are as follows:
                                             54

(In millions)	Retention Level (per occurrence)
General liability	$1.00
Automobile liability	$1.00
Workers' compensation	$0.75
Health benefit	$0.70
The Company maintains self-insurance programs for certain general liability, automobile liability, workers' compensation, and health benefit exposures. Liabilities associated with these programs are estimated using actuarial methods and are included in Other liabilities in the Consolidated Balance Sheets. As of May 30, 2026, and May 31, 2025, the related accrued liabilities were $13.0 million and $13.1 million, respectively.
The Company recognized employee health benefit expense of $59.3 million, $54.0 million, and $52.8 million for the years ended May 30, 2026, May 31, 2025, and June 1, 2024, respectively. Workers' compensation expense totaled $1.6 million, $3.4 million, and $2.5 million for the years ended May 30, 2026, and May 31, 2025, and June 1, 2024.
The actuarial valuations are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as legal actions, medical costs, payment lag times and changes in actual experience could cause these estimates to change.
Research, Development and Other Related Costs
Research, development, pre-production and start-up costs are expensed as incurred. Research and development ("R&D") costs consist of expenditures incurred during the course of planned research and investigation aimed at discovery of new knowledge useful in developing new products or processes. R&D costs also include the enhancement of existing products or production processes and the implementation of such through design, testing of product alternatives or construction of prototypes. R&D costs included in Design and research expense in the accompanying Consolidated Statements of Comprehensive Income were $66.7 million, $60.7 million and $62.0 million, in fiscal 2026, 2025, and 2024, respectively.
Royalty payments made to designers of the Company's products as the products are sold are variable costs based on product sales. These expenses totaled $33.6 million, $33.1 million and $30.6 million in fiscal years 2026, 2025 and 2024 respectively. They are included in Design and research expense in the accompanying Consolidated Statements of Comprehensive Income.
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
The Company's contracts with customers include master agreements and certain other forms of contracts, which do not reach the level of a performance obligation until a purchase order is received from a customer. At the point in time that a purchase order under a contract is received by the Company, the collective group of documents represent an enforceable contract between the Company and the customer. While certain customer contracts may have a duration of greater than a year, all purchase orders are less than a year in duration. As of May 30, 2026, all unfulfilled performance obligations are expected to be fulfilled in the next twelve months.
Variable consideration exists within certain contracts that the Company has with customers. We offer various sales incentive programs to our customers, such as rebates and discounts. These programs are adjustments to the selling price and are therefore characterized as variable consideration and recorded as a reduction to net sales. When variable consideration is present, we estimate the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. These estimates require estimating future customer sales volumes and rebate percentages.
Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Adjustments to net sales from changes in variable consideration related to performance obligations completed in previous periods are not material to the Company's financial statements.
The Company accounts for shipping and handling activities as fulfillment activities and these costs are accrued within Cost of sales at the same time revenue is recognized. The Company does not record Net sales and Cost of sales for sales tax, value added tax or other taxes that are collected on behalf of government entities. The Company’s revenue is recorded net of these
                                             55

taxes as they are passed through to the relevant government entities. The Company has recognized incremental costs to obtain a contract as an expense when incurred as the amortization period is less than one year. The Company has not adjusted the amount of consideration to be received for any significant financing components as the Company’s contracts have a duration of one year or less.
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
                                             56

In evaluating the Company's ability to recover deferred tax assets within the jurisdiction from which they arise, the Company considers all positive and negative evidence. These assumptions require judgment about forecasts of future taxable income.
The Organisation for Economic Cooperation and Development ("OECD") has issued new regulations in connection with a global minimum tax regime ("Pillar Two") which is part of the OECD’s broader plan to mitigate tax base erosion and profit shifting by large multinational enterprises ("MNE"). The Pillar Two regulations are effective for income tax years commencing after January 1, 2024 and will apply to MNEs with revenues of at least EUR 750 million. Under the provisions, qualifying MNE groups would pay a 15 percent minimum tax in each of the jurisdictions in which they operate. The Pillar Two guidance includes transitional Country-by-Country Reporting safe harbor rules which intends to mitigate the complexity and compliance for MNEs to avoid both completing a full global anti-base erosion model and paying a top-up tax for jurisdictions where they are eligible for one of three safe harbor tests: (1) de minimis; (2) simplified effective tax rate; and (3) routine profits. Based on the safe harbor calculations using both the simplified effective tax rate and de minimis rules, Pillar Two regulations did not have a material impact on our effective tax rate in fiscal 2026. We continue to monitor developments and administrative guidance related to these regulations to evaluate the potential impact in future periods.
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
                                             57

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
Recently Adopted Accounting Standards
ASU 2023-09, Income Taxes (Topic 740): Improvements to Tax Disclosures. In December 2023, the FASB issued this ASU which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The Company adopted ASU 2023-09 for the fiscal year ended May 30, 2026. The modified disclosure requirements of this ASU were applied on a prospective basis and are reflected in Note 10 Income Taxes in the accompanying notes to the consolidated statements.
Recently Issued Accounting Standards Not Yet Adopted
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
The Company internally reports and evaluates performance based on product categories. These categories include Workplace, Performance Seating, Lifestyle, and Other. A description of these categories is included below.
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
The Other category primarily consists of textiles and uncategorized product sales, and service sales.
                                             58

Revenue disaggregated by product type and reportable segment is provided in the table below:

	Year Ended
(In millions)	May 30, 2026	May 31, 2025	June 1, 2024
North America Contract:
Workplace	$1,313.7	$1,227.8	$1,188.3
Performance Seating	346.5	332.3	325.7
Lifestyle	212.1	218.5	218.2
Other	188.9	186.6	190.1
Total North America Contract	$2,061.2	$1,965.2	$1,922.3

International Contract:
Workplace	$187.7	$191.2	$189.8
Performance Seating	284.3	275.6	262.5
Lifestyle	174.5	164.8	168.0
Other	27.5	28.4	25.3
Total International Contract	$674.0	$660.0	$645.6

Global Retail:
Workplace	$8.8	$9.5	$13.7
Performance Seating	218.2	203.3	191.3
Lifestyle	877.4	830.4	854.1
Other	2.1	1.5	1.4
Total Global Retail	$1,106.5	$1,044.7	$1,060.5

Total	$3,841.7	$3,669.9	$3,628.4

MillerKnoll, Inc.:
Workplace	$1,510.2	$1,428.5	$1,391.8
Performance Seating	849.0	811.2	779.5
Lifestyle	1,264.0	1,213.7	1,240.3
Other	218.5	216.5	216.8
Total MillerKnoll, Inc.	$3,841.7	$3,669.9	$3,628.4
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

	Year Ended
(In millions)	May 30, 2026	May 31, 2025	June 1, 2024
Net sales:
United States	$2,751.8	$2,608.4	$2,570.0
International	1,089.9	1,061.5	1,058.4
Total	$3,841.7	$3,669.9	$3,628.4

                                             59

Concentration of Customers
No single dealer accounted for more than 2% of the Company's net sales in the fiscal year ended May 30, 2026. The Company estimates that the largest single end-user customer accounted for $196.8 million, $197.4 million and $180.3 million of the Company's net sales in fiscal 2026, 2025 and 2024, respectively. This represents approximately 5% of the Company's net sales in fiscal 2026, 5% in 2025, and 5% in 2024. The Company's ten largest customers in the aggregate accounted for approximately 16% of net sales in fiscal 2026, 18% of net sales in fiscal 2025, and 16% of net sales in fiscal 2024.
Contract Assets and Contract Liabilities
The Company records contract assets and contract liabilities related to its revenue generating activities. Contract assets represent the Company's rights to consideration in exchange for goods or services transferred to customers when those rights are conditioned on something other than the passage of time. Contract liabilities represent the Company's obligation to transfer goods or services to customers for which consideration has been received or is due from the customer. Receivables are recognized separately when the Company's right to consideration becomes unconditional and only the passage of time is required before payment is due. Such amounts are recorded within Accounts receivable, net in the Consolidated Balance Sheets.
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
Contract liabilities represent deposits made by customers before the satisfaction of performance obligation and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized. These customer deposits are included within Customer deposits in the Consolidated Balance Sheets. During the twelve months ended May 30, 2026, the Company recognized net sales of $89.4 million related to customer deposits that were included in the balance sheet as of May 31, 2025. During the twelve months ended May 31, 2025, the Company recognized net sales of $87.9 million related to customer deposits that were included in the balance sheet as of June 1, 2024.
3. Cash and Cash Equivalents
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
The Company’s net cash pool position consisted of the following:

(In millions)	May 30, 2026	May 31, 2025
Gross cash position	$131.9	$99.4
Less: cash borrowings	(131.2)	(98.0)
Net cash position	$0.7	$1.4
The Company holds cash equivalents as part of its cash management function. Cash equivalents include money market funds and time deposit investments with original maturities of less than three months. The carrying value of cash equivalents, which approximates fair value, totaled $31.5 million and $34.0 million as of May 30, 2026 and May 31, 2025, respectively.
All cash equivalents are high-credit quality financial instruments and the amount of credit exposure to any one financial institution or instrument is limited.
                                             60

4. Inventories

(In millions)	May 30, 2026	May 31, 2025
Finished goods and work in process	$373.5	$329.5
Raw materials	114.9	118.0
Total	$488.4	$447.5
5. Short-Term Borrowings and Long-Term Debt
Long-term debt consisted of the following obligations:

(In millions)	May 30, 2026	May 31, 2025
Syndicated revolving line of credit, due April 2030	$309.2	$330.8
Term Loan A, 5.3703%, due April 2030	392.5	400.0
Term Loan B, 5.6203%, due August 2032	547.3	603.1
Accounts Receivable Securitization Facility, 4.6950% due September 2028	42.9	—
Supplier financing program	1.8	2.0
Finance lease liability	0.9	1.1
Total debt	$1,294.6	$1,337.0
Less: Unamortized discount and issuance costs	(8.9)	(10.4)
Less: Current debt	(25.1)	(16.0)
Long-term debt	$1,260.6	$1,310.6
In connection with the acquisition of Knoll, in July 2021, the Company entered into a credit agreement that provided for a syndicated revolving line of credit (the "Revolver") and two term loans. The Revolver provided the Company with up to $725.0 million in revolving variable interest borrowing capacity. The term loans consisted of a five-year senior secured "Term Loan A" facility with an aggregate principal amount of $400.0 million and a seven-year senior secured "Term Loan B" facility with an aggregate principal amount of $625.0 million.
In April 2025, the Company entered into an amendment to the Credit Agreement. Amended terms for the Revolver and Term Loan A included extending the maturity to April 2030, a new amortization schedule of required quarterly principal payments for Term Loan A, and a higher maximum first lien secured net leverage ratio with no step down. At the time of the amendment, the outstanding principal balance of Term Loan A had been reduced below its original principal amount of $400.0 million through scheduled repayments. In connection with the amendment, the Company increased borrowings under Term Loan A to $400.0 million and used the additional proceeds to reduce the outstanding Revolver balance. The Revolver continues to be a $725.0 million facility.
In August 2025, the Company entered into an amendment to the Credit Agreement. Amended terms for Term Loan B include extending the maturity to August 2032, a new amortization schedule of required quarterly principal payments for Term Loan B, and the elimination of the credit spread adjustment for Term Loan B that was added to accommodate the LIBOR to SOFR benchmark transition. The Company reduced the amount borrowed on Term Loan B to $550.0 million. This amendment was accounted for as a debt extinguishment, and the remaining unamortized debt issuance costs of $7.8 million from the original Term Loan B issuance were written off as an expense and recorded within Other expense (income), net on the Consolidated Statements of Comprehensive Income. Debt issuance costs and discounts are deferred and amortized to interest expense over the term of the related debt using the effective interest method. These costs are presented as a direct deduction from the carrying amount of the related debt liability on the Consolidated Balance Sheets.
In February 2026, the Company entered into an amendment to the Credit Agreement. The amendment revised the applicable margin which is part of the stated interest rate applicable to borrowings under the Term Loan B facility. All other material terms remained consistent with those of the Term Loan B Facility executed in August 2025. Unamortized debt issuance costs of $0.2 million were written off as an expense during the quarter and recorded within Other expense (income), net on the Consolidated Statements of Comprehensive Income.
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

                                             61

Excluding cash flows related to the refinancing of debt that occurred during the year ended May 30, 2026, the Company made aggregate principal payments of $7.5 million and $4.3 million on Term Loan A and B, respectively. During the year ended May 31, 2025, the Company made aggregate principal payments of $35.0 million and $6.3 million on Term Loan A and B, respectively. The Company made interest payments of $62.9 million, $69.1 million, and $70.6 million for the years ended May 30, 2026, May 31, 2025, and June 1, 2024, respectively.
Available borrowings under the syndicated revolving line of credit were as follows for the periods indicated:

(In millions)	May 30, 2026	May 31, 2025
Syndicated revolving line of credit borrowing capacity	$725.0	$725.0
Less: Borrowings under the syndicated revolving line of credit	309.2	330.8
Less: Outstanding letters of credit	11.8	12.0
Available borrowings under the syndicated revolving line of credit	$404.0	$382.2
The senior secured revolving credit facility restricts, without prior consent, the Company's borrowings, capital leases, investments, liens, mergers, consolidations, restricted payments, and the sale of certain assets. In addition, for the Revolver and Term Loan A, the Company agreed to a maximum first lien secured net leverage ratio covenant which is measured by the ratio of first lien debt (less unrestricted cash) to trailing four quarter adjusted consolidated EBITDA (as defined in the credit agreement) and is required to be less than 4.00:1 for each trailing four quarter period except that the Company may elect, under certain conditions, a step-up in the covenant level of 0.50-1.00 for the four subsequent trailing four quarter periods immediately following a permitted acquisition. Adjusted EBITDA is generally defined in the credit agreement as EBITDA adjusted by certain items which include non-cash share-based compensation, non-recurring restructuring costs and extraordinary items. At May 30, 2026 the Company was in compliance with these restrictions and performance ratios.
At May 30, 2026, aggregate annual maturities and scheduled payments of long-term debt are as follows:

(In millions)
2027	$25.1
2028	25.8
2029	76.2
2030	642.2
2031	5.5
Thereafter	519.8
Total	$1,294.6
Accounts Receivable Securitization Facility
In September 2025, the Company entered into a three-year accounts receivable securitization facility (the "Facility"), scheduled to terminate September 2028, in the aggregate amount of up to $90.0 million. Under the terms of the Facility, the Company sells, on a revolving basis, certain accounts receivables to MillerKnoll Receivables LLC, a direct wholly-owned, bankruptcy-remote special purpose entity (the "SPE") of the Company that, in turn, uses the receivables to secure the borrowings, the proceeds of which will be used for general working capital purposes. The SPE is included in the Consolidated Financial Statements and therefore the accounts receivable owned by it are included in our Consolidated Balance Sheets. However, the accounts receivable owned by the SPE are separate and distinct from our other assets and are not available to other creditors should the Company become insolvent. As of May 30, 2026, the SPE held $42.9 million of accounts receivable. The securitization is treated as a secured borrowing for accounting purposes. The outstanding balance as of May 30, 2026 is reported in Long-term debt in the Consolidated Balance Sheets.
Supplier Financing Program
The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations from the Company. Under this program, participating suppliers may finance payment obligations of the Company, prior to their scheduled due dates, at a discounted price to the third-party financial institution.
The Company has lengthened the payment terms for certain suppliers that have chosen to participate in the program. As a result, certain amounts due to suppliers have payment terms that are longer than standard industry practice and as such, these amounts have been excluded from "Accounts payable" in the Consolidated Balance Sheets as the amounts have been accounted for by the Company as a current debt, within "Short-term borrowings and current portion of long-term debt". The liability related to the supplier financing program was $1.8 million as of May 30, 2026 and $2.0 million as of May 31, 2025.
                                             62

6. Leases
The Company has leases for retail stores, showrooms, manufacturing facilities, warehouses and vehicles, which expire at various dates through 2042. Certain lease agreements include contingent rental payments based on per unit usage over a contractual amount and others include rental payments adjusted periodically for inflationary indexes.
The Company's lease costs recognized in the Consolidated Statements of Comprehensive Income consist of the following:

	Year Ended	Year Ended
(In millions)	May 30, 2026	May 31, 2025
Operating lease costs	$96.3	$90.7
Short-term lease costs	4.6	5.2
Variable lease costs	16.5	16.7
Total	$117.4	$112.6
The Company has financing lease agreements that expire from fiscal 2027 to fiscal 2030. As of May 30, 2026, the Company had financing lease liabilities of $0.9 million. The leases have initial lease terms that range from 3 to 6 years, with certain agreements containing renewal options.
The undiscounted annual future minimum lease payments related to the Company's right-of-use assets are summarized by fiscal year in the following table:

(In millions)
2027	$111.8
2028	100.0
2029	89.9
2030	82.5
2031	70.6
Thereafter	166.8
Total lease payments*	$621.6
Less interest	105.8
Present value of lease liabilities	$515.8
*Lease payments exclude $73.5 million of legally binding minimum lease payments for leases signed but not yet commenced.
Supplemental cash flow and other lease information as of and for periods indicated, includes (dollars in millions):

	Year Ended	Year Ended
	May 30, 2026	May 31, 2025
Weighted-average remaining lease term (in years)
Operating leases	6.6	6.6
Finance leases	2.9	3.8
Weighted-average discount rate
Operating leases	5.2%	3.6%
Finance leases	6.0%	3.3%

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$96.8	$148.5
Operating cash flows from finance leases	0.2	0.1
Financing cash flows from finance leases	0.3	0.3
ROU assets obtained in exchange for new operating lease liabilities
Operating leases	$91.5	$124.3
Finance leases	—	—
                                             63

7. Employee Benefit Plans
Pension Plan
One of the Company's wholly owned foreign subsidiaries has a defined-benefit pension plan based upon an average final pay benefit calculation. The measurement date for this plan is the last day of the fiscal year and the plan is frozen to new participants.
Prior to the end of the second quarter of fiscal 2025, the Knoll subsidiary had one domestic defined-benefit pension plan covering eligible U.S. nonunion employees. The measurement date for this plan had been the last day of the fiscal year and the plan was frozen to new participants. In the second quarter of fiscal 2025, the Company completed the termination of the defined-benefit pension plan held by the Knoll subsidiary, which was fully funded as of November 30, 2024. During the second quarter of fiscal 2025, the Company settled its obligations under the plan by providing lump-sum payments of $39.9 million to eligible participants who elected to receive them and entering into an annuity purchase contract for the remaining liability of $84.7 million. The Company recognized a pension plan termination gain of $1.5 million during the twelve months ended May 31, 2025, which represents the acceleration of unamortized net actuarial losses previously included within accumulated other comprehensive income. The gain was recorded in Other (income) expense, net within our Consolidated Statements of Comprehensive Income.
Benefit Obligations and Funded Status
The following table presents, for the fiscal years noted, a summary of the changes in the projected benefit obligation, plan assets and funded status of the Company's pension plans:

(In millions)	2026	2025
	International	Domestic	International
Change in benefit obligation:
Benefit obligation at beginning of year	$77.9	$125.9	$81.2
Interest cost	4.1	2.7	4.3
Plan settlements	—	(123.5)	—
Foreign exchange impact	(0.1)	—	4.5
Actuarial loss (gain) (1)	1.4	(1.3)	(8.1)
Benefits paid	(3.8)	(3.8)	(4.0)
Benefit obligation at end of year	$79.5	$—	$77.9

Change in plan assets:
Fair value of plan assets at beginning of year	$87.3	$123.1	$89.3
Actual return on plan assets	6.9	6.0	(3.2)
Foreign exchange impact	—	—	4.9
Employer contributions	1.0	—	0.3
Asset reversion	—	(0.6)	—
Plan settlements	—	(123.5)	—
Actual expenses paid	—	(1.2)	—
Benefits paid	(3.8)	(3.8)	(4.0)
Fair value of plan assets at end of year	$91.4	$—	$87.3

Funded status:
Over funded status at end of year	$11.9	$—	$9.4

Components of the amounts recognized in the Consolidated Balance Sheets:
Non-current assets	$11.9	$—	$9.4

Components of the amounts recognized in Accumulated other comprehensive loss before the effect of income taxes:
Prior service cost	$0.2	$—	$0.3
Unrecognized net actuarial loss	31.3	—	31.1
Accumulated other comprehensive loss	$31.5	$—	$31.4
(1) In fiscal 2026 and 2025, the net actuarial loss (gain) includes amounts resulting from changes in actuarial assumptions utilized to calculate our benefit plan obligations such as the weighted-average discount rate.
                                             64

The accumulated benefit obligation for the Company's pension plans totaled $76.8 million and $75.3 million as of the end of fiscal 2026 and fiscal 2025, respectively.
The following table is a summary of the annual (income) cost related to the Company's pension plans:

Components of Net Periodic Benefit Costs and Other Changes Recognized in Other Comprehensive Income (Loss):
(In millions)	2026	2025		2024
	International	Domestic	International	Domestic	International
Service cost	$—	$0.9	$—	$—	$—
Interest cost	4.1	2.7	4.3	6.1	4.1
Expected return on plan assets	(6.1)	(2.0)	(5.7)	(9.1)	(5.0)
Pension plan termination gain	—	(1.5)	—	—	—
Expected administrative expenses	—	—	—	0.7	—
Amortization of prior service cost	0.1	—	0.1	—	0.1
Amortization of net loss (gain)	0.5	—	0.6	(0.1)	—
Net periodic (income) benefit cost	$(1.4)	$0.1	$(0.7)	$(2.4)	$(0.8)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
(In millions)	2026	2025
	International	Domestic	International
Net actuarial loss (gain)	$0.5	$(4.1)	$0.9
Net amortization	(0.6)	—	(0.7)
Pension plan termination gain	—	1.5	—
Total recognized in other comprehensive loss	$(0.1)	$(2.6)	$0.2
Actuarial Assumptions
The weighted-average actuarial assumptions used to determine the benefit obligation amounts and the net periodic benefit cost for the Company's pension plans are as follows:

Weighted-average assumptions used in the determination of net periodic benefit cost:
(Percentages)	2026	2025		2024
	International	Domestic	International	Domestic	International
Discount rate	5.82	5.10	5.18	5.17	5.34
Compensation increase rate	2.80	N/A	3.15	N/A	3.00
Expected return on plan assets	5.95	4.46	5.40	6.80	4.80

Weighted-average assumptions used in the determination of the projected benefit obligations:
Discount rate	5.94	N/A	5.82	5.10	5.18
Compensation increase rate	2.95	N/A	2.00	N/A	3.15
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
                                             65

The Company utilizes independent investment managers to assist with investment decisions within the overall guidelines of the investment strategy. The target asset allocation at the end of fiscal 2026 and asset categories for the Company's pension plans for fiscal 2026 and 2025 are as follows:

		Targeted Asset Allocation Percentage
Asset Category		2026	2025
		International	International
Fixed income		74%	74%
Cash		1%	1%
Common collective trusts		25%	25%
Total		100%	100%

		Percentage of Plan Assets at Year End
		2026	2025
		International	International
Fixed income		61%	63%
Cash		13%	12%
Common collective trusts		26%	25%
Total		100%	100%

	May 30, 2026
(In millions)	International
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$12.3	$—	$12.3
Foreign government obligations	—	55.5	55.5
Common collective trusts-balanced	—	23.6	23.6
Total	$12.3	$79.1	$91.4

	May 31, 2025
(In millions)	International
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$10.3	$—	$10.3
Foreign government obligations	—	54.8	54.8
Common collective trusts-balanced	—	22.2	22.2
Total	$10.3	$77.0	$87.3
Cash Flows
The Company reviews pension funding requirements to determine the contribution to be made in the next year. Actual contributions will be dependent upon investment returns, changes in pension obligations and other economic and regulatory factors. During fiscal 2026 and fiscal 2025, the Company made total cash contributions of $0.9 million and $0.3 million, respectively, to its pension plans.
The Company expects to contribute approximately $0.2 million to its pension plan in fiscal 2027. The following represents a summary of the benefits expected to be paid by the plan in future fiscal years. These expected benefits were estimated based on the same actuarial valuation assumptions used to determine benefit obligations at May 30, 2026.

(In millions)	Pension Benefits
2027	$5.5
2028	$4.2
2029	$4.9
2030	$5.4
2031	$5.8
2032 - 2036	$27.8

                                             66

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
The expense recorded for the Company's 401(k) matching and other discretionary contributions was $23.3 million, $23.1 million and $22.0 million in fiscal years 2026, 2025 and 2024, respectively.
8. Common Stock and Per Share Information
The following table details the inputs used in the calculations of basic and diluted EPS for each of the last three fiscal years:

(In millions, except shares)	2026	2025	2024
Numerator:
Numerator for both basic and diluted EPS, Net earnings (loss) attributable to MillerKnoll, Inc.	$91.5	$(36.9)	$82.3
Denominator:
Denominator for basic EPS, weighted-average common shares outstanding	68,736,117	68,977,267	73,291,939
Potentially dilutive shares resulting from stock plans	585,544	—	662,817
Denominator for diluted EPS	69,321,661	68,977,267	73,954,756
Earnings (loss) per share - basic	$1.33	$(0.54)	$1.12
Earnings (loss) per share - diluted	$1.32	$(0.54)	$1.11
Equity awards of 4,093,505 shares, 2,773,092 shares and 2,198,708 shares of common stock were excluded from the denominator for the computation of diluted earnings per share for the fiscal years ended May 30, 2026, May 31, 2025, and June 1, 2024, respectively, because they were anti-dilutive.
Common Stock
On January 16, 2019, the Company announced a share repurchase plan authorized by the Board of Directors providing for a share repurchase authorization of $250.0 million with no specified expiration date. On July 16, 2024, the Company announced that the Board of Directors approved an increase to this repurchase plan to authorize an additional $200.0 million to fund share repurchases. The approximate dollar value of shares available for purchase under the plan was $164.9 million as of May 30, 2026. During fiscal year 2026, 2025, and 2024, shares repurchased under the repurchase plan totaled 965,907, 3,291,176, and 6,022,646 shares respectively.

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
Since the inception of the employee stock purchase plan, 5,500,000 shares of common stock have been authorized for issuance and 1,276,552 shares remain available for future purchases as of May 30, 2026. At May 30, 2026, there were 19,864,945 shares authorized for issuance under active long-term incentive compensation plans: 7,182,670 and 12,682,275 shares authorized under the MillerKnoll, Inc. 2020 Long Term Incentive Plan and the MillerKnoll, Inc. 2023 Long-Term Incentive Plan (jointly referred to as the "LTIP"), respectively. There were 6,540,967 shares available for issuance under the LTIP as of May 30, 2026.
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
                                             67

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

(In millions)	May 30, 2026	May 31, 2025	June 1, 2024
Employee stock purchase program	$0.5	$0.5	$0.5
Stock options	1.5	3.5	7.7
Restricted stock units	17.7	22.6	8.7
Performance share units	6.3	5.2	3.4
Restricted stock awards	—	—	0.3
Total	$26.0	$31.8	$20.6
Tax benefit	$6.3	$7.7	$5.0
As of May 30, 2026, total pre-tax stock-based compensation cost not yet recognized related to non-vested awards was approximately $15.1 million. The weighted-average period over which this amount is expected to be recognized is 1.3 years.
General terms, activity, and valuation methodology for each of the Company's stock-based compensation plans are as follows:
Employee Stock Purchase Program
The Company has an employee stock purchase plan (“ESPP”) which allows for eligible employees to participate in the purchase of shares of the Company’s common stock at a price equal to 85% of the closing price on the date of purchase, which coincides with the last trading day of each fiscal quarter. The ESPP is considered a liability award with estimated expense recognized over the three-month offering period which is subsequently adjusted to actual expense based on the fair value as of the date of purchase. Shares of common stock purchased under the ESPP were 174,824, 155,758, and 139,211 during the fiscal years ended 2026, 2025 and 2024 respectively.
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
No stock options were granted during fiscal 2026; accordingly, no valuation assumptions are presented for that period. In fiscal 2025, there was one stock option valuation date. In fiscal 2024, there were two stock option valuation dates. Therefore, the table below has been presented with the assumptions relevant to each valuation date. The Company estimated the fair value of stock options on the date of grant using the Black-Scholes model. In determining these values, the following weighted-average assumptions were used for the options granted during the fiscal years indicated:

	2025	2024
Valuation Method	Black-Scholes	Black-Scholes
Risk-free interest rates (1)	4.53%	3.76% to 3.94%
Expected term of options (2)	5.3 years	4.9 years
Expected volatility (3)	50.33%	49.33% to 50.26%
Dividend yield (4)	3.13%	2.90% to 4.79%
Weighted-average grant-date fair value of stock options:
Granted with exercise prices equal to the fair market value of the stock on the date of grant	$8.48	$9.61
Granted with exercise prices greater than the fair market value of the stock on the date of grant	N/A	$4.94
(1) Represents term-matched, zero-coupon risk-free rate from the Treasury Constant Maturity yield curve, continuously compounded.
(2) Represents historical settlement data, using midpoint scenario with 1-year grant date filter assumption for outstanding options.
                                             68

(3) The blended volatility approach was used. 90% term-matched historical volatility from daily stock prices and 10% weighted average implied volatility from the 30 days preceding the grant date for fiscal 2025 and the 90 days preceding the grant date for fiscal 2024.
(4) Represents the quarterly dividend divided by the three-month average stock price as of January 13, 2025, July 14, 2023, and January 12, 2024 for 2025, and 2024, respectively.

The following is a summary of stock option activity during fiscal 2026:

	Shares Under Option	Weighted-Average Exercise Prices	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Term (Years)
Outstanding at May 31, 2025	4,256,929	$24.19	$—	6.5
Granted	—	—
Exercised	(23,453)	20.00
Forfeited or expired	(371,605)	22.06
Outstanding at May 30, 2026	3,861,871	24.42	—	5.3
Exercisable at end of period	3,325,611	$25.13	$—	5.0
The weighted-average remaining recognition period of the outstanding stock options at May 30, 2026, was 0.13 years. The total pre-tax intrinsic value of options exercised was $0.1 million, $0.7 million, and $0.4 million in fiscal 2026, fiscal 2025, and fiscal 2024, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value. Based on the Company's closing stock price as of the end of the period presented, the options were not in-the-money as of that date. Total cash received during fiscal 2026 from the exercise of stock options was approximately $0.5 million.
Restricted Stock Units
The Company grants time-based restricted stock units to certain key employees under its LTIP. As of the end of fiscal 2026, awards outstanding generally cliff-vest or vest ratably over a three-year service period. Prorated vesting occurs under certain circumstances and full or partial accelerated vesting occurs upon retirement. Awards granted in fiscal 2026 had a graded vesting schedule of 33%, 33%, and 33% after the first, second, and third year, respectively. Each restricted stock unit represents one equivalent share of the Company's common stock to be issued, free of restrictions, after the vesting period. Compensation expense is based on the grant-date fair value and recognized on a straight-line basis over the requisite service period. Dividend reinvestment units are credited on the dividend payable date and vest with the underlying shares. The units do not entitle participants to the rights of holders of common stock, such as voting rights, until shares are issued after vesting.
The following is a summary of restricted stock unit activity during fiscal 2026:

	Share Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Term (Years)
Outstanding at May 31, 2025	1,571,198	$25.22	$26.7	0.7
Granted	1,202,060	19.59
Forfeited	(142,564)	20.79
Released	(968,092)	26.49
Outstanding at May 30, 2026	1,662,602	$20.94	$27.4	0.9
The weighted-average remaining recognition period of the outstanding restricted stock units at May 30, 2026, was 1.31 years. The total market value of the units that vested during the twelve months ended May 30, 2026, was $18.1 million. The weighted-average grant-date fair value of restricted stock units granted during 2026, 2025, and 2024 was $19.59, $28.24, and $17.30, respectively.
Performance Stock Units
The Company grants performance-based restricted stock units, commonly referred to as performance stock units, to certain key employees under its LTIP that vest subject to the satisfaction of pre-established financial and non-financial metrics. Each performance stock unit represents one equivalent share of the Company's common stock. The number of shares of Company common stock ultimately issued in connection with these performance stock units will be determined based on attainment of the pre-established metrics over a defined three-year service period. For fiscal 2024, fiscal 2025 and fiscal 2026, this calculation is adjusted by a relative total shareholder return modifier on all performance-based awards granted. Compensation expense is recognized over the requisite service period on a straight-line basis and based on the grant-date fair value. For certain awards
                                             69

incorporating a market condition, grant-date fair value is determined using a Monte Carlo simulation. For each tranche, fair value is determined on the date performance metrics are approved. Performance stock units awarded under the LTIP do not have dividend rights.
The following is a summary of performance stock unit activity during fiscal 2026:

	Share Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Term (Years)
Outstanding at May 31, 2025	627,912	$25.29	$10.6	0.9
Granted	378,039	18.83
Forfeited	(256,956)	23.54
Released	(121,312)	20.35
Outstanding at May 30, 2026	627,683	$23.09	$10.2	1.0
The weighted-average remaining recognition period of the outstanding performance stock units at May 30, 2026, was 1.0 year. The total market value for shares vested in a prior fiscal year but deferred that were released during the twelve months ended May 30, 2026, was $0.01 million; the fair value for shares vested during the twelve months ended May 30, 2026, was $2.2 million. The weighted-average grant-date fair value of performance stock units granted during fiscal 2026, 2025, and 2024 was $18.83, $28.04, and $18.39, respectively.
Executive Deferred Compensation Plan
The MillerKnoll, Inc. Executive Equalization Retirement Plan, as amended (the "Executive Equalization Plan"), is a supplemental deferred compensation plan that was made available for salary deferrals and Company contributions beginning in January 2008. The plan is available to a select group of management or highly compensated employees who are selected for participation by the Compensation Committee of the Board of Directors. The plan allows participants to defer up to 50% of their base salary and up to 100% of their incentive cash bonus. Company contributions to the plan “mirror” the amounts the Company would have contributed to the various qualified retirement plans had the employee's compensation not been above the IRS statutory ceiling ($360,000 in 2026). The Company does not guarantee a rate of return for amounts deferred pursuant to this plan. Instead, participants make investment elections for their deferrals and Company contributions which are subject to market conditions.
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
The Company records a liability equal to the value of the related Rabbi trust assets, which is included in Other liabilities in the Company's Consolidated Balance Sheets. The recorded liability was $22.8 million and $18.0 million as of May 30, 2026 and May 31, 2025, respectively. Realized and unrealized gains and losses for investment assets other than Company common stock are recognized within the Company's Consolidated Statements of Comprehensive Income in the Interest and other investment income line item. The associated changes to the liability are recorded as compensation expense within the Selling, general and administrative line item within the Company's Consolidated Statements of Comprehensive Income. The net effect of any change to the asset and corresponding liability is offset and has no impact on net earnings in the Consolidated Statements of Comprehensive Income.
Director Fees and Director Deferred Compensation Plan
The Director Plan allows the Company's non-employee directors to elect to receive their director fees in one or more of the following forms: cash, deferred cash, unrestricted Company shares at the market value at the date of grant, stock options, or shares of common stock to be received on a deferred basis, as described below. Stock options granted as director compensation are fully vested upon grant, expire in 10 years, and have an exercise price equal to the fair market value of the Company's common stock on the date of grant. Beginning in January 2022, not less than 50% of annual director fees must be paid in the form of Company equity.
                                             70

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
During fiscal year 2026, 18,976 DSUs were credited and 18,312 DSUs were released to directors pursuant to the Director Plan. The total fair value of deferred stock units issued during fiscal year 2026 was $0.3 million. At May 30, 2026, there were 75,434 deferred stock units outstanding, all of which are vested, with an aggregate intrinsic value of $1.2 million. The weighted-average grant date fair value of deferred stock units granted during 2026, 2025, and 2024 was $19.50 , $22.79, and $25.47 per share, respectively.
All amounts deferred by directors pursuant to the Director Plan are fully vested and nonforfeitable.
The following amounts and types of Company equity were issued to non-employee directors during the fiscal years indicated:

	2026	2025	2024
Shares of common stock	53,324	48,387	31,379
Deferred stock units pursuant to the Director Plan	16,000	22,532	16,490
Stock options	—	9,905	8,377
10. Income Taxes
The components of earnings (loss) before income taxes are as follows:

(In millions)	2026	2025	2024
Domestic	$16.2	$(132.8)	$(24.8)
Foreign	112.0	110.9	124.5
Total	$128.2	$(21.9)	$99.7
The provision (benefit) for income taxes consists of the following:

(In millions)		2026	2025	2024
Current:	Domestic - Federal	$1.2	$15.8	$10.8
	Domestic - State	6.2	5.9	7.4
	Foreign	36.6	34.7	34.6
		44.0	56.4	52.8
Deferred:	Domestic - Federal	1.6	(28.4)	(22.2)
	Domestic - State	(3.1)	(6.1)	(6.5)
	Foreign	(10.1)	(10.3)	(9.4)
		(11.6)	(44.8)	(38.1)
Total income tax provision		$32.4	$11.6	$14.7
During fiscal 2026, the Company incurred net operation losses ("NOL") of $13.8 million in certain foreign jurisdictions, the majority of which were in the United Kingdom and Mexico, resulting in a deferred tax asset of $3.7 million related to the current-year build of foreign NOL carryforwards. This amount is included in the deferred tax benefit above. The Company expects to utilize these carryforwards in future periods based on projected taxable income and has not recorded a valuation allowance against this asset.
The following table represents a reconciliation of the U.S. federal statutory rate of 21.0% to the Company's effective rate for fiscal 2026, in accordance with our adoption of ASU 2023-09:
                                             71

(In millions)	2026
U.S. Federal Statutory Tax Rate	$26.9	21.0%
United States
State and Local Income Taxes**	2.5	2.0%
Domestic Federal
Effect of Cross-Border Tax Laws
Foreign Derived Intangible Income	(1.9)	(1.5)%
Global Intangible Low-Taxed Income	1.6	1.2%
Other	0.1	0.1%
Tax Credits
R&D Credit	(4.7)	(3.7)%
Other	(0.9)	(0.7)%
Changes in Valuation Allowances	1.0	0.8%
Nontaxable or Nondeductible Items
Officers Compensation Limitation	3.0	2.3%
Meals and Entertainment	1.4	1.1%
Other	0.4	0.3%
Other Adjustments	(0.1)	(0.1)%
Foreign Tax Effects
China
Withholding Taxes	1.4	1.1%
Other	0.9	0.7%
Other Foreign Jurisdictions	0.8	0.6%
Changes in Unrecognized Tax Benefits	—	—%
Income Tax Expense	$32.4	25.3%
**California and Texas comprise the majority (greater than 50%) of the tax effect in this category

                                             72

The following table represents a reconciliation of the U.S. federal statutory rate of 21.0% to the Company's effective rate for income taxes for fiscal 2025 and fiscal 2024, prior to the adoption of ASU 2023-09:

(In millions)	2025	2024
Income taxes computed at the United States Statutory rate	$(4.6)	$20.9
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal income tax benefit	—	0.4
Non-deductible goodwill impairment	19.5	—
Gain on consolidation of equity method investments	—	—
Non-deductible officers' compensation	2.8	1.1
Foreign-derived intangible income	(3.1)	(2.4)
Foreign-based company income	5.1	3.8
Global intangible low-taxed income	8.3	8.1
Foreign statutory rate differences	2.5	3.1
Research and development incentives	(6.0)	(7.1)
Foreign offshore income claim	(1.5)	(1.0)
Federal return to provision adjustments	(1.6)	(1.8)
Foreign return to provision adjustments	(0.1)	(2.5)
Foreign tax credit	(12.9)	(12.1)
Foreign withholding taxes and other miscellaneous foreign taxes	2.9	1.1
Change in valuation allowance against deferred tax assets	1.1	2.5
Other, net	(0.8)	0.6
Income tax expense	$11.6	$14.7
Effective tax rate	(53.1)%	14.8%
                                             73

The tax effects and types of temporary differences that give rise to significant components of the deferred tax assets and liabilities at May 30, 2026, and May 31, 2025, are as follows:

(In millions)	2026	2025
Deferred tax assets:
Compensation-related accruals	$20.6	$19.2
Capitalized research and experimental costs	41.8	40.5
Deferred revenue	7.4	8.2
Inventory related	14.5	13.5
Other reserves and accruals	11.3	10.5
Warranty	16.5	16.3
State and local tax net operating loss carryforwards and credits	4.6	4.3
Federal and state nondeductible interest expense carryforward	24.8	26.0
Foreign tax net operating loss carryforwards and credits	22.1	22.5
Lease liability	108.4	107.0
Other	5.1	6.7
Subtotal	277.1	274.7
Valuation allowance	(14.0)	(16.9)
Total	$263.1	$257.8

Deferred tax liabilities:
Book basis in property in excess of tax basis	$43.9	$48.5
Intangible assets	176.4	178.5
Interest rate swap	3.9	6.5
Right of use lease assets	95.3	92.5
Withholding taxes on planned repatriation of foreign earnings	1.4	3.5
Other	2.5	2.6
Total	$323.4	$332.1
The future tax benefits of NOL carry-forwards and foreign tax credits are recognized to the extent that realization of these benefits is considered more likely than not. The Company bases this determination on the expectation that related operations will be sufficiently profitable or various tax planning strategies will enable the Company to utilize the NOL carry-forwards and/or foreign tax credits. To the extent that available evidence about the future raises doubt about the realization of these tax benefits, a valuation allowance is established.
At May 30, 2026, the Company had state and local tax NOL carry-forwards of $69.9 million, the state tax benefit of which is $3.9 million, which have expiration periods from 1 year to an unlimited term. The Company also had state credits with a state tax benefit of $0.7 million, which expire in 1 to 5 years. For financial statement purposes, the NOL carry-forwards and state tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $1.7 million.
At May 30, 2026, the Company had federal NOL carry-forwards of $1.5 million, the tax benefit of which is $0.3 million, which have expiration periods from 3 years to an unlimited term. For financial statement purposes, the NOL carry-forwards have been recognized as deferred tax assets.
At May 30, 2026, the Company had foreign net operating loss carry-forwards of $75.0 million, the tax benefit of which is $19.5 million, which have expiration periods from 2 years to an unlimited term. The Company also had foreign tax credits with a tax benefit of $2.6 million which have expiration periods from 5 to 12 years. For financial statement purposes, the NOL carry-forwards and foreign tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $9.6 million.
At May 30, 2026, the Company had foreign deferred assets of $4.0 million, the tax benefit of which is $1.0 million, which is related to various deferred taxes in Canada, Ireland, and buildings in the United Kingdom. For financial statement purposes, the assets have been recognized as deferred tax assets, subject to a valuation allowance of $1.0 million.
The Company intends to repatriate $119.9 million in cash held in certain foreign jurisdictions and as such has recorded a deferred tax liability related to foreign withholding taxes on these future dividends received in the U.S. from foreign subsidiaries of $1.4 million. A significant portion of this cash was previously taxed under the U.S. Tax Cut and Jobs Act either as one-time U.S. tax liability on undistributed foreign earnings or GILTI. The Company intends to remain indefinitely reinvested in the remaining undistributed earnings outside the U.S, which was $377.8 million on May 30, 2026. Determination
                                             74

of the total amount of unrecognized deferred income tax on the remaining undistributed earnings of foreign subsidiaries is not practicable.
The components of the Company's unrecognized tax benefits are as follows:

(In millions)
Balance at June 1, 2024	$1.5
Increases related to current year income tax positions	0.7
Increases related to prior year income tax positions	0.1
Decreases related to lapse of applicable statute of limitations	(0.4)
Decreases related to settlements	(0.3)
Balance at May 31, 2025	$1.6
Increases related to current year income tax positions	0.2
Decreases related to lapse of applicable statute of limitations	(0.2)
Balance at May 30, 2026	$1.6
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
The Company recognizes interest and penalties related to unrecognized tax benefits through Income tax expense in its Consolidated Statements of Comprehensive Income. Interest and penalties and the related liability, which are excluded from the table above, were as follows for the periods indicated:

(In millions)	May 30, 2026	May 31, 2025	June 1, 2024
Interest and penalty (income) expense	$—	$(0.1)	$0.1
Liability for interest and penalties	$0.7	$0.6	$0.8
The Company is subject to periodic audits by domestic and foreign tax authorities. Currently, the Company is undergoing routine periodic audits in both domestic and foreign tax jurisdictions. It is not expected that any of the changes will be material to the Company's Consolidated Statements of Comprehensive Income.
The Company has received full acceptance from the Internal Revenue Service for the audits of fiscal year 2024 and earlier under the Compliance Assurance Process (CAP). Knoll’s federal consolidated returns related to calendar years 2019, 2020, and the July 2021 period were accepted as filed by the Internal Revenue Service, however awaiting Joint Committee review due to size of refunds. The Company’s fiscal year 2025 federal consolidated return is currently under audit with the Internal Revenue Service. For the majority of the remaining tax jurisdictions, the Company is no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2020.
Cash paid for income taxes by jurisdiction, net of refunds received, in accordance with our adoption of ASU 2023-09 was as follows:

(In millions)	May 30, 2026
Federal	$9.6
State and Local	7.4
Foreign	36.7
China	4.9
Denmark	12.5
Mexico	3.8
Singapore	4.0
Other Jurisdictions	11.5
Cash Paid for Income Taxes, net of refunds received	$53.7

Cash paid for income taxes in fiscal 2025 and fiscal 2024 was $51.3 million and $28.1 million, respectively.
                                             75

11. Fair Value Measurements
The Company's financial instruments consist of cash equivalents, accounts and notes receivable, deferred compensation plan, accounts payable, debt, interest rate swaps, and foreign currency exchange contracts. The Company's financial instruments, other than long-term debt, accounts receivable, and accounts payable, are recorded at fair value.
The carrying value and fair value of the Company's long-term debt, including current maturities, is as follows for the periods indicated:

(In millions)	May 30, 2026	May 31, 2025
Carrying value	$1,294.6	$1,337.0
Fair value (1)	$1,294.7	$1,330.7
(1) The fair value was estimated based on a discounted cash flow method (Level 2).
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
The following table sets forth financial assets and liabilities measured at fair value through net income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of May 30, 2026, and May 31, 2025:

(In millions)	May 30, 2026		May 31, 2025
Financial Assets	NAV	Quoted Prices With Other Observable Inputs (Level 2)	NAV	Quoted Prices With Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$8.4	$—	$10.8	$—
Other current assets:
Foreign currency forward contracts	—	0.5	—	0.8
Other noncurrent assets:
Deferred compensation plan	—	27.3	—	22.0
Total	$8.4	$27.8	$10.8	$22.8

Financial Liabilities
Other accrued liabilities:
Foreign currency forward contracts	$—	$0.7	$—	$0.2
Total	$—	$0.7	$—	$0.2
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
                                             76

The following table sets forth financial assets and liabilities measured at fair value through other comprehensive income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of May 30, 2026 and May 31, 2025.

(In millions)		May 30, 2026	May 31, 2025
Financial Assets	Balance Sheet Location	Quoted Prices with Other Observable Inputs (Level 2)	Quoted Prices with Other Observable Inputs (Level 2)
Interest rate swap agreement	Other noncurrent assets	$16.7	$28.1
Total		$16.7	$28.1

Financial Liabilities
Interest rate swap agreement	Other liabilities	$0.5	$2.0
Total		$0.5	$2.0
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
The effects of non-designated derivatives on the consolidated financial statements were as follows for the fiscal years ended 2026 and 2025 (amounts presented exclude any income tax effects):

(In millions)	Balance Sheet Location	May 30, 2026	May 31, 2025
Assets:
Foreign currency forward contracts	Current assets: Other current assets	$0.5	$0.8
Liabilities:
Foreign currency forward contracts	Current liabilities: Other accrued liabilities	$0.7	$0.2
Total net fair value of foreign currency forward contracts(1)		$(0.2)	$0.6
(1) The notional amounts of the outstanding forward contracts were $57.0 million and $102.2 million, as of May 30, 2026 and May 31, 2025, respectively.

(In millions)	Statement of Comprehensive Income Location	May 30, 2026	May 31, 2025	June 1, 2024
Loss recognized on foreign currency forward contracts	Other expense (income), net	$0.9	$6.1	$3.0
Interest Rate Swaps
The Company enters into interest rate swap agreements to manage its exposure to interest rate changes and its overall cost of borrowing. The Company's interest rate swap agreements exchange variable rate interest payments for fixed rate payments over the life of the agreement without the exchange of the underlying notional amounts. The notional amount of the interest rate
                                             77

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
The interest rate swaps were designated cash flow hedges at inception and the facts and circumstances of the hedged relationship remains consistent with the initial quantitative effectiveness assessment in that the hedged instruments remain an effective accounting hedge as of May 30, 2026. Since a designated derivative meets hedge accounting criteria, the fair value of the hedge is recorded in the Consolidated Statements of Stockholders’ Equity as a component of Accumulated other comprehensive loss, net of tax. The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings. The interest rate swap agreements are assessed for hedge effectiveness on a quarterly basis.
                                             78

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
As of May 30, 2026, the swaps above have effectively converted, or are expected to convert upon their respective effective dates, indebtedness up to the notional amounts from a SOFR-based floating interest rate plus applicable margin to an effective fixed interest rate plus applicable margin under the terms of the Credit Agreement. The February 2026 interest rate swap is forward-starting and will become effective on January 29, 2027. Effective fixed interest rates include the rates amended effective January 31, 2023, or February 3, 2023, for the first three swaps included in the chart above.

For fiscal 2026, 2025 and 2024, there were no gains or losses recognized against earnings for hedge ineffectiveness.
The gain/(loss) recorded, net of income taxes, in Other comprehensive loss for the effective portion of designated derivatives was as follows for the periods presented below:

	Fiscal Year
(In millions)	May 30, 2026	May 31, 2025	June 1, 2024
Interest rate swap	$(25.1)	$(52.2)	$(27.1)
Reclassified from Accumulated other comprehensive loss into earnings within Interest expense for the fiscal year ended 2026, 2025 and 2024 was a gain of $18.0 million, $25.4 million and $30.7 million, respectively. Pre-tax gains expected to be reclassified from Accumulated other comprehensive loss into earnings during the next twelve months are $12.1 million. The amount of gain, net of tax, expected to be reclassified out of Accumulated other comprehensive loss into earnings during the next twelve months is $9.1 million.
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
Changes in the Company's redeemable noncontrolling interest in HAY for the year ended May 30, 2026 are as follows:

(In millions)	May 30, 2026
Beginning Balance	$59.3
Net income attributable to redeemable noncontrolling interests	4.2
Dividend attributable to redeemable noncontrolling interests	(3.1)
Foreign currency translation adjustments	2.0
Redemption value adjustment	0.9
Ending Balance	$63.3

                                             79

Other
For further information on the fair value assessment of intangible assets, refer to "Goodwill and Indefinite-lived Intangible Assets" within Note 1 to the Consolidated Financial Statements.
                                             80

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
Changes in the warranty reserve for the stated periods were as follows:

	Year Ended
(In millions)	May 30, 2026	May 31, 2025	June 1, 2024
Accrual Balance — beginning	$69.7	$70.4	$73.9
Accrual for warranty matters	29.4	24.7	21.6
Settlements and adjustments	(29.8)	(25.4)	(25.1)
Accrual Balance — ending	$69.3	$69.7	$70.4
Guarantees
The Company is periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one year and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies. However, the Company is ultimately liable for claims that may occur against them. As of May 30, 2026, the Company had a maximum financial exposure related to performance bonds of approximately $18.2 million. The Company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The Company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded in respect to these bonds as of either May 30, 2026, or May 31, 2025.
The Company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of May 30, 2026, the Company had a maximum financial exposure from these standby letters of credit totaling approximately $11.8 million, all of which is considered usage against the Company's revolving line of credit. The Company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded as of May 30, 2026, and May 31, 2025.
Contingencies
The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect, if any, on the Company's Consolidated Financial Statements.
As of the end of fiscal 2026, outstanding commitments for future purchase obligations approximated $61.4 million.
IEEPA Tariff Refund Claims
During 2025, certain tariffs were imposed pursuant to actions taken under the International Emergency Economic Powers Act ("IEEPA"). Subsequent legal proceedings challenged the validity of those tariffs, and court rulings issued during fiscal 2026 created the potential for importers to seek refunds of previously paid IEEPA tariffs. The Company has submitted, and/or intends to submit, claims for refunds on substantially all IEEPA tariffs paid that may be eligible for recovery.
                                             81

The Company has evaluated its potential refund claims in accordance with the gain contingency guidance in ASC 450, Contingencies. As of May 30, 2026, uncertainty remained regarding the ultimate resolution of the legal proceedings, including the U.S. government's appeal of the court ruling related to the IEEPA tariffs. Accordingly, the Company concluded that it had not yet established that any refund amounts were realizable without the expectation of repayment and therefore had not recognized any asset or gain associated with tariff refunds as of May 30, 2026.
The Company will continue to monitor developments related to the ongoing legal and administrative proceedings and will recognize any resulting refund claims when the applicable recognition criteria under U.S. GAAP have been satisfied. The ultimate amount and timing of any refunds that may be realized by the Company remain uncertain.
                                             82

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
The North America Contract segment includes the operations associated with the design, sourcing, manufacture and sale of furniture products directly or indirectly through an independent dealership network for office, healthcare, and educational environments throughout the United States and Canada as well as the global operations of the Spinneybeck, FilzFelt, Maharam, Edelman, and Knoll Textile brands.
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
The CODM uses Adjusted Operating Earnings (Loss) as the key operating metric to measure segment profit or loss, evaluate the performance of the segments, analyze variances of actual performance to forecasts, and make decisions regarding the allocation of resources. Segment Adjusted Operating Earnings (Loss) represents reported Operating Earnings (Loss) adjusted for restructuring charges, integration charges, amortization of Knoll purchased intangibles, impairment charges, and significant non-recurring or infrequent items that may not be indicative of ongoing operations.
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
The following is a summary of certain key financial measures for the respective periods indicated:

	Year Ended
(In millions)	May 30, 2026	May 31, 2025	June 1, 2024
Net sales:
North America Contract	$2,061.2	$1,965.2	$1,922.3
International Contract	674.0	660.0	645.6
Global Retail	1,106.5	1,044.7	1,060.5
Total	$3,841.7	$3,669.9	$3,628.4

Refer to Note 2 of the Consolidated Financial Statements for further disaggregation of revenue by operating segment.
                                             83

	Year Ended
(In millions)	May 30, 2026	May 31, 2025	June 1, 2024
Adjusted cost of sales(1):
North America Contract	$1,306.3	$1,262.4	$1,224.5
International Contract	431.2	419.2	$412.5
Global Retail	613.8	565.2	$571.9
(1) Adjusted cost of sales is defined as cost of sales excluding, when they occur, the impacts of restructuring charges and integration charges, that may not be indicative of ongoing operations.

	Year Ended
(In millions)	May 30, 2026	May 31, 2025	June 1, 2024
Adjusted operating expenses(1):
North America Contract	$541.8	$511.8	$520.6
International Contract	184.5	167.3	160.7
Global Retail	460.0	427.6	424.0
Corporate	65.7	67.7	52.0
(1) Adjusted operating expenses is defined as operating expenses excluding, when they occur, the impacts of restructuring charges, integration charges, amortization of Knoll purchased intangibles, impairment charges, and significant non-recurring or infrequent items that may not be indicative of ongoing operations.

	Year Ended
(In millions)	May 30, 2026	May 31, 2025	June 1, 2024
Adjusted operating earnings:
North America Contract	$213.1	$191.0	$177.2
International Contract	58.3	73.5	72.4
Global Retail	32.7	51.9	64.6
Total Segment adjusted operating earnings	$304.1	$316.4	$314.2

	Year Ended
(In millions)	May 30, 2026	May 31, 2025	June 1, 2024
Reconciliation to net earnings:
Total segment adjusted operating earnings	$304.1	$316.4	$314.2
Corporate adjusted operating loss	(65.7)	(67.7)	(52.0)
Total consolidated adjusted operating earnings	238.4	248.7	262.2
Net earnings attributable to redeemable noncontrolling interests	4.2	3.7	2.3
Net earnings (loss) from:
Equity (loss) earnings from nonconsolidated affiliate, net of tax	(0.1)	0.3	(0.4)
Income tax expense	32.4	11.6	14.7
Other expense (income), net	4.3	1.1	(2.6)
Interest and other investment (income)	(4.1)	(5.4)	(6.1)
Interest expense	69.9	76.7	76.2
Restructuring charges	13.5	14.8	30.8
Integration charges	—	28.3	23.5
Amortization of Knoll purchased intangibles	24.0	24.1	23.9
Impairment charges	—	130.0	16.8
Knoll pension plan termination charges	—	1.0	—
CEO transition costs	2.6	—	—
Net earnings (loss) attributable to MillerKnoll, Inc.	$91.5	$(36.9)	$82.3
                                             84

(In millions)	Year Ended
Depreciation and amortization:	May 30, 2026	May 31, 2025	June 1, 2024
North America Contract	$87.9	$83.3	$96.9
International Contract	23.9	22.2	28.0
Global Retail	36.5	35.0	30.2
Total	$148.3	$140.5	$155.1
Capital expenditures:
North America Contract	$57.7	$58.7	$51.4
International Contract	20.5	19.9	7.0
Global Retail	44.1	29.0	20.0
Total	$122.3	$107.6	$78.4

Reportable geographic information is as follows:

	Year Ended
(In millions)	May 30, 2026	May 31, 2025	June 1, 2024
Long-lived assets(1):
United States	$744.6	$711.9	$704.2
International	212.6	195.4	163.4
Total	$957.2	$907.3	$867.6
(1) Long-lived assets include property and equipment and right of use assets.
No country other than the United States represented greater than 10% of our long-lived assets in fiscal 2026, fiscal 2025, and fiscal 2024.

                                             85

14. Accumulated Other Comprehensive Loss
The following table provides an analysis of the changes in accumulated other comprehensive loss for the years indicated:

	Year Ended
(In millions)	May 30, 2026	May 31, 2025	June 1, 2024
Cumulative translation adjustments at beginning of period	$(70.6)	$(105.7)	$(114.0)
Other comprehensive income	19.6	35.1	8.3
Balance at end of period	(51.0)	(70.6)	(105.7)

Pension and other post-retirement benefit plans at beginning of period	(30.9)	(33.3)	(23.8)
Other comprehensive loss before reclassifications (net of tax of $0.1, $.2, and $1.6)	(0.2)	(0.6)	(9.1)
Reclassification from accumulated other comprehensive income - Other, net	0.5	4.0	(0.3)
Tax expense	(0.1)	(1.0)	(0.1)
Net current period other comprehensive income (loss)	0.2	2.4	(9.5)
Balance at end of period	(30.7)	(30.9)	(33.3)

Interest rate swap agreement at beginning of period	19.5	46.3	42.7
Other comprehensive loss before reclassifications (net of tax of $2.7, $8.8, and ($1.2))	(25.1)	(52.2)	(27.1)
Reclassification from accumulated other comprehensive income - Other, net	18.0	25.4	30.7
Net current period other comprehensive (loss) income	(7.1)	(26.8)	3.6
Balance at end of period	12.4	19.5	46.3

Total Accumulated other comprehensive loss	$(69.3)	$(82.0)	$(92.7)
15. Restructuring and Integration Expense
As part of restructuring and integration activities, the Company has incurred expenses that qualify as exit and disposal costs under U.S. GAAP. These include severance and employee benefit costs as well as other direct separation benefit costs, expenses incurred related to the facilities consolidation plan, and right of use asset impairment charges. Severance and employee benefit costs primarily relate to cash severance, as well as non-cash severance, including accelerated equity award compensation expense. The Company also incurred expenses that are an integral component of, and directly attributable to, our restructuring and integration activities, which do not qualify as exit and disposal costs under U.S. GAAP. These include integration implementation costs that relate primarily to professional fees and non-cash losses incurred on debt extinguishment, and accelerated depreciation of fixed assets.
The expense associated with integration initiatives are included in Selling, General, and Administrative and the expense associated with restructuring activities are included in Cost of sales or Restructuring expense in the Consolidated Statements of Comprehensive Income.
Restructuring expense recorded within Cost of sales totaled $1.6 million for the twelve months ended May 30, 2026. Amounts recorded within Restructuring expense, which is a component of Operating expenses totaled $11.9 million for the twelve months ended May 30, 2026.
There were no restructuring expenses recorded within Cost of sales for the twelve months ended May 31, 2025. Amounts recorded within Restructuring expense, which is a component of Operating expenses totaled $14.8 million for the twelve months ended May 31, 2025.
Knoll Integration
Following the acquisition of Knoll, the Company announced a multi-year program (the "Knoll Integration") designed to reduce costs and integrate and optimize the combined organization. The Company recorded a total of $144.4 million in pre-tax integration expense related to this plan from fiscal 2021 through fiscal 2025. No future costs related to this plan are expected. The integration expenses incurred by the Company included expenses within the following categories:
                                             86

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
For the year ended May 30, 2026, there were no costs incurred related to the Knoll Integration.
For the year ended May 31, 2025, the Company incurred $28.3 million of costs related to the Knoll Integration which was composed of $25.8 million of exit and disposal costs related to the consolidation of facilities, and $2.5 million of other integration costs. Integration expenses by segment included the following for the fiscal year ended May 31, 2025:

(In millions)
North America Contract	$24.8
International Contract	3.2
Global Retail	0.3
Corporate	—
Total	$28.3
For the year ended June 1, 2024, the Company incurred $23.5 million of costs related to the Knoll Integration which was composed of $19.4 million of exit and disposal costs related to the consolidation of facilities, and $4.1 million of other integration costs.
No liability balance remains as of May 30, 2026 for Knoll Integration costs that qualify as exit and disposal costs under U.S. GAAP.
Restructuring Activities
During the first quarter of fiscal year 2026, the Company announced an action related to the 2026 restructuring plan ("2026 restructuring plan") to create operational efficiencies. This restructuring activity included involuntary workforce reductions and costs associated with a facilities consolidation plan. As a result, the Company shortened the estimated useful lives of certain fixed assets, resulting in increased depreciation expense. For the year ended May 30, 2026, the Company incurred $13.5 million of restructuring charges related to the 2026 restructuring plan. Included in this amount was accelerated depreciation expense of $4.7 million.
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

                                             87

The following table provides an analysis of the changes in the restructuring cost reserve that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and exit and disposal activities), as well as other restructuring costs for the 2026 restructuring plan for the fiscal year ended May 30, 2026:

	2026 Restructuring Plan
(In millions)	Severance and Employee Related	Exit and Disposal Activities	Other Restructuring Costs	Total
May 31, 2025	$—	$—	$—	$—
Restructuring Costs	6.5	0.4	6.6	13.5
Amounts Paid	(1.0)	(0.4)	—	(1.4)
Non-Cash Costs	—	—	(6.6)	(6.6)
May 30, 2026	$5.5	$—	$—	$5.5
The Company expects that remaining liability for the 2026 restructuring plan as of May 30, 2026, will be paid in fiscal 2027.
The following table provides an analysis of the changes in the restructuring cost reserve that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and exit and disposal activities) for the 2025 restructuring plan for the fiscal year ended May 30, 2026:

	2025 Restructuring Plan
(In millions)	Severance and Employee Related	Exit and Disposal Activities	Total
May 31, 2025	$7.0	$—	$7.0
Amounts Paid	(7.0)	—	(7.0)
May 30, 2026	$—	$—	$—

The following table provides an analysis of the changes in the restructuring cost reserve that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and exit and disposal activities) for the 2024 restructuring plan for the fiscal year ended May 30, 2026:

	2024 Restructuring Plan
(In millions)	Severance and Employee Related	Exit and Disposal Activities	Total
May 31, 2025	$1.0	$—	$1.0
Amounts Paid	(1.0)	—	(1.0)
May 30, 2026	$—	$—	$—
The following is a summary of restructuring costs by segment for the years indicated:

	Year Ended
(In millions)	May 30, 2026	May 31, 2025
North America Contract	$12.1	$9.8
International Contract	0.4	3.3
Global Retail	1.0	1.7
Corporate	—	—
Total	$13.5	$14.8
16. Variable Interest Entities
The Company entered into long-term notes receivable with certain independently owned dealers that are deemed to be variable interests in variable interest entities. The carrying value of these notes receivable was $6.9 million and $13.5 million as of May 30, 2026 and May 31, 2025 respectively and represents the Company’s maximum exposure to loss. These notes receivable are classified within Other current assets and Other noncurrent assets on the Consolidated Balance Sheets. The Company is not deemed to be the primary beneficiary for any of these variable interest entities as each dealer controls the activities that most significantly impact the entity’s economic performance, including sales, marketing, and operations.
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
Under the supervision and with the participation of management, including our Interim Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of May 30, 2026, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes the Company's internal control over financial reporting was effective as of May 30, 2026.
KPMG LLP has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included herein.

/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Interim Chief Executive Officer

/s/ Kevin J. Veltman
Kevin J. Veltman
Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
MillerKnoll, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of MillerKnoll, Inc. and subsidiaries (the Company) as of May 30, 2026 and May 31, 2025, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended May 30, 2026, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of May 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 30, 2026 and May 31, 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended May 30, 2026, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 30, 2026 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Goodwill impairment assessment
As discussed in Note 1 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,161.3 million as of May 30, 2026, a portion of which was related to the Global Retail and International Contract reporting units. Goodwill is tested for impairment annually in the fourth quarter of each fiscal year, or more frequently, when events or changes in circumstances indicate that the fair value of a reporting unit has declined below its carrying value. To estimate the fair value of the Global Retail and International Contract reporting units, the Company utilized a weighting of the income approach and the market approach that used observable comparable company information.

We identified the evaluation of goodwill for impairment for the Global Retail and International Contract reporting units as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate the selection of forecasted revenue growth rates, operating margins, and the discount rates used in the income approach. Additionally, the audit effort associated with the evaluation of the Company’s discount rates involved the use of valuation professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s determination of the fair value of the Global Retail and International Contract reporting units, including controls over the selection of forecasted revenue growth rates, operating margins, and the discount rates. We evaluated the reasonableness of management’s forecasted revenue growth rates and operating margins by comparing the forecasts to historical revenue growth rates and operating margins, considering industry conditions and growth plans. We performed sensitivity analyses to assess the impact of reasonably possible changes to the forecasted revenue growth rates, operating margins, and discount rates assumptions on the reporting units fair values. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s discount rates by comparing the Company’s inputs to the discount rates to publicly available data for comparable entities and assessing the resulting discount rates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.
Chicago, Illinois
July 20, 2026

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None
Item 9A Controls and Procedures

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of management, the Company's Interim Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 30, 2026, and have concluded that as of that date, the Company's disclosure controls and procedures were effective.

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
(c)
Changes in Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting during the fourth quarter ended May 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B Other Information
During the fourth quarter of fiscal 2026, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S‑K) or non‑Rule 10b5‑1 trading arrangements (as defined in Item 408(c) of Regulation S‑K) adopted, modified, or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company.

Item 9C Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10 Directors, Executive Officers and Corporate Governance
Directors, Executive Officers, Promoters and Control Persons
Information relating to directors and director nominees of the Company is contained under the captions “Our Nominees and Directors” and “Security Ownership” in the Company's definitive Proxy Statement, relating to the Company's 2026 Annual Meeting of Stockholders, and the information within that section is incorporated by reference. Information relating to executive officers of the Company is included in Part I hereof entitled “Information About Our Executive Officers.”
Compliance with Section 16(a) of the Exchange Act
Information relating to compliance with Section 16(a) of the Exchange Act is contained under the caption “Delinquent Section 16(a) Reports” in the Company's definitive Proxy Statement, relating to the Company's 2026 Annual Meeting of Stockholders, and the information within that section is incorporated by reference.
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
Corporate Governance
Information relating to the identification of the audit committee, audit committee financial experts, and director nomination procedures of the Company is contained under the captions “Corporate Governance and Board Matters,” “Corporate Governance and Board Matters — Director Nominations,” and “Board Committees” and in the Company's definitive Proxy Statement, relating to the Company's 2026 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference.
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

Item 11 Executive Compensation
Information relating to executive compensation is contained under the sections “Compensation Discussion and Analysis,” “Compensation Tables,” “CEO Pay Ratio,” “Pay Versus Performance,” and “Compensation Committee Interlocks and Insider Participation” in the Company's definitive Proxy Statement, relating to the Company's 2026 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference. The information under the caption “Compensation Committee Report” is incorporated by reference, however, such information is not deemed filed with the SEC.
Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The sections entitled “Security Ownership” and “Equity Compensation Plan Information” in the Company's definitive Proxy Statement, relating to the Company's 2026 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference.

Item 13 Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions contained under the captions “Certain Relationships and Related Party Transactions,” and “Corporate Governance and Board Matters — Director Independence” in the Company's definitive Proxy Statement, relating to the Company's 2026 Annual Meeting of Stockholders and the information within these sections is incorporated by reference.
Item 14 Principal Accountant Fees and Services
The Company's independent registered public accounting firm is KPMG LLP, Chicago, IL, Auditor Firm ID: 185.
Information relating to the ratification of the selection of the Company's independent public accountants and concerning the payments to our principal accountants and the services provided by our principal accounting firm set forth under the captions “Ratification of the Audit Committee's Selection of Independent Registered Public Accounting Firm” including “Disclosure of Fees Paid to Independent Auditors” in the Company's definitive Proxy Statement, relating to the Company's 2026 Annual Meeting of Stockholders, and the information within that section is incorporated by reference.

PART IV
Item 15 Exhibits and Financial Statement Schedule

(a)	The following documents are filed as a part of this report:

	1.	Financial Statements

	The following Consolidated Financial Statements of the Company are included in this Annual Report on Form 10-K on the pages noted:

			Page Number in this Form 10-K
	Consolidated Statements of Comprehensive Income		45
	Consolidated Balance Sheets		46
	Consolidated Statements of Stockholders' Equity		47
	Consolidated Statements of Cash Flows		48
	Notes to the Consolidated Financial Statements		49
	Management's Report on Internal Control over Financial Reporting		89
	Report of Independent Registered Public Accounting Firm		90

	2.	Financial Statement Schedule

	The following financial statement schedule is included in this Annual Report on Form 10-K on the pages noted:

			Page Number in this Form 10-K
	Schedule II-	Valuation and Qualifying Accounts	99

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

(10.5)
Amendment No. 4 to Credit Agreement, dated as of August 7, 2025, by and among MillerKnoll, Inc., certain subsidiaries of MillerKnoll, Inc., Goldman Sachs Bank USA, Wells Fargo Bank, National Association, and the lenders and other parties thereto (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the registrant on August 11, 2025).

(10.6)
Amendment No. 5 to Credit Agreement, dated as of February 10, 2026, by and among MillerKnoll, Inc., certain subsidiaries of MillerKnoll, Inc., Wells Fargo Bank, National Association, and the lenders and other parties thereto (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the registrant on February 11, 2026).

(10.7)
Credit and Security Agreement, dated as of September 10, 2025, among MillerKnoll Receivables, LLC, as borrower, MillerKnoll, Inc., as servicer, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed September 12, 2025).

(10.8)
Receivables Sale Agreement, dated as of September 10, 2025, among MillerKnoll Receivables, LLC, as company, MillerKnoll, Inc. and certain subsidiaries thereof party thereto from time to time, as originators, and MillerKnoll, Inc., as servicer (incorporated by reference to Exhibit 4.2 to the Form 8-K filed September 12, 2025).

(10.9)
Performance Undertaking, dated as of September 10, 2025, by MillerKnoll, Inc., as performance guarantor, in favor of Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 4.3 to the Form 8-K filed September 12, 2025).

	(10.10)	MillerKnoll, Inc. 2025 Long-Term Incentive Plan (incorporated by reference to Appendix B to the proxy statement filed August 29, 2025).(1)

(10.11)
MillerKnoll, Inc. 2024 Amended and Restated Annual Incentive Cash Bonus Plan is incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-K filed July 30, 2024 (Commission File No. 001-15141).(1)

(10.12)
MillerKnoll, Inc. 2023 Long-Term Incentive Plan Nonemployee Director Global Stock Option Agreement is incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed April 10, 2024 (Commission File No. 001-15141).(1)

(10.13)
MillerKnoll, Inc. 2023 Long-Term Incentive Plan Global EBITDA Performance Share Unit with TSR Multiplier Award Agreement is incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q filed January 10, 2024 (Commission File No. 001-15141).(1)

(10.14)
MillerKnoll, Inc. 2023 Long-Term Incentive Plan, as Amended, Global EBITDA and Revenue Performance Share Unit with TSR Multiplier Award Agreement is incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q filed October 9, 2024 (Commission File No. 001-15141).(1)

(10.15)
MillerKnoll, Inc. 2023 Long-Term Incentive Plan, as Amended, Global Restricted Stock Unit Award Agreement is incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q filed October 9, 2024 (Commission File No. 001-15141). (1)

(10.16)
MillerKnoll, Inc. 2020 Long-Term Incentive Plan Global Restricted Stock Unit Award Agreement is incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed October 11, 2023 (Commission File No. 001-15141). (1)

(10.17)
MillerKnoll, Inc. 2020 Long-Term Incentive Plan Global Stock Option Agreement is incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed October 11, 2023 (Commission File No. 001- 15141).(1)

(10.18)
MillerKnoll, Inc. 2020 Long-Term Incentive Plan Revenue Performance Share Unit with TSR Multiplier Award Agreement, is incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-K filed July 26, 2022 (Commission File No. 001-15141).(1)

(10.19)
MillerKnoll, Inc. 2020 Long-Term Incentive Plan Operating Income Performance Share Unit with TSR Multiplier Award Agreement, is incorporated by reference to Exhibit 10.9 of the Registrant's Form 10-K filed July 26, 2022 (Commission File No. 001-15141).(1)

(10.20)
MillerKnoll, Inc. 2020 Long-Term Incentive Plan Non-Financial Metric(s) Performance Share Unit with TSR Multiplier Award Agreement, is incorporated by reference to Exhibit 10.10 of the Registrant's Form 10-K filed July 26, 2022 (Commission File No. 001-15141).(1)

(10.21)
Amended and Restated MillerKnoll, Inc. Director Deferred Compensation Plan is incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q filed January 5, 2022 (Commission File No. 001- 15141).(1)

(10.22)
Trust Under the Herman Miller, Inc. Nonemployee Officer and Director Compensation Plan is incorporated by reference to Exhibit 10(q) of the Registrant's Form 10-K Report filed July 26, 2016 (Commission File No. 001-15141).(1)

(10.23)	MillerKnoll, Inc. Executive Equalization Retirement Plan is incorporated by reference to Exhibit 10.16 of the Registrant's Form 10-K Report filed July 26, 2023 (Commission File No. 001-15141).(1)

(10.24)	Form of Management Continuity Agreement of the Registrant is incorporated by reference to Exhibit 10.16 of the Registrant's Form 10-K filed July 30, 2024 (Commission File No. 001-15141).(1)

(10.25)
Form of Indemnification Agreement between MillerKnoll, Inc. and directors, is incorporated by reference to Exhibit 10.17 of the Registrant's Form 10-K filed July 26, 2022 (Commission File No. 001-15141). (1)

(10.26)
Form of Indemnification Agreement between MillerKnoll, Inc. and certain employees, including executive officers of MillerKnoll, Inc., serving as a director or officer of a foreign subsidiary, is incorporated by reference to Exhibit 10.18 of the Registrant's Form 10-K filed July 26, 2022 (Commission File No. 001-15141).(1)

(10.27)
Employment Agreement between Herman Miller, Inc. and Andrea R. Owen, Chief Executive Officer, dated August 3, 2018, is incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q filed October 10, 2018 (Commission File No. 001-15141).(1)

(10.28)
Stock Option Agreement between Herman Miller, Inc. and Andrea Owen is incorporated by reference to Exhibit 10.5 of the Registrant's Form 10-Q Report filed January 9, 2019 (Commission File No. 001-15141). (1)

(10.29)
Offer Letter Agreement between MillerKnoll, Inc. and Jeffrey M. Stutz dated September 2, 2025, is incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q Report filed January 5, 2026.(1)

(10.30)	Offer Letter Agreement between MillerKnoll, Inc. and Kevin Veltman dated October 15, 2025, is incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q Report filed January 5, 2026.(1)

(10.31)	Letter Agreement between MillerKnoll, Inc. and Andrea R. Owen, dated May 31, 2026. (1)

(10.32)	Offer Letter Agreement between MillerKnoll, Inc. and Jeffrey M. Stutz, dated June 1, 2026.(1)

(19)	MillerKnoll, Inc. Preventing Unlawful Insider Trading: Disclosure and Trading Guidelines, including Supplement to Insider Trading Policy - Use of 10b5-1 Plans.

(21)	Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney (included on the signature page to this Form 10-K Report).

(31.1)	Certificate of the Chief Executive Officer of MillerKnoll, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certificate of the Chief Financial Officer of MillerKnoll, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certificate of the Chief Executive Officer of MillerKnoll, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certificate of the Chief Financial Officer of MillerKnoll, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(97)	MillerKnoll, Inc. Compensation Recovery Policy is incorporated by reference to Exhibit 97.1 of the Registrant's Form 10-K Report filed July 26, 2023 (Commission File No. 001-15141).

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).
    (1) Denotes compensatory plan or arrangement.

Schedule II - Valuation and Qualifying Accounts
(In millions)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Charges to expenses or net sales	Deductions (3)	Balance at end of period
Year ended May 30, 2026:
Accounts receivable allowances — uncollectible accounts(1)	$9.0	$0.4	$(1.4)	$8.0
Accounts receivable allowances — credit memo(2)	0.3	0.1	—	0.4
Allowance for possible losses on notes receivable	1.8	—	(1.0)	0.8
Valuation allowance for deferred tax asset	16.9	(2.8)	(0.1)	14.0
Year ended May 31, 2025:
Accounts receivable allowances — uncollectible accounts(1)	$7.1	$4.8	$(2.9)	$9.0
Accounts receivable allowances — credit memo(2)	0.3	—	—	0.3
Allowance for possible losses on notes receivable	—	—	1.8	1.8
Valuation allowance for deferred tax asset	15.4	1.1	0.4	16.9
Year ended June 1, 2024:
Accounts receivable allowances — uncollectible accounts(1)	$6.1	$1.1	$(0.1)	$7.1
Accounts receivable allowances — credit memo(2)	0.3	—	—	0.3
Valuation allowance for deferred tax asset	12.7	2.6	0.1	15.4
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

MillerKnoll, Inc.
/s/ Kevin J. Veltman
By	Kevin J. Veltman Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory for Registrant)

Date: July 20, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on July 20, 2026 by the following persons on behalf of the Registrant and in the capacities indicated. Each director whose signature appears below hereby appoints Jeffrey M. Stutz and Kevin J. Veltman and each of them severally, as his or her attorney-in-fact, to sign in his or her name and on his or her behalf, as a director, and to file with the Securities and Exchange Commission any and all amendments to this Annual Report on Form 10-K.

                                         100

/s/ John R. Hoke III	/s/ Tina Edekar Edmundson
John R. Hoke III (Chairman of the Board)	Tina Edekar Edmundson (Director)

/s/ Douglas D. French	/s/ Jeanne K. Gang
Douglas D. French (Director)	Jeanne K. Gang (Director)

/s/ Lisa A. Kro	/s/ John Maeda
Lisa A. Kro (Director)	John Maeda (Director)

/s/ Heidi J. Manheimer	/s/ Michael C. Smith
Heidi J. Manheimer (Director)	Michael C. Smith (Director)

/s/ Michael R. Smith	/s/ Claire Spofford
Michael R. Smith (Director)	Claire Spofford (Director)

/s/ Jeffrey M. Stutz	/s/ Kevin J. Veltman
Jeffrey M. Stutz (Interim Chief Executive Officer)	Kevin J. Veltman (Chief Financial Officer and Principal Accounting Officer)

                                         101