Form 10-Q
period 2026-08-29
MILLERKNOLL, INC.
filed 2026-09-28
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 29, 2026
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

As of September 25, 2026, MillerKnoll, Inc. had 68,799,795 shares of common stock outstanding.

MillerKnoll, Inc.
Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements
MillerKnoll, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)

(Dollars in millions, except share data)	Three Months Ended
(Unaudited)	August 29, 2026	August 30, 2025
Net sales	$923.4	$955.7
Cost of sales	538.1	587.6
Gross margin	385.3	368.1
Operating expenses:
Selling, general and administrative	302.5	293.8
Restructuring expense	6.0	0.5
Design and research	25.0	20.3
Total operating expenses	333.5	314.6
Operating earnings	51.8	53.5
Interest expense	16.2	18.4
Interest and other investment income	(0.9)	(1.1)
Other expense, net	1.3	7.5
Earnings before income taxes	35.2	28.7
Income tax expense	7.6	7.6
Net earnings	27.6	21.1
Net earnings attributable to redeemable noncontrolling interests	1.0	0.9
Net earnings attributable to MillerKnoll, Inc.	$26.6	$20.2

Earnings per share - basic	$0.38	$0.29
Earnings per share - diluted	$0.38	$0.29

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	$(3.8)	$18.4
Pension and post-retirement liability adjustments	0.2	0.1
Unrealized gain (loss) on interest rate swap agreement	0.2	(5.8)
Other comprehensive (loss) income, net of tax	$(3.4)	$12.7
Comprehensive income	24.2	33.8
Comprehensive income attributable to redeemable noncontrolling interests	1.0	0.9
Comprehensive income attributable to MillerKnoll, Inc.	$23.2	$32.9
See accompanying notes to Condensed Consolidated Financial Statements.

MillerKnoll, Inc.
Condensed Consolidated Balance Sheets

(Dollars in millions, except share data)
(Unaudited)	August 29, 2026	May 30, 2026
ASSETS
Current Assets:
Cash and cash equivalents	$178.6	$167.7
Accounts receivable, net of allowance of $7.8 and $8.4	314.3	357.4
Unbilled accounts receivable	30.1	18.3
Inventories, net	514.7	488.4
Prepaid expenses	86.0	88.7
Other current assets	16.3	16.7
Total current assets	1,140.0	1,137.2
Property and equipment, net of accumulated depreciation of $1,235.4 and $1,221.3	515.4	511.3
Right of use assets	451.2	445.9
Goodwill	1,159.4	1,161.3
Indefinite-lived intangibles	434.6	435.3
Other amortizable intangibles, net of accumulated amortization of $310.9 and $304.1	205.2	214.0
Other noncurrent assets	97.1	95.5
Total Assets	$4,002.9	$4,000.5

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$253.5	$279.1
Short-term borrowings and current portion of long-term debt	28.4	25.1
Accrued compensation and benefits	90.1	93.8
Short-term lease liability	81.7	82.0
Accrued warranty	17.3	16.7
Customer deposits	95.1	89.7
Other accrued liabilities	126.2	134.7
Total current liabilities	692.3	721.1
Long-term debt	1,270.4	1,260.6
Pension and post-retirement benefits	6.9	7.0
Lease liabilities	440.2	433.8
Accrued warranty	52.3	52.6
Other liabilities	120.8	119.5
Total Liabilities	2,582.9	2,594.6
Redeemable noncontrolling interests	63.8	63.3
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 68,779,507 and 68,180,011 shares issued and outstanding in fiscal 2027 and 2026, respectively)	13.7	13.6
Additional paid-in capital	697.5	694.3
Retained earnings	717.7	704.0
Accumulated other comprehensive loss	(72.7)	(69.3)
Total Stockholders' Equity	1,356.2	1,342.6
Total Liabilities, Redeemable Noncontrolling Interests, and Stockholders' Equity	$4,002.9	$4,000.5
See accompanying notes to Condensed Consolidated Financial Statements.

MillerKnoll, Inc.
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Three Months Ended
(Unaudited)	August 29, 2026	August 30, 2025
Cash Flows from Operating Activities:
Net earnings	$27.6	$21.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	34.5	35.4
Stock-based compensation	8.1	9.3
Amortization of deferred financing costs	0.6	0.8
Loss on extinguishment of debt	—	7.8
Deferred taxes	0.1	(0.3)
Restructuring expense	1.6	0.5
Decrease (increase) in current assets	9.2	(1.6)
Decrease in current liabilities	(31.6)	(61.4)
Other, net	(1.0)	(2.2)
Net Cash Provided by Operating Activities	49.1	9.4

Cash Flows from Investing Activities:
Collection of notes receivable	1.0	0.6
Capital expenditures	(32.5)	(30.7)
Other, net	(0.6)	(0.4)
Net Cash Used in Investing Activities	(32.1)	(30.5)

Cash Flows from Financing Activities:
Repayments of long-term debt	(3.9)	(603.1)
Proceeds from issuance of debt, net of costs	—	544.4
Payments of deferred financing costs	—	(1.2)
Proceeds from credit facility	275.4	341.6
Repayments of credit facility	(273.1)	(272.7)
Proceeds from securitization facility	18.2	—
Repayments to securitization facility	(4.6)	—
Dividends paid	(12.8)	(12.7)
Common stock issued	4.6	0.9
Common stock repurchases and payments for taxes related to net share settlement of equity awards	(9.5)	(7.2)
Other, net	0.9	0.8
Net Cash Used in Financing Activities	(4.8)	(9.2)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1.3)	3.8
Net Increase (Decrease) in Cash and Cash Equivalents	10.9	(26.5)

Cash and Cash Equivalents, Beginning of Period	167.7	193.7
Cash and Cash Equivalents, End of Period	$178.6	$167.2
See accompanying notes to Condensed Consolidated Financial Statements.

MillerKnoll, Inc.
Condensed Consolidated Statements of Stockholders' Equity

	Three Months Ended August 29, 2026
(Dollars in millions, except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	MillerKnoll, Inc. Stockholders' Equity
(Unaudited)	Shares	Amount
May 30, 2026	68,180,011	$13.6	$694.3	$704.0	$(69.3)	$1,342.6
Net earnings attributable to MillerKnoll, Inc.	—	—	—	26.6	—	26.6
Other comprehensive loss, net of tax	—	—	—	—	(3.4)	(3.4)
Stock-based compensation expense	—	—	8.1	—	—	8.1
Exercise of stock options	192,838	—	3.9	—	—	3.9
Restricted and performance stock units released	828,767	0.2	0.1	—	—	0.3
Employee stock purchase plan issuances	31,866	—	0.5	—	—	0.5
Repurchase and retirement of common stock and common stock withheld for tax withholdings	(453,975)	(0.1)	(9.4)	—	—	(9.5)
Dividends declared ($0.1875 per share)	—	—	—	(13.1)	—	(13.1)
Other	—	—	—	0.2	—	0.2
August 29, 2026	68,779,507	$13.7	$697.5	$717.7	$(72.7)	$1,356.2

	Three Months Ended August 30, 2025
(Dollars in millions, except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	MillerKnoll, Inc. Stockholders' Equity
(Unaudited)	Shares	Amount
May 31, 2025	67,804,913	$13.6	$679.1	$665.1	$(82.0)	$1,275.8
Net earnings attributable to MillerKnoll, Inc.	—	—	—	20.2	—	20.2
Other comprehensive income, net of tax	—	—	—	—	12.7	12.7
Stock-based compensation expense	—	—	9.3	—	—	9.3
Exercise of stock options	8,445	—	0.1	—	—	0.1
Restricted and performance stock units released	1,030,034	0.2	0.1	—	—	0.3
Employee stock purchase plan issuances	38,231	—	0.7	—	—	0.7
Repurchase and retirement of common stock and common stock withheld for tax withholdings	(377,995)	(0.1)	(7.1)	—	—	(7.2)
Dividends declared ($0.1875 per share)	—	—	—	(13.1)	—	(13.1)
Other	—	—	—	0.7	—	0.7
August 30, 2025	68,503,628	$13.7	$682.2	$672.9	$(69.3)	$1,299.5
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
MillerKnoll is a collective of globally recognized design brands known for working with some of the most well-known and respected designers in the world. Combined, the Company represents over 100 years of design research and exploration in service of humanity. Within the industries in which the Company operates, Herman Miller® and Knoll®, along with Colebrook Bosson Saunders, Design Within Reach®, Edelman®, FilzFelt®, Geiger®, HAY®, Holly Hunt®, KnollTextiles®, Maharam®, Muuto®, NaughtOne®, and Spinneybeck® are acknowledged as leading brands that inspire architects and designers to create their best design solutions. This portfolio has enabled MillerKnoll to connect with new audiences, channels, geographies, and product categories. Leveraging the collective brand equity of MillerKnoll across the lines of business is an important element of the Company's business strategy.
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
The accompanying unaudited Condensed Consolidated Financial Statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly the financial position of the Company as of August 29, 2026. Operating results for the three months ended August 29, 2026, are not necessarily indicative of the results that may be expected for the year ending May 29, 2027 ("fiscal 2027"). These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 30, 2026 ("fiscal 2026"). All intercompany transactions have been eliminated in the Condensed Consolidated Financial Statements.
The Company's fiscal year is the 52 or 53 week period ending on the Saturday closest to May 31. The fiscal year ending May 29, 2027 ("fiscal 2027") and the fiscal year ended May 30, 2026 ("fiscal 2026") both contain 52 weeks.
IEEPA Tariff Refund Claims
During 2025, certain tariffs were imposed pursuant to actions taken under the International Emergency Economic Powers Act ("IEEPA"). Subsequent legal proceedings challenged the validity of those tariffs, and court rulings issued during fiscal 2026 created the potential for importers to seek refunds of IEEPA tariffs previously paid. The Company submitted claims for refunds on substantially all IEEPA tariffs paid that may be eligible for recovery.
During the first quarter of fiscal 2027, the Company received refunds related to previously incurred IEEPA tariffs. As a result, the Company recognized a benefit of approximately $16.5 million, which is reflected in Cost of sales during the quarter ended August 29, 2026.
As of August 29, 2026, the Company continues to evaluate and pursue additional refund claims related to IEEPA tariffs. Any amounts associated with claims that have not yet been received or are not otherwise considered realizable have not been recognized.

2. Recently Issued Accounting Standards
The Company evaluates all Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board ("FASB") and adopts those applicable to its financial statements.
Recently Issued Accounting Standards Not Yet Adopted
ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In November 2024, the FASB issued this ASU which requires disclosure on an annual and interim basis, in the notes to the financial statements, of disaggregated information about specific categories underlying certain income statement expense line items. In January 2025, the FASB additionally issued ASU 2025-01, which clarified the effective date of ASU 2024-03 for entities that do not have a calendar year-end. The update will be effective for the Company's annual financial statements for fiscal 2028 and interim financial statements beginning in fiscal 2029, with early adoption permitted. The Company expects the adoption of this guidance will modify our disclosures, but we do not expect it to have a material effect on our financial position, results of operations, or cash flows.
The Company has evaluated all other recently issued accounting standards not yet adopted and determined that they are either not applicable or are not expected to have a material impact on the Company's consolidated financial statements
3. Revenue from Contracts with Customers
Disaggregated Revenue
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
The Other category primarily consists of textiles, uncategorized product sales, and service sales.

Revenue disaggregated by product type and reportable segment is provided in the table below:

	Three Months Ended
(In millions)	August 29, 2026	August 30, 2025
North America Contract:
Workplace	$316.1	$340.3
Performance Seating	87.8	90.3
Lifestyle	52.9	56.0
Other	48.8	47.3
Total North America Contract	$505.6	$533.9

International Contract
Workplace	$37.4	$48.3
Performance Seating	70.2	69.1
Lifestyle	43.3	42.1
Other	5.9	8.0
Total International Contract	$156.8	$167.5

Global Retail:
Workplace	$2.2	$2.0
Performance Seating	50.0	45.6
Lifestyle	208.3	206.1
Other	0.5	0.6
Total Global Retail	$261.0	$254.3

Total	$923.4	$955.7

MillerKnoll, Inc.:
Workplace	$355.7	$390.6
Performance Seating	208.0	205.0
Lifestyle	304.5	304.2
Other	55.2	55.9
Total MillerKnoll, Inc.	$923.4	$955.7
In the prior year, certain products were reclassified within the Workplace and Performance Seating categories based on management's internal reporting of the performance of these product lines. The prior year amounts have been recast to reflect these changes.
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

	Three Months Ended
(In millions)	August 29, 2026	August 30, 2025
Net sales:
United States	$670.8	$694.4
International	252.6	261.3
Total	$923.4	$955.7
Contract Balances
Customers may make payments before the satisfaction of the Company's performance obligation and recognition of revenue. These payments represent contract liabilities and are included within the caption Customer deposits in the Condensed Consolidated Balance Sheets. During the three months ended August 29, 2026, the Company recognized net sales of $55.0 million related to customer deposits that were included in the balance sheet as of May 30, 2026. During the three months ended August 30, 2025, the Company recognized net sales of $64.6 million related to customer deposits that were included in the balance sheet as of May 31, 2025.
4. Cash and Cash Equivalents
Cash and cash equivalents totaled $178.6 million at August 29, 2026 and $167.7 million at May 30, 2026. Certain of the Company’s subsidiaries participate in a notional cash pooling arrangement to manage global liquidity. Under the arrangement, participating accounts are maintained with the same financial institution and balances are subject to a master netting agreement that permits offsetting of cash balances and overdraft positions. Because the Company has the legal right, ability and intent to offset participating account balances, cash balances and overdraft positions are presented on a net basis. The resulting net cash pool position is included in Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets.
The Company’s net cash pool position consisted of the following:

(In millions)	August 29, 2026	May 30, 2026
Gross cash position	$133.3	$131.9
Less: cash overdrafts under the pooling arrangement	(132.7)	(131.2)
Net cash position	$0.6	$0.7
5. Inventories

(In millions)	August 29, 2026	May 30, 2026
Finished goods and work in process	$396.7	$373.5
Raw materials	118.0	114.9
Total	$514.7	$488.4
Inventories are valued primarily using the first-in first-out method. The Company recorded inventory reserves reducing finished goods, raw materials, and work in process of $58.1 million as of both August 29, 2026 and May 30, 2026 to adjust for excess and obsolete inventory.

6. Goodwill and Indefinite-Lived Intangibles
Changes in the carrying amount of goodwill, by reportable segment, were as follows:

(In millions)	North America Contract(1)	International Contract	Global Retail(2)	Total
Balance at May 30, 2026	$595.1	$160.4	$405.8	$1,161.3
Foreign currency translation adjustments	(0.5)	(0.4)	(1.0)	(1.9)
Balance at August 29, 2026	$594.6	$160.0	$404.8	$1,159.4
(1) North America Contract segment had accumulated goodwill impairments of $36.7 million as of August 29, 2026, and May 30, 2026.
(2) Global Retail segment had accumulated goodwill impairments of $181.1 million as of August 29, 2026, and May 30, 2026.

Other indefinite-lived assets included in the Condensed Consolidated Balance Sheets consist of the following:

(In millions)	Indefinite-lived Intangible Assets
May 30, 2026	$435.3
Foreign currency translation adjustments	(0.7)
August 29, 2026	$434.6
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
Although annual impairment testing for goodwill and indefinite-lived intangible assets is performed during the fourth quarter, the Company evaluates these assets for potential triggering events during each interim reporting period. As disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended May 30, 2026, the International Contract, Global Retail and Coverings reporting units and the Knoll and Muuto trade name assets had relatively limited excess of fair value over carrying value in the Company's annual impairment assessments. During the three months ended August 29, 2026, the Company assessed all reporting units and trade name assets for potential triggering events and concluded that no interim goodwill or indefinite-lived intangible impairment testing was required.

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

	Three Months Ended
	August 29, 2026	August 30, 2025
Numerator:
Net earnings attributable to MillerKnoll, Inc. - in millions	$26.6	$20.2

Denominator:
Weighted-average common shares outstanding - basic	69,288,857	68,519,141
Potentially dilutive shares resulting from stock plans	751,749	675,365
Weighted-average common shares outstanding - diluted	70,040,606	69,194,506

Earnings per share attributable to MillerKnoll, Inc. - basic	$0.38	$0.29
Earnings per share attributable to MillerKnoll, Inc. - diluted	$0.38	$0.29

Anti-dilutive share based awards excluded from the computation of diluted earnings per share	1,974,981	4,318,305
8. Stock-Based Compensation
The following table summarizes the stock-based compensation expense and related income tax effect for the periods indicated:

	Three Months Ended
(In millions)	August 29, 2026	August 30, 2025
Stock-based compensation expense	$8.1	$9.3
Related income tax effect	$2.0	$2.3
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
9. Income Taxes
The Company's process for determining the provision for income taxes for the three months ended August 29, 2026, involved using an estimated annual effective tax rate which was based on expected annual income and statutory tax rates across the various jurisdictions in which it operates.
The effective tax rates were 21.5% and 26.5%, respectively, for the three month periods ended August 29, 2026, and August 30, 2025. The year over year change in the effective tax rate for the three months ended August 29, 2026, resulted from the current quarter reflecting favorable discrete impacts from the vesting of stock compensation versus the unfavorable impact in the prior year, as well as favorable impacts from foreign tax credits and export incentives.
For the three months ended August 29, 2026, the effective tax rate is higher than the United States federal statutory rate due to state and local income taxes and the mix of earnings in foreign jurisdictions, partially offset by research and development tax credits. For the three months ended August 30, 2025, the effective tax rate is higher than the United States federal statutory rate due to unfavorable discrete impacts from the vesting of stock compensation.

The Company recognizes interest and penalties related to uncertain tax benefits through Income tax expense in its Condensed Consolidated Statements of Comprehensive Income. Interest and penalties recognized in the Company's Condensed Consolidated Statements of Comprehensive Income were negligible for the three months ended August 29, 2026 and August 30, 2025.
10. Fair Value Measurements
The Company's financial instruments consist of cash equivalents, accounts and notes receivable, deferred compensation plans, accounts payable, debt, interest rate swaps, and foreign currency exchange contracts. The Company's financial instruments, other than long-term debt, are recorded at fair value.
The carrying value and fair value of the Company's total debt is as follows for the periods indicated:

(In millions)	August 29, 2026	May 30, 2026
Carrying value	$1,307.4	$1,294.6
Fair value	$1,317.5	$1,294.7
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
The following table sets forth financial assets and liabilities measured at fair value through net income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of August 29, 2026, and May 30, 2026.

(In millions)	August 29, 2026		May 30, 2026
Financial Assets	NAV	Quoted prices with other observable inputs (Level 2)	NAV	Quoted prices with other observable inputs (Level 2)
Cash equivalents:
Money market funds	$5.5	$—	$8.4	$—
Other current assets:
Foreign currency forward contracts	—	0.4	—	0.5
Other noncurrent assets:
Deferred compensation plan	—	29.0	—	27.3
Total	$5.5	$29.4	$8.4	$27.8

Financial Liabilities
Other accrued liabilities:
Foreign currency forward contracts	$—	$0.5	$—	$0.7
Total	$—	$0.5	$—	$0.7
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

The following table sets forth financial assets and liabilities measured at fair value through other comprehensive income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of August 29, 2026, and May 30, 2026.

(In millions)		August 29, 2026	May 30, 2026
Financial Assets	Balance Sheet Location	Quoted Prices with Other Observable Inputs (Level 2)	Quoted Prices with Other Observable Inputs (Level 2)
Interest rate swap agreement	Other noncurrent assets	$16.8	$16.7
Total		$16.8	$16.7

Financial Liabilities
Interest rate swap agreement	Other liabilities	$—	$0.5
Total		$—	$0.5
The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in the Condensed Consolidated Statements of Comprehensive Income within Other expense (income), net. The Company views its equity and fixed income mutual funds as available for use in its current operations. Accordingly, the investments are recorded within Current Assets within the Condensed Consolidated Balance Sheets.
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
These forward contracts are not designated as hedging instruments. Accordingly, we record the fair value of these contracts as of the end of the reporting period in the Condensed Consolidated Balance Sheets with changes in fair value recorded within the Condensed Consolidated Statements of Comprehensive Income. The balance sheet classification for the fair values of these forward contracts is Other current assets for unrealized gains and Other accrued liabilities for unrealized losses. The Condensed Consolidated Statements of Comprehensive Income classification for the fair values of these forward contracts is to Other (income) expense, net, for both realized and unrealized gains and losses.
Interest Rate Swaps
The Company uses interest rate swap agreements designated as cash flow hedges to manage its exposure to variability in cash flows associated with variable-rate debt. The Company's interest rate swaps continue to qualify for cash flow hedge accounting as of August 29, 2026.
As of August 29, 2026, the Company had interest rate swap agreements with an aggregate notional amount outstanding of $1.15 billion, including a $200.0 million forward-starting swap that becomes effective on January 29, 2027.

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
As of August 29, 2026, the swaps above have effectively converted, or are expected to convert upon their respective effective dates, indebtedness up to the notional amounts from a SOFR-based floating interest rate plus applicable margin to an effective fixed interest rate plus applicable margin under the terms of the Credit Agreement.

The following table summarizes the effects of the interest rate swap agreements for the three months ended:

	Three Months Ended
(In millions)	August 29, 2026	August 30, 2025
Gain (loss) recognized in Other comprehensive income (loss) (effective portion)	$0.2	$(5.8)
Gain reclassified from Accumulated other comprehensive loss into earnings	$3.8	$5.4
No amounts were recognized in earnings as a result of hedge ineffectiveness during the three month periods ended August 29, 2026, and August 30, 2025. The amount of gain expected to be reclassified from Accumulated other comprehensive income into earnings during the next twelve months is approximately $11.2 million, net of tax the amount is $8.4 million.
Changes in the Company's redeemable noncontrolling interest in HAY for the three months ended August 29, 2026, and August 30, 2025, are as follows:

(In millions)	August 29, 2026	August 30, 2025
Beginning Balance	$63.3	$59.3
Net income attributable to redeemable noncontrolling interests	1.0	0.9
Cumulative translation adjustments attributable to redeemable noncontrolling interests	(0.1)	1.0
Foreign currency translation adjustments	(0.4)	1.7
Ending Balance	$63.8	$62.9
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
Changes in the warranty reserve for the stated periods were as follows:

	Three Months Ended
(In millions)	August 29, 2026	August 30, 2025
Accrual Balance — beginning	$69.3	$69.7
Accrual for warranty matters	7.4	7.2
Settlements and adjustments	(7.1)	(7.1)
Accrual Balance — ending	$69.6	$69.8
Guarantees
The Company is periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one year and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies. However, the Company is ultimately liable for claims that may occur against them. As of August 29, 2026, the Company had a maximum financial exposure related to performance bonds totaling approximately $16.5 million. The Company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The Company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded in respect to these bonds as of either August 29, 2026, or May 30, 2026.

The Company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of August 29, 2026, the Company had a maximum financial exposure from these standby letters of credit totaling approximately $11.7 million, all of which is considered usage against the Company's revolving line of credit. The Company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's Consolidated Financial Statements. Accordingly, no liability has been recorded with respect to these arrangements as of August 29, 2026, or May 30, 2026.
Contingencies
The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect, if any, on the Company's Consolidated Financial Statements.
12. Short-Term Borrowings and Long-Term Debt
Short-term borrowings and long-term debt as of August 29, 2026, and May 30, 2026, consisted of the following:

(In millions)	August 29, 2026	May 30, 2026
Syndicated revolving line of credit, due April 2030	$311.5	$309.2
Term Loan A, 5.4809%, due April 2030	390.0	392.5
Term Loan B, 5.7309%, due August 2032	545.9	547.3
Accounts Receivable Securitization Facility, 4.7584% due September 2028	56.5	42.9
Supplier financing program	2.7	1.8
Finance lease liability	0.8	0.9
Total debt	$1,307.4	$1,294.6
Less: Unamortized discount and issuance costs	(8.6)	(8.9)
Less: Short-term borrowings and current portion of long-term debt	(28.4)	(25.1)
Long-term debt	$1,270.4	$1,260.6
The Company maintains a senior secured credit agreement consisting of a $725.0 million revolving credit facility maturing in April 2030, a Term Loan A facility maturing in April 2030, and a Term Loan B facility maturing in August 2032. The indebtedness incurred under the revolving line of credit and term loans is secured by substantially all of the Company’s tangible and intangible assets, including, without limitation, the Company’s intellectual property. The Company’s direct and indirect wholly-owned domestic subsidiaries have also guaranteed the obligations of the Company and the foreign borrowers under the revolving line of credit and term loans and pledged substantially all of their tangible and intangible assets as security for their obligations under such guarantee.
During the three months ended August 29, 2026, the Company made aggregate principal payments of $2.5 million and $1.4 million on Term Loan A and B, respectively. The Company was in compliance with all debt covenants as of August 29, 2026.
Available borrowings under the syndicated revolving line of credit were as follows for the periods indicated:

(In millions)	August 29, 2026	May 30, 2026
Syndicated revolving line of credit borrowing capacity	$725.0	$725.0
Less: Borrowings under the syndicated revolving line of credit	311.5	309.2
Less: Outstanding letters of credit	11.7	11.8
Available borrowings under the syndicated revolving line of credit	$401.8	$404.0
Accounts Receivable Securitization Facility
In September 2025, the Company entered into a three-year accounts receivable securitization facility (the "Facility"), scheduled to terminate September 2028, in the aggregate amount of up to $90.0 million. Under the terms of the Facility, the Company sells, on a revolving basis, certain accounts receivables to MillerKnoll Receivables LLC, a direct wholly-owned, bankruptcy-remote special purpose entity (the "SPE") of the Company that, in turn, uses the receivables to secure the borrowings, the proceeds of which will be used for general working capital purposes. The SPE is included in the Condensed Consolidated Financial Statements and therefore the accounts receivable owned by it are included in our Condensed Consolidated Balance

Sheets. However, the accounts receivable owned by the SPE are separate and distinct from our other assets and are not available to other creditors should the Company become insolvent. As of August 29, 2026, the SPE held $56.5 million of accounts receivable. The securitization is treated as a secured borrowing for accounting purposes. The outstanding balance as of August 29, 2026 is reported in Long-term debt in the Condensed Consolidated Balance Sheets.
Supplier Financing Program
The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations of the Company. Under this program, participating suppliers may finance payment obligations of the Company, prior to their scheduled due dates, at a discounted price to the third-party financial institution.
The Company has lengthened the payment terms for certain suppliers that have chosen to participate in the program. As a result, certain amounts due to suppliers have payment terms that are longer than standard industry practice and as such, these amounts have been excluded from Accounts payable in the Condensed Consolidated Balance Sheets as the amounts have been accounted for by the Company as current debt, within Short-term borrowings and current portion of long-term debt. As of August 29, 2026, and May 30, 2026, the liability related to the supplier financing program was $2.7 million and $1.8 million, respectively.
13. Accumulated Other Comprehensive Loss
The following table provides an analysis of the changes in accumulated other comprehensive loss for the three months ended August 29, 2026, and August 30, 2025:

(In millions)	Cumulative Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Interest Rate Swap Agreement	Accumulated Other Comprehensive Loss
Balance at May 30, 2026	$(51.0)	$(30.7)	$12.4	$(69.3)
Other comprehensive loss, net of tax before reclassifications	(3.8)	—	(3.6)	(7.4)
Reclassification from accumulated other comprehensive loss - Other, net	—	0.3	3.8	4.1
Tax expense	—	(0.1)	—	(0.1)
Net current period other comprehensive (loss) income	(3.8)	0.2	0.2	(3.4)
Balance at August 29, 2026	$(54.8)	$(30.5)	$12.6	$(72.7)

Balance at May 31, 2025	$(70.6)	$(30.9)	$19.5	$(82.0)
Other comprehensive income (loss), net of tax before reclassifications	18.4	—	(11.2)	7.2
Reclassification from accumulated other comprehensive loss - Other, net	—	0.1	5.4	5.5
Net current period other comprehensive income (loss)	18.4	0.1	(5.8)	12.7
Balance at August 30, 2025	$(52.2)	$(30.8)	$13.7	$(69.3)
14. Operating Segments
The Company has three reportable segments: North America Contract, International Contract and Global Retail. The Company's operating segments are determined based on the manner in which management organizes the business for making operating decisions and assessing performance
The North America Contract segment includes the operations associated with the design, sourcing, manufacture, and sale of furniture products directly or indirectly through an independent dealership network for office, healthcare, and educational environments throughout the United States and Canada as well as the global operations of the Spinneybeck, FilzFelt, Maharam, Edelman, and Knoll Textile brands.
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
The Company's CODM is its Interim Chief Executive Officer, who is regularly provided the operating results of our reportable segments and reviews the actual operating results against forecasted figures for the purposes of monitoring and assessing performance, allocating capital, and making strategic and operational decisions.
The CODM uses Adjusted Operating Earnings (Loss) as the key operating metric to measure segment profit or loss, evaluate the performance of the segments, analyze variances of actual performance to forecasts, and make decisions regarding the allocation of resources. Segment Adjusted Operating Earnings (Loss) represents reported Operating Earnings adjusted for restructuring charges, amortization of Knoll purchased intangible assets, CEO transition costs, and other discrete items when incurred.
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
The following is a summary of certain key financial measures for the respective periods indicated:

	Three Months Ended
(In millions)	August 29, 2026	August 30, 2025
Net sales:
North America Contract	$505.6	$533.9
International Contract	156.8	167.5
Global Retail	261.0	254.3
Total	$923.4	$955.7

Refer to Note 3 of the Condensed Consolidated Financial Statements for further disaggregation of revenue by operating segment.

	Three Months Ended
(In millions)	August 29, 2026	August 30, 2025
Adjusted cost of sales(1):
North America Contract	$308.3	$337.9
International Contract	99.8	108.3
Global Retail	129.5	141.4
(1) Adjusted cost of sales is defined as cost of sales excluding, when they occur, the impacts of restructuring charges.

	Three Months Ended
(In millions)	August 29, 2026	August 30, 2025
Adjusted operating expenses(1):
North America Contract	$143.4	$134.9
International Contract	49.8	44.9
Global Retail	113.2	109.9
Corporate	13.7	18.3
(1) Adjusted operating expenses is defined as operating expenses excluding, when they occur, the impacts of restructuring charges, amortization of Knoll purchased intangibles and CEO transition costs.

	Three Months Ended
(In millions)	August 29, 2026	August 30, 2025
Adjusted operating earnings:
North America Contract	$53.9	$61.1
International Contract	7.2	14.3
Global Retail	18.3	3.0
Total segment adjusted operating earnings	$79.4	$78.4

	Three Months Ended
(In millions)	August 29, 2026	August 30, 2025
Reconciliation to net earnings:
Total segment adjusted operating earnings	$79.4	$78.4
Corporate adjusted operating loss	(13.7)	(18.3)
Total consolidated adjusted operating earnings	65.7	60.1
Net earnings attributable to redeemable noncontrolling interests	1.0	0.9
Net earnings (loss) from:
Income tax expense	7.6	7.6
Other expense, net	1.3	7.5
Interest and other investment income	(0.9)	(1.1)
Interest expense	16.2	18.4
Restructuring charges	6.5	0.5
Amortization of Knoll purchased intangibles	5.7	6.1
CEO transition costs	1.7	—
Net earnings attributable to MillerKnoll, Inc.	$26.6	$20.2

	Three Months Ended
(In millions)	August 29, 2026	August 30, 2025
Depreciation and amortization:
North America Contract	$20.0	$20.8
International Contract	5.5	5.9
Global Retail	9.0	8.7
Total	$34.5	$35.4
Capital expenditures:
North America Contract	$15.1	$15.8
International Contract	4.9	4.5
Global Retail	12.5	10.4
Total	$32.5	$30.7
Many of the Company's assets, including manufacturing, office and showroom facilities, support multiple segments. For that reason, it is impractical to disclose asset information on a segment basis.

15. Restructuring Expense
As part of its restructuring activities, the Company has incurred expenses that qualify as exit and disposal costs under U.S. GAAP. These costs primarily include severance and employee-related costs associated with workforce reductions and certain facility exit costs associated with the facility consolidation initiatives.
The Company has also incurred restructuring-related costs that do not qualify as exit and disposal costs under U.S. GAAP. These costs primarily include professional fees, right-of-use asset impairment charges and accelerated depreciation of fixed assets.
Expenses associated with restructuring activities are recorded within Cost of sales or Restructuring expense in the Condensed Consolidated Statements of Comprehensive Income.
Restructuring expenses recorded within Cost of sales totaled $0.5 million for the three months ended August 29, 2026. Amounts recorded within Restructuring expense, a component of Operating expenses, totaled $6.0 million for the three months ended August 29, 2026.
No restructuring expenses were recorded within Cost of sales for the three months ended August 30, 2025. Amounts recorded within Restructuring expense, a component of Operating expenses, totaled $0.5 million for the three months ended August 30, 2025.
Restructuring Activities
During the first quarter of fiscal year 2027, the Company initiated an action related to the 2027 restructuring plan ("2027 restructuring plan") to create operational efficiencies. The plan includes workforce reductions and costs associated with facility consolidation activities. Restructuring charges related to the 2027 restructuring plan totaled $6.5 million for the three months ended August 29, 2026.
During the first quarter of fiscal year 2026, the Company initiated an action related to the 2026 restructuring plan ("2026 restructuring plan") to improve operational efficiencies. The plan included workforce reductions and costs associated with facility consolidation activities. As part of the plan, the Company shortened the estimated useful lives of certain fixed assets, resulting in increased depreciation expense. Restructuring charges related to the 2026 restructuring plan totaled $13.5 million for the year ended May 30, 2026, including $4.7 million of accelerated depreciation expense. The restructuring plan was complete in fiscal 2026 and no future costs related to this plan are expected.
The following table summarizes changes in the restructuring liability that qualifies as exit and disposal costs under U.S. GAAP, including severance and employee-related costs and exit and disposal activities, related to the 2027 restructuring plan and the 2026 restructuring plan for the three months ended August 29, 2026:

	2027 Restructuring Plan				2026 Restructuring Plan
(In millions)	Severance and Employee Related	Exit and Disposal Activities	Other Restructuring Costs	Total	Severance and Employee Related
May 30, 2026	$—	$—	$—	$—	$5.5
Restructuring Costs	3.1	1.3	2.1	6.5	—
Amounts Paid	(1.2)	(0.6)	—	(1.8)	(2.4)
Non-Cash Costs	—	—	(1.8)	(1.8)	—
August 29, 2026	$1.9	$0.7	$0.3	$2.9	$3.1
The Company expects the remaining liability associated with the 2026 restructuring plan as of August 29, 2026 to be substantially paid during fiscal 2027.

The following is a summary of restructuring costs by segment for the periods indicated:

	Three Months Ended
(In millions)	August 29, 2026	August 30, 2025
North America Contract	$3.0	$0.5
International Contract	2.8	—
Global Retail	0.7	—
Total	$6.5	$0.5
16. Variable Interest Entities
The Company entered into long-term notes receivable with certain independently owned dealers that are deemed to be variable interests in variable interest entities. The carrying value of these notes receivable was $5.8 million and $6.9 million as of August 29, 2026, and May 30, 2026, respectively, and represents the Company’s maximum exposure to loss. The Company is not deemed to be the primary beneficiary for any of these variable interest entities as each independently owned dealer controls the activities that most significantly impact the entity’s economic performance, including sales, marketing, and operations.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except share data)
The following is management's discussion and analysis of certain significant factors that affected the Company's financial condition, earnings, and cash flows during the periods included in the accompanying Condensed Consolidated Financial Statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended May 30, 2026. References to "Notes" are to the footnotes included in the accompanying Condensed Consolidated Financial Statements.
Business Overview and Quarterly Highlights
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
The following is a summary of results for the three months ended August 29, 2026:
•Net sales were $923.4 million and orders were $913.9 million, representing a decrease of 3.4% and an increase of 3.2%, respectively, when compared to the same quarter of the prior year. On an organic* basis, which excludes the impact of foreign currency translation, net sales were $924.5 million and orders were $916.2 million, representing an organic* decrease of 3.3% and an organic* increase of 3.5%, respectively, when compared to the same quarter of the prior year.
•Gross margin in the first quarter was 41.7%, an increase of 320 basis points when compared to the same quarter of the prior year, related primarily to incremental pricing and the favorable impact of refunds totaling $16.5 million from tariffs previously imposed by the U.S. government under the International Emergency Economic Powers Act ("IEEPA").
•Operating expenses increased $18.9 million or 6.0% as compared to the same quarter of the prior year. The increase was driven primarily by higher fixed and variable compensation costs, increased restructuring charges associated with facility consolidation and workforce reduction initiatives, and incremental costs related to new store openings. These increases were partially offset by savings generated through cost management initiatives implemented across the business.
•The effective tax rate was 21.5% compared to 26.5% for the same quarter of the prior year. The change compared to the prior year relates primarily to favorable impacts from lower non-deductible officers' compensation, higher export tax incentives, and an increase in foreign tax credits.
•Diluted earnings per share in the quarter was $0.38 compared to $0.29 in the prior year. Adjusted diluted earnings per share* was $0.53, a 17.8% increase compared to the prior year quarter, which includes the $0.11 impact of net IEEPA tariff refunds.
(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

A comparison of net sales and orders during the first quarter compared to the prior year period by segment is as follows:
•The North America Contract segment reported first quarter net sales of $505.6 million, representing a decrease of 5.3% on a reported basis and 5.2% on an organic* basis compared to the prior year period. Orders totaled $483.7 million, a decrease of 1.7% on a reported basis and 1.6% on an organic* basis.
•The International Contract segment reported net sales in the first quarter of $156.8 million, representing a decrease of 6.4% on a reported basis and 6.2% on an organic* basis compared to the prior year period. Orders totaled $181.2 million, an increase of 17.3% on a reported basis and 17.9% on an organic* basis.
•The Global Retail segment reported first quarter net sales of $261.0 million, representing an increase of 2.6% on a reported basis and 2.8% on an organic* basis compared to the prior year period. Orders totaled $249.0 million, an increase of 4.3% on a reported basis and 4.7% on an organic* basis.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations under the heading "Reconciliation of Non-GAAP Financial Measures."

The Company's fiscal year is the 52 or 53 week period ending on the Saturday closest to May 31. The fiscal year ending May 29, 2027 ("fiscal 2027") and the fiscal year ended May 30, 2026 ("fiscal 2026") both contain 52 weeks.
The remaining sections within Item 2 include additional analysis of the three months ended August 29, 2026, including discussion of significant variances compared to the prior year periods.
The following table presents certain quarterly highlights from the results of operations for the three months ended:

	Three Months Ended
(In millions, except share data)	August 29, 2026	August 30, 2025	% Change
Net sales	$923.4	$955.7	(3.4)%
Cost of sales	538.1	587.6	(8.4)%
Gross margin	385.3	368.1	4.7%
Operating expenses	333.5	314.6	6.0%
Operating earnings	51.8	53.5	(3.2)%
Other expenses, net	16.6	24.8	(33.1)%
Earnings before income taxes	35.2	28.7	22.6%
Income tax expense	7.6	7.6	—%
Net earnings	27.6	21.1	30.8%
Net earnings attributable to redeemable noncontrolling interests	1.0	0.9	11.1%
Net earnings attributable to MillerKnoll, Inc.	$26.6	$20.2	31.7%
Earnings per share - basic	$0.38	$0.29	31.0%
Earnings per share - diluted	$0.38	$0.29	31.0%
Orders	$913.9	$885.4	3.2%
Backlog	$669.2	$690.9	(3.1)%
The following table presents select components of the Company's Condensed Consolidated Statements of Comprehensive Income as a percentage of Net sales, for the three months ended:

	Three Months Ended
	August 29, 2026	August 30, 2025
Net sales	100.0%	100.0%
Cost of sales	58.3%	61.5%
Gross margin	41.7%	38.5%
Operating expenses	36.1%	32.9%
Operating earnings	5.6%	5.6%
Other expenses, net	1.8%	2.6%
Earnings before income taxes	3.8%	3.0%
Income tax expense	0.8%	0.8%
Net earnings	3.0%	2.2%
Net earnings attributable to redeemable noncontrolling interests	0.1%	0.1%
Net earnings attributable to MillerKnoll, Inc.	2.9%	2.1%
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
Adjusted Earnings per Share - Diluted represents reported diluted earnings per share excluding the impact from amortization of Knoll purchased intangibles, restructuring charges, debt extinguishment charges, CEO transition costs and the related tax effect of these adjustments. These adjustments are described further below.
Organic Growth (Decline) represents the change in sales and orders, excluding currency translation effects.
The adjustments made to arrive at these non-GAAP financial measures are as follows. We exclude these items from our non-GAAP measures because they are not reflective of our ongoing financial performance:
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
•Restructuring charges: Includes costs associated with actions involving targeted workforce reductions, facility consolidations, and accelerated depreciation of fixed assets.
•Debt extinguishment charges: Includes expenses associated with the extinguishment of debt.
•CEO transition costs: Includes one‑time expenses consisting primarily of severance, benefits and advisory fees.
•Tax related items: Includes the income tax benefit/provision effect of the tax-related items from our non-GAAP measures because they are not associated with the tax expense on our ongoing operating results.

The following tables reconcile net sales, as reported to net sales, organic for the periods ended as indicated below:

	Three Months Ended
	August 29, 2026
	North America Contract	International Contract	Global Retail	Total
Net sales, as reported	$505.6	$156.8	$261.0	$923.4
% change from PY	(5.3)%	(6.4)%	2.6%	(3.4)%

Adjustments
Currency translation effects (1)	0.3	0.3	0.5	1.1
Net sales, organic	$505.9	$157.1	$261.5	$924.5
Organic (Decline) Growth	(5.2)%	(6.2)%	2.8%	(3.3)%

	Three Months Ended
	August 30, 2025
	North America Contract	International Contract	Global Retail	Total
Net sales, as reported	$533.9	$167.5	$254.3	$955.7
(1) Currency translation effects represent the estimated net impact of translating current period sales using the average exchange rates applicable to the comparable prior year period.

The following tables reconcile orders, as reported to orders, organic for the periods ended as indicated below:

	Three Months Ended
	August 29, 2026
	North America Contract	International Contract	Global Retail	Total
Orders, as reported	$483.7	$181.2	$249.0	$913.9
% change from PY	(1.7)%	17.3%	4.3%	3.2%

Adjustments
Currency translation effects (1)	0.4	1.0	0.9	2.3
Orders, organic	$484.1	$182.2	$249.9	$916.2
Organic (Decline) Growth	(1.6)%	17.9%	4.7%	3.5%

	Three Months Ended
	August 30, 2025
	North America Contract	International Contract	Global Retail	Total
Orders, as reported	$492.2	$154.5	$238.7	$885.4
(1) Currency translation effects represent the estimated net impact of translating current period orders using the average exchange rates applicable to the comparable prior year period.

The following table reconciles earnings per share - diluted to adjusted earnings per share - diluted for the periods ended as indicated below:

	Three Months Ended
	August 29, 2026	August 30, 2025
Earnings per share - diluted	$0.38	$0.29

Add: Amortization of Knoll purchased intangibles	0.08	0.09
Add: Restructuring charges	0.10	0.01
Add: Debt extinguishment charges	—	0.11
CEO transition costs	0.02	—
Tax impact on adjustments	(0.05)	(0.05)
Adjusted earnings per share - diluted	$0.53	$0.45
Weighted average shares outstanding (used for calculating adjusted earnings per share) – diluted	70,040,606	69,194,506

Net Sales
The following chart presents graphically the primary drivers of the year-over-year change in net sales for the three months ended August 29, 2026. The amounts presented in the graph are expressed in millions and have been rounded.

Net sales decreased $32.3 million, or 3.4%, in the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026. The decrease was primarily driven by lower sales volumes in the North America Contract and International Contract segments, which reduced net sales by approximately $48 million and $7 million, respectively, as well as unfavorable foreign currency translation of $1 million. These decreases were partially offset by the favorable impact of price realization, net of discounting, which contributed approximately $23 million to net sales.
Gross Margin
Gross margin increased to 41.7% in the first quarter of fiscal 2027 from 38.5% in the first quarter of fiscal 2026. The year-over-year increase was primarily driven by:
•Favorable pricing, reflecting the impact of incremental list price increases, partially offset by contract price discounting.
•The favorable impact of refunds received from the U.S. government related to previously incurred IEEPA tariffs, which contributed approximately $16.5 million to gross margin.
These favorable impacts were partially offset by inflationary cost pressures and unfavorable leverage of fixed manufacturing costs resulting from lower sales volumes.

Operating Expenses
The following chart presents graphically the primary drivers of the year-over-year change in operating expenses for the three months ended August 29, 2026. The amounts presented in the graphs are expressed in millions and have been rounded.

Operating expenses increased $18.9 million, or 6.0%, in the first quarter of fiscal 2027 compared to the prior year period. The increase was primarily driven by approximately $13 million of higher fixed and variable compensation costs, approximately $6 million of restructuring charges associated with facility consolidation and workforce reduction initiatives, and approximately $5 million of incremental costs related to new store openings. These increases were partially offset by savings generated through cost management initiatives implemented across the business.
Other Income/Expense
Net other expense decreased $8.2 million to $16.6 million for the three months ended August 29, 2026, primarily due to the absence of the $7.8 million loss on extinguishment of debt incurred in the prior-year period in connection with the refinancing of term loan debt, as well as lower interest expense of $2.2 million. These benefits were partially offset by higher foreign currency losses.
Income Taxes
See Note 9 of the Condensed Consolidated Financial Statements for additional information.
Operating Segment Results
The Company has three reportable segments: North America Contract, International Contract and Global Retail. The Company's operating segments are determined based on the manner in which management organizes the business for making operating decisions and assessing performance. A description of each reportable segment is below.
The North America Contract segment includes the operations associated with the design, sourcing, manufacture, and sale of furniture products directly or indirectly through an independent dealership network for office, healthcare, and educational environments throughout the United States and Canada, as well as the global operations of the Spinneybeck, FilzFelt, Maharam, Edelman, and Knoll Textile brands.
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
The charts below present the relative mix of net sales and operating earnings across each of the Company's segments during the three month period ended August 29, 2026. This is followed by a discussion of the Company's results, by reportable segment. The amounts presented in the charts are in millions and have been rounded.

Global Retail; $261.0; 28%
North America Contract; $505.6; 55%
International Contract; $156.8; 17%

$47.5
$3.7
$16.0
$(15.4)
North America Contract
International Contract
Global Retail
Corporate

North America Contract

	Three Months Ended
(Dollars in millions)	August 29, 2026	August 30, 2025	Change
Net sales	$505.6	$533.9	$(28.3)
Operating earnings	47.5	56.9	(9.4)
Operating earnings %	9.4%	10.7%	(1.3)%
For the three month comparative period, net sales decreased 5.3%, or 5.2% on an organic* basis, compared to the prior year period, primarily due to:
•Decreased sales volumes within the segment, which negatively impacted net sales by approximately $48 million.
•Favorable price realization, reflecting the impact of price increases, net of discounting, which positively impacted net sales by approximately $20 million.
For the three month comparative period, operating earnings decreased $9.4 million, or 16.5%, compared to the prior year period. The decrease was driven by higher operating expenses, which more than offset an increase in gross margin.
Gross margin increased by $0.8 million, and gross margin percentage increased 220 basis points. The increase in gross margin percentage was primarily driven by:
•The favorable impact of refunds received from the U.S. government related to previously incurred IEEPA tariffs, which contributed approximately $4.6 million to gross margin.
•Favorable pricing, reflecting the impact of incremental list price increases, partially offset by contract price discounting.
These favorable impacts were partially offset by inflationary cost pressures and unfavorable leverage of fixed manufacturing costs resulting from lower sales volumes.
Operating expenses increased by $10.2 million compared to the prior year period. The increase was primarily driven by:
•Higher fixed and variable compensation costs.
•Higher restructuring charges associated with facility consolidation initiatives
These increases were partially offset by savings generated through cost management initiatives implemented across the segment.

International Contract

	Three Months Ended
(Dollars in millions)	August 29, 2026	August 30, 2025	Change
Net sales	$156.8	$167.5	$(10.7)
Operating earnings	3.7	13.5	(9.8)
Operating earnings %	2.4%	8.1%	(5.7)%
For the three month comparative period, net sales decreased 6.4%, or 6.2% on an organic* basis, compared to the prior year period, primarily due to:
•Decreased sales volumes within the segment, which unfavorably impacted net sales by approximately $7 million.
•Incremental discounting, net of price increases, which unfavorably impacted net sales by approximately $4 million.
For the three month comparative period, operating earnings decreased $9.8 million or 72.6%, compared to the prior year period. This decrease was driven by higher operating expenses, which more than offset an increase in gross margin percentage.

Gross margin decreased by $2.2 million, while gross margin percentage increased 110 basis points. The increase in gross margin percentage was primarily driven by favorable regional and product sales mix. This was partially offset by unfavorable leverage of fixed manufacturing costs resulting from lower sales volumes.
Operating expenses increased by $7.6 million compared to the prior year period. The increase was primarily driven by:
•Higher fixed and variable compensation costs.
•Higher restructuring charges associated with facility consolidation initiatives.
•Increased showroom investments and the timing of marketing and sales events.
Global Retail

	Three Months Ended
(Dollars in millions)	August 29, 2026	August 30, 2025	Change
Net sales	$261.0	$254.3	$6.7
Operating earnings	16.0	1.4	14.6
Operating earnings %	6.1%	0.6%	5.5%
For the three month comparative period, net sales increased 2.6%, or 2.8% on an organic* basis, compared to the prior year period, primarily due to:
•Favorable price realization, reflecting the impact of price increases, net of discounting, which positively impacted net sales by approximately $7 million.
•Unfavorable foreign currency translation, which decreased net sales by approximately $1 million.
For the three month comparative period, operating earnings increased $14.6 million or 1,042.9% compared to the prior year period. The increase was driven by higher gross margin percentage.
Gross margin increased by $18.6 million, and gross margin percentage increased 600 basis points. The increase in gross margin and gross margin percentage was primarily driven by:
•The favorable impact of refunds received from the U.S. government related to previously incurred IEEPA tariffs, which contributed approximately $11.8 million to gross margin.
•Favorable pricing, reflecting the impact of incremental list price increases, partially offset by discounting.
Operating expenses increased by $4.0 million compared to the prior year period. The increase was primarily driven by:
•Incremental costs related to new store openings
•Higher fixed and variable compensation costs.
•These increases were partially offset by savings generated through cost management initiatives implemented across the business.
Corporate
Corporate unallocated expenses were $15.4 million in the first quarter of fiscal 2027, a decrease of $2.9 million compared to the first quarter of fiscal 2026. The decrease was primarily attributable to lower long-term incentive compensation and reduced health care costs.

Liquidity and Capital Resources
The table below summarizes the net change in Cash and cash equivalents for the three months ended as indicated.

(In millions)	August 29, 2026	August 30, 2025
Cash provided by (used in):
Operating activities	$49.1	$9.4
Investing activities	(32.1)	(30.5)
Financing activities	(4.8)	(9.2)
Effect of exchange rate changes	(1.3)	3.8
Net change in Cash and cash equivalents	$10.9	$(26.5)
Cash Flows - Operating Activities
Cash provided by operating activities for the three months ended August 29, 2026 was $49.1 million, compared to $9.4 million in the prior year period. The increase was primarily driven by higher net earnings and a lower use of cash for working capital.
Working capital used $22.4 million of cash during the current year period, compared to $63.0 million in the prior year period. The improvement in working capital was primarily attributable to a lower use of cash related to current liabilities, driven primarily by accrued variable compensation, and other accrued liabilities, as well as improved collections of trade receivables. These favorable impacts were partially offset by higher inventory levels.
Cash Flows - Investing Activities
Cash used in investing activities for the three months ended August 29, 2026, was $32.1 million, compared to $30.5 million in the prior-year period. The slight increase in cash used in investing activities was primarily attributable to higher capital expenditures during the current-year period.
At the end of the first quarter of fiscal 2027, there were outstanding commitments for capital purchases of $26.5 million. The Company plans to fund these commitments through a combination of cash on hand and cash flows from operations. The Company expects full-year capital purchases to be between $125.0 million and $135.0 million which will be primarily related to investments in the Company's facilities, (including manufacturing, showrooms, and retail stores) and equipment. This compares to full-year capital spending of $122.3 million in fiscal 2026. Capital expenditures for the first three months of fiscal 2027 were $32.5 million compared to $30.7 million for the three months ended August 30, 2025.
Cash Flows - Financing Activities
Cash used in financing activities for the three months ended August 29, 2026, was $4.8 million, compared to $9.2 million in the same period of the prior year. The decrease in cash used in the current year, compared to the prior year, was primarily attributable to:
•The absence of significant refinancing-related cash outflows incurred in the prior-year period. During the current period, the Company made scheduled principal payments of $3.9 million on its term loan debt, compared to net cash outflows of $58.7 million in the prior year period related to scheduled principal payments and the refinancing of Term Loan B.
•Net proceeds of $13.6 million received under the Company's accounts receivable securitization facility during the current period.
These decreases were partially offset by:
•Lower net borrowings under the Company's revolving credit facility, which totaled $2.3 million during the current period, compared to net borrowings of $68.9 million during the prior year period.
•Higher share repurchases and related tax withholding payments, which totaled $9.5 million during the current period, compared to $7.2 million during the prior year period.
Sources of Liquidity
The Company closely manages spending levels, capital investments, and working capital. The Company maintains an open market share repurchase program under our existing share repurchase authorization and may repurchase shares from time to time based on management’s evaluation of market conditions, share price and other factors.

At the end of the first quarter of fiscal 2027, the Company had a well-positioned balance sheet and liquidity profile. The Company has access to liquidity through credit facilities as well as cash and cash equivalents. These sources have been summarized below. For additional information, refer to Note 12 to the Condensed Consolidated Financial Statements.

(In millions)	August 29, 2026	May 30, 2026
Cash and cash equivalents	$178.6	$167.7
Availability under syndicated revolving line of credit	401.8	404.0
Total liquidity	$580.4	$571.7
Of the Cash and cash equivalents noted above at the end of the first quarter of fiscal 2027, the Company had $169.3 million of Cash and cash equivalents held outside the United States.
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
As of August 29, 2026, the total debt outstanding related to borrowings under the syndicated revolving line of credit was $311.5 million with available borrowings on this facility of $401.8 million.
The Company intends to repatriate $119.9 million of undistributed foreign earnings, all of which is held in cash in certain foreign jurisdictions. The Company has recorded a $1.4 million deferred tax liability related to foreign withholding taxes on these future dividends received in the U.S. from foreign subsidiaries. A significant portion of the $119.9 million of undistributed foreign earnings was previously taxed under the U.S. Tax Cut and Jobs Act (TCJA). The Company intends to remain indefinitely reinvested in the remaining undistributed earnings outside the U.S. which is estimated to be approximately $377.8 million on August 29, 2026.
The Company believes cash on hand, cash generated from operations, and borrowing capacity will provide adequate liquidity to fund near term and foreseeable future business operations, capital needs, upcoming debt maturities, future dividends and share repurchases, subject to financing availability in the marketplace.
Contractual Obligations
Contractual obligations associated with ongoing business and financing activities will require cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments as of May 30, 2026, was provided in the Company's Annual Report on Form 10-K for the year ended May 30, 2026. There have been no material changes in such obligations since that date.
Guarantees
See Note 11 to the Condensed Consolidated Financial Statements.
Variable Interest Entities
See Note 16 to the Condensed Consolidated Financial Statements.
Contingencies
See Note 11 to the Condensed Consolidated Financial Statements.
Critical Accounting Policies
The Company strives to report financial results clearly and understandably. The Company follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which require certain estimates and judgments that affect the financial position and results of operations for the Company. The Company continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Company's Annual Report on Form 10-K for the year ended May 30, 2026.
New Accounting Standards
See Note 2 to the Condensed Consolidated Financial Statements.

Cautionary Note Regarding Forward-Looking Statements
This communication includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include those relating to future events, anticipated results of operations, our expectations regarding future market conditions, our business strategies, our assessment of risks we face, and other aspects of our operations or operating results. These forward-looking statements generally can be identified by phrases such as "will," "expects," "anticipates," "foresees," "forecasts," "estimates" or other words or phrases of similar import. It is uncertain whether any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do, what impact they will have on our results of operations or financial condition or the price of our stock. These forward-looking statements involve certain risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those indicated in such forward-looking statements, including, but not limited to:
•The effects of the ongoing conflict in the Middle East and broader geopolitical instability, including with respect to negative impacts on our supply chain, decreased sales within the region or beyond due to supply chain constraints or other factors, energy prices, and broader inflationary and macroeconomic effects;
•Changes to U.S. and international trade policies, including new or increased tariffs, developments relating to tariff refunds (including the risk of clawback or reversal or tariff refunds or the discontinuation of any additional tariff refunds), and changing import/export regulations, which impact both the cost and availability of materials and components used to manufacture our products as well as demand for our products;
•Challenges in implementing our growth strategy and the possibility that the assumptions on which that strategy was built prove inaccurate;
•Consumer spending levels, which have a significant impact on demand for our products within our Global Retail segment;
•Global and national economic conditions such as heightened inflation, uncertainty regarding future interest rates, foreign currency exchange rate fluctuations, geopolitical instability, and potential governmental responses to these events;
•Transition in the Company's executive leadership, which may result in changes to our strategy or operations;
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
For additional information about other factors that could cause actual results to differ materially from those described in the forward-looking statements, please refer to MillerKnoll’s periodic reports and other filings with the SEC, including the risk factors identified in our most recent Quarterly Reports on Form 10-Q and Annual Report on Form 10-K for the year ended May 30, 2026. The forward-looking statements included in this report are made only as of the date hereof. MillerKnoll does not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances, except as required by law.
Item 3: Quantitative and Qualitative Disclosures About Market Risk
The information concerning quantitative and qualitative disclosures about market risk contained in the Company’s Annual Report on Form 10-K for the year ended May 30, 2026, has not changed materially. The nature of market risks from interest rates and commodity prices has not changed materially during the first three months of fiscal 2027.

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
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Company's Interim Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 29, 2026, and the Company's Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company's disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended August 29, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1: Legal Proceedings
There have been no material changes in the Company's legal proceedings from those set forth in the Company's Annual Report on Form 10-K for the year ended May 30, 2026.
Item 1A: Risk Factors
There have been no material changes in the Company's risk factors from those set forth in the Company's Annual Report on Form 10-K for the year ended May 30, 2026.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company has one share repurchase plan authorized by the Board of Directors on January 16, 2019, which provides a share repurchase authorization of $250.0 million with no specified expiration date. On July 16, 2024, the Company announced that the Board of Directors approved an increase to this repurchase plan to authorize an additional $200 million to fund share repurchases. The approximate dollar value of shares available for purchase under the plan at August 29, 2026, was $155.3 million.
The following is a summary of share repurchase activity during the fiscal quarter ended August 29, 2026.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions) (2)
5/31/2026 - 6/27/2026	78,934	$15.38	78,934	$163.7
6/28/2026 - 7/25/2026	137,611	$21.62	137,611	$160.8
7/26/2026 - 8/29/2026	237,430	$23.06	237,430	$155.3
Total	453,975		453,975
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
Item 5: Other Information
During the first quarter of fiscal 2027, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S‑K) or non‑Rule 10b5‑1 trading arrangements (as defined in Item 408(c) of Regulation S‑K) adopted, modified, or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company.
Item 6: Exhibits
The following exhibits (listed by number corresponding to the Exhibit table as Item 601 in Regulation S-K) are filed with this Report:
Exhibit Number    Document
3.1    Amended and Restated Bylaws of MillerKnoll, Inc., as amended through July 14, 2026 (incorporated here by reference to Exhibit 3.1 to the Form 8-K filed July 20, 2026)

10.1*    Letter Agreement between MillerKnoll, Inc. and Andrea R. Owen, dated May 31, 2026 (incorporated here by reference to Exhibit 10.31 to the Form 10-K filed July 20, 2026)
10.2*    Letter Agreement between MillerKnoll, Inc. and Jeffrey M. Stutz dated June 1, 2026 (incorporated here by reference to Exhibit 10.32 to the Form 10-K filed July 20, 2026)
31.1     Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2     Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1     Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2     Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS    The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.
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
MillerKnoll, Inc.

September 28, 2026	/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Interim Chief Executive Officer
(Duly Authorized Signatory for Registrant)

September 28, 2026	/s/ Kevin J. Veltman
Kevin J. Veltman
Chief Financial Officer
(Duly Authorized Signatory for Registrant)